Form 10-Q
period 2010-05-31
Ciglarette, Inc.
filed 2010-07-20
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-166343

CIGLARETTE, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001c Saint Germain Dr., Suite 390, Centreville, VA	20121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (571) 432-9444

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                          Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of  July 20, 2010, there were 5,891,000 shares of Common Stock, par value $0.0001 per share, outstanding.

CIGLARETTE, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of May 31, 2010 (unaudited) and December 31, 2009	F-1

	Condensed Consolidated Statements of Operations for the six months ended May 31, 2010 (unaudited) and from Inception (November 13, 2009) to May 31, 2010 (unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2010 (unaudited) and from Inception (November 13, 2009) to May 31, 2010 (unaudited)	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-5 to F-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	9

Item 4.	Controls and Procedures.	9

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	(Removed and Reserved)	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

	Signatures	11

Item 1. Financial Statements.

CIGLARETTE, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2010

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at May 31, 2010 (Unaudited) and February 28, 2010	F-1

Statements of Operation for the Three Months Ended May 31, 2010 and for the Period from December 23, 2009 (Inception) through May 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity for the Period from December 23, 2009 (Inception) through May 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended May 31, 2010 and for the Period from December 23, 2009 (Inception) through May 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 to F-10

CIGLARETTE, INC.

(A development stage company)
Balance Sheets

	May 31, 2010	February 28, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$41,919	$500
Stock subscriptions receivable	-	30,050
TOTAL ASSETS	$41,919	$30,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$4,850	$5,350

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 5,891,000 and 5,601,000 shares issued and outstanding, respectively	589	560
Additional paid-in capital	44,961	30,490
Deficit accumulated during the development stage	(8,481)	(5,850)
Stockholders’ Equity	37,069	25,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,919	$30,550
See accompanying notes to the financial statements.

CIGLARETTE, INC.

(A development stage company)
Statements of Operations

	For the Three Months Ended May 31, 2010 (Unaudited)	For the Period form December 23, 2009 (Inception) through May 31, 2010 (Unaudited)
Revenues	$-	$-

Operating expenses
Professional fees	500	5,500
General and administrative	2,131	2,981

Total operating expenses	2,631	8,481

Loss before income taxes	(2,631)	(8,481)

Income tax provision	-	-

Net loss	$(2,631)	$(8,481)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,798,783	5,190,579

See accompanying notes to the financial statements.

CIGLARETTE, INC.
 (A development stage company)
Statement of Stockholders’ Equity
For the Period from December 23, 2009 (Inception) through May 31, 2010
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

December 23, 2009 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.0001 par value on December 23, 2009	5,000,000	500			500

Contribution to capital			500		500

Shares issued for cash in January and February 2010 at $0.005 per share	601,000	60	29,990		30,050

Net loss				(5,850)	(5,850)

Balance, February 28, 2010	5,601,000	560	30,490	(5,850)	25,200

Shares issued for cash from March 1, 2010 through April 20, 2010at $0.005 per share	290,000	29	14,471		14,400

Net loss				(2,631)	(2,631)

Balance, May 31, 2010	5,891,000	$589	$44,961	$(8,481)	$37,069
See accompanying notes to the financial statements.

CIGLARETTE, INC.
 (A development stage company)
Statements of Cash Flows
For the Period from December 23, 2009 (Inception) through February 28, 2010

	For the Three Months Ended May 31, 2010 (Unaudited)	For the Period form December 23, 2009 (Inception) through May 31, 2010 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,631)	$(8,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for corporate expenses	-	500
Increase (decrease) in accrued expenses	(500)	4,850
Net Cash Used In Operating Activities	(3,131)	(3,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	500
Sale of common stock	44,550	44,550
Net Cash Provided by Financing Activities	44,550	45,050

NET INCREASE IN CASH	41,419	41,919

CASH AT BEGINNING OF PERIOD	500	-
CASH AT END OF PERIOD	$41,919	$41,919

See accompanying notes to the financial statements.

CIGLARETTE, INC.
 (A DEVELOPMENT STAGE COMPANY)
May 31, 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Ciglarette, Inc.  (“Ciglarette” or the “Company”), a development stage company, was incorporated on December 23, 2009 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company will offer a smokeless cigarette from headquarters in Manassas, Virginia. The company is a marketer and distributor of personal vaporizers, under the Ciglarette brand.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2010 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on June 24, 2010, which was declared effective on the same day.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected February 28 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended May 31, 2010 or for the period from December 23, 2009 (Inception) through May 31, 2010.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of May 31, 2010.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of fiscal year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes

3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $8,481 at May 31, 2010, and a net loss and net cash used in operations of $2,631 and $3,131 for the interim period ended May 31, 2010, with no revenues earned since inception.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued and outstanding.

Common stock

Common stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued to its Chief Executive Officer at their par value of $0.0001 per share or $500 for corporate expenses.

From January 1, 2010 through February 28, 2010, the Company sold 601,000 shares of its common stock at $0.05 per share to 30 individuals for a total of $30,050. The Company received payment in March 2010.

For the period from March 1, 2010 through April 21, 2010, the Company sold an additional 290,000 shares of its common stock at $0.05 per share for $14,500 to 5 individuals.

NOTE 5 – RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

On January 13, 2010 the Company’s Chief Executive Officer contributed $500 for general working capital.

On March 1, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three years from date of signing. Employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of February 28, 2010 through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended May 31, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2010 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on June 24, 2010, which was declared effective on the same day.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

Ciglarette, Inc.  will offer a smokeless cigarette from headquarters in Centreville, Virginia. We are a marketer and distributor of personal vaporizers, under the Ciglarette brand. Personal vaporizers are electronic devices that vaporize a liquid solution, which provide users an experience akin to smoking without actual combustion and as such no smoke or noxious odor is dispelled from the device. The most common form of personal vaporizers are “electronic cigarettes” whose solution constituents are primarily propylene glycol, nicotine, and tobacco flavorings or essences. Ciglarette’s success will be achieved by focusing on three key factors:

1.
By offering an easy-to-use, affordable, hands-on product that will open the benefits of smokeless cigarettes to the average consumer, we believe that we will be able to tap into the pre-existing and wide-ranging alternative smoking/cigarette market.  This gives us a powerful marketing factor that is impossible to buy or create: we have accessibility. This single factor will enable us to create a unique niche and promote a powerful marketing presence.

2.
We already have a potential well-established customer base. That is, we believe that the market for smokeless cigarettes is growing as the market for traditional cigarettes continues to drop and our products will be seen as a recognized alternative to smoking in the industry. This will lead to natural marketing which include for us to engage conversations with our customer base, and local and nationwide businesses regarding the benefits of our products.

The key to our business model is our founder, Lisan Rahman, who has recognized an opportunity to offer retail packages of smokeless cigarettes and, thus, to make money and achieve brand recognition in the market by operating a business that offers a simple way to enjoy smoking without the smoke.

Characteristics of our Revenues and Expenses

As of May 31, 2010, we had not concluded any sales transactions as our business was formed in December 2009.  As a result we had no revenue or cost of sales for the six months ended May 31, 2010 or since our inception on December 23, 2009.

Sales and marketing expenses primarily consist of the costs of our marketing initiatives and business development expenses.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Our primary costs include charges related to stock issued and recognized as compensation, accounting, legal and other professional services, and other general operating expenses.

Market Information

We are committed to ongoing market analysis as it pertains to market segmentation. Management believes, based, in part, on the studies referenced herein, that the market for our product is large and growing.  By offering a simple new product, we believe we should be able to capture a firm base in that market.

As of July 20, 2010, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs.  We have not entered into any collective bargaining agreements.

We may provide an employee stock compensation program based on performance in addition to other benefits such as basic health insurance.

Since we were formed on December 23, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from December 23, 2009 through May 31, 2010.

For the Period From December 23, 2009 to May 31, 2010

Revenues and Cost of Revenues.    We had no revenues or cost of revenues for the six months ended May 31, 2010.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

General and Administrative.    General and administrative expenses for the six months ended May 31, 2010 totaled approximately $2,131.  These costs were principally related to  costs associated with legal and consulting services associated with the start-up of our business and includes.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $41,919 at May 31, 2010.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the six months ended May 31, 2010 totaled approximately $3,131.  The use of cash was primarily related to costs associated with payroll, and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended May 31, 2010.

Net Cash Provided By Financing Activities.  We generated cash from financing activities for six months ended May 31, 2010 in the amount of $44,550.

Working Capital.    As of May 31, 2010, we had working capital deficit of approximately $8,481 including a net loss and net cash used in operations of $2,631 and $3,131.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.    We expect to recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We expect to apply the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Stock Based Awards.  With our formation in 2009, we implemented ASC 718-10 which requires the fair value of all stock-based employee compensation awarded to employees and service providers to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option and warrant awards outstanding at the date of adoption.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

☐	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

☐	Of management’s assessment of the effectiveness of its internal control over financial reporting as of fiscal year end; and

☐	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.      A subsidiary or group of assets that is a business or nonprofit activity
2.      A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.      An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.      Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.      Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.           An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.
2.           An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
3.           The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.           Be commensurate with either of the following:
a.           The vendor's performance to achieve the milestone
b.           The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.           Relate solely to past performance
3.           Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended May 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the six months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the period from March 1, 2010 through April 21, 2010, the Company sold an additional 290,000 shares of its common stock at $0.05 per share for $14,500 to 5 individuals.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended May 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended May 31, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGLARETTE, INC.

Date: July 20, 2010	By:	/s/ Lisan Rahman
Lisan Rahman
President, Chief Executive Officer, and Director

EXHIBIT INDEX
Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer