Form 10-Q
period 2010-08-31
Ciglarette, Inc.
filed 2010-10-04
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 4, 2010, there were 5,891,000 shares of Common Stock, par value $0.0001 per share, outstanding.

CIGLARETTE, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Balance Sheets at August 31, 2010 (Unaudited) and February 28, 2010	F-1

	Statements of Operations for the Three and Six Months Ended August 31, 2010 and for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-2

	Statement of Stockholders’ Equity for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-3

	Statements of Cash Flows for the Six Months Ended August 31, 2010 and for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-3

	Notes to Financial Statements (Unaudited)	F-5 to F-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	7

Item 4.	Controls and Procedures.	7

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	(Removed and Reserved)	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

	Signatures	9

Item 1. Financial Statements.

CIGLARETTE, INC.

(A DEVELOPMENT STAGE COMPANY)

August 31, 2010

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at August 31, 2010 (Unaudited) and February 28, 2010	F-1

Statements of Operations for the Three and Six Months Ended August 31, 2010 and for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended August 31, 2010 and for the Period from December 23, 2009 (Inception) through August 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 to F-10

CIGLARETTE, INC.
(A development stage company)
Balance Sheets

	August 31, 2010	February 28, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$28,433	$500
Stock subscriptions receivable	-	30,050
TOTAL ASSETS	$28,433	$30,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$1,275	$5,350

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 5,891,000 and 5,601,000 shares issued and outstanding, respectively	589	560
Additional paid-in capital	44,961	30,490
Deficit accumulated during the development stage	(18,392)	(5,850)
Stockholders’ Equity	27,158	25,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,433	$30,550

See accompanying notes to the financial statements

CIGLARETTE, INC.
(A development stage company)
Statements of Operations
(Unaudited)

	For the Three Months Ended August 31, 2010	For the Six Months Ended August 31, 2010		For the Period from December 23, 2009 (Inception) through August 31, 2010
Revenues	$-	$		$-

Operating expenses
Professional fees	8,271		8,771	14,121
General and administrative	1,640		3,771	4,271

Total operating expenses	9,911		12,542	18,392

Loss before income taxes	(9,911)		(12,542)	(18,392)

Income tax provision	-		-	-

Net loss	$(9,911)		$(12,542)	$(18,392)

Net loss per common share – basic and diluted	$(0.00)		$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,891,000		5,844,891	5,226,653

See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A development stage company)
Statement of Stockholders’ Equity
For the Period from December 23, 2009 (Inception) through August 31, 2010
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

December 23, 2009 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.0001 par value on December 23, 2009	5,000,000	500			500

Contribution to capital			500		500

Shares issued for cash in January and February 2010 at $0.005 per share	601,000	60	29,990		30,050

Net loss				(5,850)	(5,850)

Balance, February 28, 2010	5,601,000	560	30,490	(5,850)	25,200

Shares issued for cash from March 1, 2010 through April 20, 2010at $0.005 per share	290,000	29	14,471		14,500

Net loss				(12,542)	(12,542)

Balance, August 31, 2010	5,891,000	$589	$44,961	$(18,392)	$27,158
See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended August 31, 2010	For the Period form December 23, 2009 (Inception) through August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,542)	$(18,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for corporate expenses	-	500
Increase (decrease) in accrued expenses	(4,075)	1,275
Net Cash Used In Operating Activities	(16,617)	(16,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	500
Sale of common stock	44,550	44,550
Net Cash Provided by Financing Activities	44,550	45,050

NET INCREASE IN CASH	27,933	28,433

CASH AT BEGINNING OF PERIOD	500	-
CASH AT END OF PERIOD	$28,433	$28,433
See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A DEVELOPMENT STAGE COMPANY)
August 31, 2010
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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss for the prior period.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate its fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended August 31, 2010 or for the period from December 23, 2009 (Inception) through August 31, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of August 31, 2010.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $18,392 at August 31, 2010, and a net loss of $12,542 and net cash used in operating activities of $16,617 for the interim period then ended, with no revenues earned since inception.

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

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Contribution to capital

On January 13, 2010 the Company’s Chief Executive Officer contributed $500 for general working capital.

Employment agreement

On March 1, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three years from date of signing. Employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended August 31, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2010 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on June 24, 2010, which was declared effective on the same day.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Revenues and Expenses

As of August 31, 2010, we had not concluded any sales transactions as our business was formed in December 2009.  As a result we had no revenue or cost of sales for the six months ended August 31, 2010 or since our inception on December 23, 2009.

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

Since we were formed on December 23, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from December 23, 2009 through August 31, 2010.

For the Period From December 23, 2009 to August 31, 2010

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the six months ended August 31, 2010.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

General and Administrative.  General and administrative expenses for the six months ended August 31, 2010 totaled approximately $4,271.  These costs were principally related to costs associated with legal and consulting services associated with the start-up of our business and includes.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $28,433 at August 31, 2010.

Net Cash Used in Operating Activities.  Net cash used in operating activities for the six months ended August 31, 2010 totaled approximately $16,617.  The use of cash was primarily related to costs associated with payroll, and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended August 31, 2010.

Net Cash Provided By Financing Activities.  We generated cash from financing activities for six months ended August 31, 2010 in the amount of $45,050.

Working Capital.    As of August 31, 2010, we had working capital deficit of approximately $18,392 including a net loss and net cash used in operations of $12,542 and $16,617.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended August 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended August 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended August 31, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGLARETTE, INC.

Date: October 4, 2010	By:	/s/ Lisan Rahman
Lisan Rahman
President, Chief Executive Officer, and Director