Form 10-Q
period 2010-11-30
Ciglarette, Inc.
filed 2011-01-10
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 10, 2011, there were 5,891,000 shares of Common Stock, par value $0.0001 per share, outstanding.

CIGLARETTE, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Balance Sheets at November 30, 2010 (Unaudited) and February 28, 2010	F-1

	Statements of Operations for the Three and Nine months Ended November 30, 2010 and for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-2

	Statement of Stockholders’ Equity for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-3

	Statements of Cash Flows for the Nine months Ended November 30, 2010 and for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-3

	Notes to Financial Statements (Unaudited)	F-5 to F-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	8

Item 4.	Controls and Procedures.	8

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	(Removed and Reserved)	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

	Signatures	10

Item 1. Financial Statements.

CIGLARETTE, INC.

(A DEVELOPMENT STAGE COMPANY)

November 30, 2010

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at November 30, 2010 (Unaudited) and February 28, 2010	F-1

Statements of Operations for the Three and Nine Months Ended November 30, 2010 and for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended November 30, 2010 and for the Period from December 23, 2009 (Inception) through November 30, 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 to F-10

CIGLARETTE, INC.
(A development stage company)
Balance Sheets

	November 30, 2010	February 28, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$23,158	$500
Stock subscriptions receivable	-	30,050
TOTAL ASSETS	$23,158	$30,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$3,425	$5,350

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 5,891,000 and 5,601,000 shares issued and outstanding, respectively	589	560
Additional paid-in capital	44,961	30,490
Deficit accumulated during the development stage	(25,817)	(5,850)
Stockholders’ Equity	19,733	25,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,158	$30,550

See accompanying notes to the financial statements

CIGLARETTE, INC.
(A development stage company)
Statements of Operations
(Unaudited)

	For the Three Months Ended November 30, 2010	For the Nine Months Ended November 30, 2010	For the Period form December 23, 2009 (Inception) through November 30, 2010
Revenues	$-	$-	$-

Operating expenses
Professional fees	5,925	14,696	19,696
Compensation	1,500	4,500	4,500
General and administrative	-	771	1,621

Total operating expenses	7,425	19,967	25,817

Loss before income taxes	(7,425)	(19,967)	(25,817)

Income tax provision	-	-	-

Net loss	$(7,425)	$(19,967)	$(25,817)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,891,000	5,861,106	5,668,410

See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A development stage company)
Statement of Stockholders’ Equity
For the Period from December 23, 2009 (Inception) through November 30, 2010
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

December 23, 2009 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.0001 par value on December 23, 2009	5,000,000	500			500

Contribution to capital			500		500

Shares issued for cash in January and February 2010 at $0.005 per share	601,000	60	29,990		30,050

Net loss				(5,850)	(5,850)

Balance, February 28, 2010	5,601,000	560	30,490	(5,850)	25,200

Shares issued for cash from March 1, 2010 through April 20, 2010at $0.005 per share	290,000	29	14,471		14,500

Net loss				(19,967)	(19,967)

Balance, November 30, 2010	5,891,000	$589	$44,961	$(25,817)	$19,733
See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended November 30, 2010	For the Period form December 23, 2009 (Inception) through November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,967)	$(25,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for corporate expenses	-	500
Increase (decrease) in accrued expenses	(1,925)	3,425
Net Cash Used In Operating Activities	(21,892)	(21,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	500
Sale of common stock	44,550	44,550
Net Cash Provided by Financing Activities	44,550	45,050

NET INCREASE IN CASH	22,658	23,158

CASH AT BEGINNING OF PERIOD	500	-
CASH AT END OF PERIOD	$23,158	$23,158
See accompanying notes to the financial statements

CIGLARETTE, INC.
 (A DEVELOPMENT STAGE COMPANY)
November 30, 2010
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the for the Period from December 23, 2009 (Inception) through February 28, 2010 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on June 24, 2010, which was declared effective on the same day.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended November 30, 2010 or for the period from December 23, 2009 (Inception) through November 30, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of November 30, 2010.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

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

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $25,817 at November 30, 2010, and a net loss of $19,967 and net cash used in operating activities of $21,892 for the interim period then ended, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended November 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2010 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on June 24, 2010, which was declared effective on the same day.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Revenues and Expenses

As of November 30, 2010, we had not concluded any sales transactions as our business was formed in December 2009.  As a result we had no revenue or cost of sales for the nine months ended November 30, 2010 or since our inception on December 23, 2009.

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

As of November 30, 2010, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs.  We have not entered into any collective bargaining agreements.

We may provide an employee stock compensation program based on performance in addition to other benefits such as basic health insurance.

Since we were formed on December 23, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from December 23, 2009 through November 30, 2010.

For the Period From December 23, 2009 to November 30, 2010

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the nine months ended November 30, 2010.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

General and Administrative.  General and administrative expenses for the nine months ended November 30, 2010 totaled approximately $5,271.  These costs were principally related to costs associated with legal and consulting services associated with the start-up of our business and includes.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $23,158 at November 30, 2010.

Net Cash Used in Operating Activities.  Net cash used in operating activities for the nine months ended November 30, 2010 totaled approximately $21,892.  The use of cash was primarily related to costs associated with payroll, and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the nine months ended November 30, 2010.

Net Cash Provided By Financing Activities.  We generated cash from financing activities for nine months ended November 30, 2010 in the amount of $44,550.

Working Capital.    As of November 30, 2010, we had working capital of approximately $23,158 including a net loss and net cash used in operations of $19,317 and $21,892.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have begun to explore our options regarding the development of a new business plan and direction.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended November 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

 Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended November 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended November 30, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGLARETTE, INC.

Date: January 10, 2011	By:	/s/ Lisan Rahman
Lisan Rahman
President, Chief Executive Officer, and Director