Form 10-Q
period 2011-03-31
Kirin International Holding, Inc.
filed 2011-05-16
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1636887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

South Building of China Overseas Plaza No. 8 Guanghua Dongli Road Chaoyang District, Beijing, 100020 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 6577 2050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐   No   ☒

There were 20,000,000 shares of the Registrant’s common stock outstanding at May 16, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the March 2011 acquisition of Kirin China Holding, Ltd.; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Current Report on Form 8-K dated March 1, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2011, and as amended by Amendment No. 1 to Current Report on Form 8-K/A, as filed with the Commission on April 28, 2011 and as may be further amended by the Company from time to time. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “Kirin,” “we,” “us,” and “our” refers to the combined company Kirin International Holding, Inc. and its subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Ciglarette International” refers to Ciglarette International, Inc., a Nevada company;
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Hebei Zhongding” refers to Hebei Zhongding Real Estate Development Co., Ltd, a PRC company;

•	“Kirin China” refers to either (i) the pre-Share Exchange Kirin China Holding, Ltd. and its subsidiaries or (ii) post-Share Exchange, the Company’s wholly owned subsidiary;
•	“Kirin Development” refers to Kirin Huaxia Development Limited, a Hong Kong company;
•	“Kirin Management” or “PRC Subsidiary” refers to Shijiazhuang Kirin Management Consulting Co., Ltd., a PRC company;
•	“Operating Companies” refers to Hebei Zhongding and Xingtai Zhongding;
•	“PRC” refers to the People’s Republic of China;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Share Exchange Agreement” refers to the Share Exchange Agreement among the Company, its principal stockholders and Kirin China and its principal shareholders dated as of March 1, 2011;
•
“Share Exchange” refers to the closing of the reverse acquisition of Kirin China whereby we acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of our common stock, which resulted in Kirin China becoming a wholly owned subsidiary of the Company; and

•	“Xingtai Zhongding” refers to Xingtai Zhongding Jiye Real Estate Development Co., Ltd., a PRC Company.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) the Share Exchange was accounted for as a reverse acquisition in which Kirin China was deemed to be the accounting acquirer. Therefore, the financials reported herein are the historical financials of Kirin China.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATEDFINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

KIRIN INTERNATIONAL HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATEDFINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

TABLE OF CONTENTS

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to the Consolidated Financial Statements	4 to 20

KIRIN INTERNATIONAL HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$12,598,008	$6,233,301
Restricted cash	3,846,335	1,563,027
Accounts receivable	1,656,537	1,626,592
Revenue in excess of billings	15,599,409	22,395,290
Prepayments	1,867,098	2,161,176
Other receivables	4,934,042	3,324,533
Real estate properties and land lots under development	123,992,308	92,419,336
Property and equipment, net	254,338	230,475
Deferred tax assets	225,013	85,452
Total assets	$164,973,088	$130,039,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$18,979,024	$1,266,428
Income taxes payable	-	22,152
Other taxes payable	2,133,534	2,936,728
Due to a stockholder	3,039,519	3,840,111
Other payables and accrued liabilities	6,799,730	6,509,337
Customer deposits	27,705,188	22,417,416
Long-term loans	31,739,243	19,208,083
Deferred tax liabilities	5,486,933	5,389,536
Total liabilities	95,883,171	61,589,791

Stockholders’ equity
Common stock ($0.0001 par value; 500,000,000 shares authorized; 20,000,000 and 18,547,297 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively)	2,000	1,855
Additional paid-in capital	34,452,316	33,964,995
Statutory reserve	407,537	407,537
Retained earnings	30,537,991	30,849,088
Accumulated other comprehensive income	3,690,073	3,225,916
Total stockholders’ equity	69,089,917	68,449,391
Total liabilities and stockholders’ equity	$164,973,088	$130,039,182

See notes to consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS  ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue from real estate sales, net	$3,200,469	$3,450,390
Cost of real estate sales	2,247,006	2,939,976

Gross profit	953,463	510,414

Operating expenses
Selling expenses	300,000	96,190
General and administrative expenses	623,981	312,296
	923,981	408,486

Income from operations	29,482	101,928

Other income (expense)
Government grant	242,814	555,878
Interest expense	(625,001)	(37,891)

Total other income (expense)	(382,187)	517,987

Income (loss) before income taxes expense (benefit)	(352,705)	619,915

Income taxes expense (benefits)	(41,608)	186,269

Net (loss) income	$(311,097)	$433,646

Other comprehensive income
Foreign currency translation adjustment	464,157	(21,841)

Comprehensive income	$153,060	$411,805
Basic and diluted (loss) earnings per share	$(0.02)	$0.02
Basic and diluted weighted average shares outstanding	19,031,531	18,547,297

See notes to consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(311,097)	$433,646
Adjustments to reconcile net income to net cash provided by operation activities
Depreciation	18,571	11,630
Deferred tax (expense) benefit	(75,606)	35,823
Changes in operating assets and liabilities
Restricted cash	(2,266,730)	(757,425)
Revenue in excess of billings	6,917,701	(2,218,904)
Accounts receivable	(19,563)	13,373
Prepayments	306,895	(59,001)
Other receivables	(1,583,760)	(1,092,381)
Government grant receivable from an equity owner	-	7,489,727
Real estate properties held for sale	-	604,421
Real estate properties and land lots under development	(30,895,635)	(3,410,194)
Accounts payable	17,652,703	(46,293)
Other payables and accrued liabilities	244,940	1,396,643
Income taxes payable	(22,227)	(861,037)
Other taxes payable	(819,426)	(776,670)
Customer deposits	5,130,419	2,836,283

Net cash provided by (used in) operating activities	(5,722,815)	3,599,641

Cash flows from investing activities:
Purchases of equipment	(40,906)	(30,485)

Cash flows from financing activities:
Proceeds from bank loans	11,941,413	-
Proceeds from common stock and warrants issued	1,380,000	-
Payment for common stock and warrants issuance costs	(881,915)	-
Return of capital	-	(4,217,441)
Repayments of due to stockholder	(822,549)	-

Net cash provided by (used in) financing activities	11,616,949	(4,217,441)

Effect of exchange rate changes on cash and cash equivalents	511,479	1,106
Net increase (decrease) in cash and cash equivalents	6,364,707	(647,179)

Cash and cash equivalents - beginning of the period	6,233,301	6,807,095

Cash and cash equivalents - end of the period	$12,598,008	$6,159,916

See notes to consolidated financial statements.

KIRIN INTERNATIONALHOLDING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATEDFINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Ciglarette, Inc. (the “Company”, or “Ciglarette”) was incorporated on December 23, 2009 under the laws of the State of Nevada.  The Company was a development stage company and has not generated any revenue since inception.On March 10, 2011, Ciglarette changed its name to Kirin International Holding, Inc.

On March 1, 2011 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) the Company’s principal stockholder, (iii) Kirin China Holding Limited, a company established under the laws of British Virgin Islands on July 6, 2010 (“Kirin China”), and (iv) the former shareholders of Kirin China, pursuant to which the former shareholders of Kirin China transferred to the Company all of their shares of Kirin China in exchange for the issuance of 18,547,297 shares of the Company’s common stock, which represented 98.4% of the Company’s total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).  As a result of the Share Exchange, Kirin China became the Company’s wholly-owned subsidiary.

The Share Exchange has been accounted for as a recapitalization, whereby the Company is deemed to be the accounting acquiree (legal acquirer) and Kirin China is the accounting acquirer (legal acquiree). The financial statements before the date of the Share Exchange are those of Kirin China with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share has been retroactively restated to reflect the reverse acquisition and no goodwill was recorded.

On the Closing Date, the Company entered into a contribution and assumption agreement (the “Contribution and Assumption Agreement”) with Ciglarette International, Inc., a 80%-owned subsidiary, pursuant to which the Company contributed substantially all of its assets to Ciglarette International, Inc., and Ciglarette International, Inc. assumed all of the Company’s debts and other liabilities (the “Reorganization”). In addition, on the Closing Date, the Company entered into an agreement of sale (the “Agreement of Sale”) with Lisan Rahman, former principal shareholder (“Rahman”), pursuant to which the Company sold to Rahman all of the shares of Ciglarette International, Inc.’s common stock owned by the Company in exchange for the cancellation of 2,500,000 shares of the Company’s common stock owned by Rahman (the “Spin-Out”).  Rahman also waived any and all rights and interests he has, had or may have with respect to such cancelled shares. The Reorganization and Spin-Out were consummated immediately prior to the Share Exchange. The Reorganization was consummated immediately prior to the Spin-Out.
Furthermore, immediately prior to the Share Exchange and immediately following the Spin-Out, 3,094,297 restricted shares of our common stock then outstanding were cancelled and retired.  Kirin China deposited $50,000 into an escrow account which amount was paid to the former owners of the cancelled shares as a result of the Share Exchange having been consummated.  Rahman received approximately $40,396 of such amount for the cancellation of his 2,500,000 shares in connection with the Share Exchange.

On the Closing Date and immediately following the Share Exchange, the Company completed an initial closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of four (4) shares of common stock, a three-year series A warrant to purchase one (1) share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase one (1) share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 69,000 Units were sold in the Offering for gross proceeds to the Company of $1,380,000.  As a result of the Offering, the Company issued an aggregate of 276,000 shares of its common stock (the “Shares”) and warrants to acquire an aggregate of 138,000 shares of our common stock to the investors in the Offering (the “Purchasers”).

In connection with the Offering, the Company issued 880,000 shares of common stock to Hunter Wise Securities, LLC, the placement agent.

The Company had 5,891,000 shares of common stock before aforementioned transactions.  After Spin-Out, shares cancellation and retirement, Share Exchange and the Offering, the Company’s common stock increased to 20,000,000 shares.

Kirin China owns all of the share capital of Kirin Huaxia Development Limited (“Kirin Development”), a Hong Kong company established on July 27, 2010, which owns all of the share capital of Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”), a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province, the People’s Republic of China (the “PRC” or “China”).

Hebei Zhongding Real Estate Development Corporation (“Hebei Zhongding”) was incorporated in the name of Xingtai Zhongchao Real Estate Company Limited as a limited liability company under the laws of the PRC on April 7, 2004, and was transformed into a limited liability corporation, changing its name to Hebei Zhongding Real Estate Development Corporation Limited on July 16, 2007. Hebei Zhongding authorized and issued 45,000,000 shares at Renminbi (RMB) 1 ($0.1207) per share. Share capital of approximately $5,430,517 was fully paid by Jianhe Guo (3%, Jianfei Guo (5%), Li Zhao (5%), Liying Li (2%) and Liping Bi (85%).  Jianhe Guo, Jianfei Guo, Li Zhao, Liying Li and Liping Bi are collectively referred to as “Hebei Zhongding Trustees”.

Xingtai Zhongding Jiye Real Estate Development Co., Ltd. (“Xingtai Zhongding”) was established by Xingtai Business Investment Co., Ltd.(“Business Investment”) for a fully paid registered capital of $1,096,187 on August 7, 2008. On March 5, 2009, Xingtai Zhongding increased its registered and paid-in capital to $11,701,936 by contributions in forms of land use rights.  Business Investment is wholly owned by Huaxia Kirin (Beijing) Technology Development Co., Ltd., which is subsequently owned by Jianfeng Guo (8%) and Liping Bi (92%, spouse of Jianfeng Guo).  On December 31, 2009, Business Investment transferred its ownership in Xingtai Zhongding to Jianfeng Guo (51%), Haifeng Liu (41%) and Yuelai Xie (8%).  On June 9, 2010, Haifeng Liu transferred his shareholding in Xingtai Zhongding to Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd.  Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. and Yuelai Xie are collectively referred to as “Xingtai Zhongding Trustees”.

Pursuant to trust agreements entered into between Jianfeng Guo and each of Hebei Zhongding Trustees and Xingtai Zhongding Trustees, Jianfeng Guo is deemed to be the beneficiary owner of all the shares of Hebei Zhongding and Xingtai Zhongding.

On September 3, 2007, Hebei Zhongding established a subsidiary Xingtai Zhongding Construction Project Management Co., Ltd. with 80% direct ownership, and Jianhe Guo owning 20% shares. Pursuant to a trust agreement entered into between Jianhe Guo and Xingtai Zhongding, Xingtai Zhongding is deemed to be the owner of all the shares of Xingtai Zhongding Construction Project Management Co., Ltd.

Xingtai Zhongding Business Service Co., Ltd. (“Business Service”)was established as a limited liability corporation on July 29, 2008 in the name of Xingtai Zhongding Business Service Corporation Limited with authorized 6,000,000 shares at RMB1 per share. Share capital was fully paid up by Jianfeng Guo and other 10 individuals (“Other Initial Sponsors”).  Business Service subsequently transformed into a limited liability company, and changed to its current name. Pursuant to trust agreement between Jianfeng Guo and Other Initial Sponsors, Jianfeng Guo is deemed to be the sole beneficiary owner of all the shares of Business Service.On July 1, 2009, Xingtai Zhongding acquired 100% of the equity interests of Business Service, from its predecessor equity holders for a purchase price of RMB 6,000,000 (approximately $876,000).  The acquisition is a business combination under common control; therefore the acquisition was accounted for using pooling-of-interest method. The acquired business and net assets were recorded at book value as if the business and the net assets have been owned by the Company from the earliest comparative period presented, the operations are combined from the earliest date.

On December 24, 2009, January 19, 2010 and December 6, 2010, Xingtai Zhongding established wholly-owned subsidiaries Huaxia Kirin (Beijing) Property Management Co., Ltd., Huaxia Kirin (Beijing) Garden Project Co., Ltd., and Xingtai Hetai Real Estate Development Co., Ltd., respectively.

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 82%, 9% and 9% of the shares of Kirin China. On November 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Jianfeng Guo, Longlin Hu and Xiangju Mu (collectively, the “Purchasers”) pursuant to which Jianfeng Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Honglin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. Specifically, (i) if Hebei Zhongding and Xingtai Zhongding (collectively, the “Operating Companies”), and their respective subsidiaries achieved net income of $1 million as calculated and audited in accordance with U.S. GAAP for the fiscal year ended December 31, 2009, each Purchaser will be entitled to purchase 40% of the outstanding shares of the applicable BVI Company; (ii) if the Operating Companies and their respective subsidiaries achieve net income of $2 million as calculated in accordance with U.S. GAAP for the fiscal year ended December 31, 2010, each purchaser will be entitled to purchase 30% of the outstanding shares of the applicable BVI Company; (iii) if the Operating Companies and their respective subsidiaries achieve net income of $3 million in accordance with U.S. GAAP for the fiscal year ended December 31, 2011, each Purchaser will be entitled to purchase up to 30% of the remaining outstanding shares of the applicable BVI Company. In addition, the Operating Companies and their respective subsidiaries achieves net income of $3 million in fiscal year 2010, each Purchaser shall have the right to purchase all shares of the applicable BVI Company at consideration of $1.00 and the third condition shall be deemed as having been met. As of May 16, 2011, none of Jianfeng Guo, Longlin Hu or Xiangju Mu exercised this option.

Also pursuant to Call Option Agreement between Iwamatsu Reien and Jianfeng Guo, Jianfeng Guo has been irrevocably granted the exclusive voting rights with respect to the shares of Prolific Lion Limited held by Iwamatsu Reien.  Accordingly, Jianfeng Guo may be deemed to beneficially own the Kirin China’s common stock owned by Prolific Lion Limited. Furthermore, Jianfeng Guo is empowered to appoint directors of Kirin China through Resolution of Shareholders, who manage the business and affairs of Kirin China, pursuant to the Memorandum and Articles of Association of Kirin China, and thereby effectively controls Kirin China, which subsequently controls Kirin Management through its ownership of Kirin Development.

On December 22, 2010, Kirin Management entered into a series of contractual arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of Hebei Zhongding and Xingtai Zhongding and their respective shareholders (the “Contractual Arrangements”).  Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with Hebei Zhongding and the terms and conditions of the Contractual Arrangements with Xingtai Zhongding are the same.

Entrusted Management Agreement Pursuant to the Entrusted Management Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In turn, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee, and will be obligated to pay all Operating Companies’ debts to the extent the Operating Companies are not able to pay such debt.

Shareholders’ Voting Proxy Agreement Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the Operating Companies shareholders.

Exclusive Option Agreement Under the Exclusive Option Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies shareholders granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of the Operating Companies to the extent that such purchase does not violate any PRC law or regulations then in effect. Kirin Management and the Operating Companies shareholders shall enter into further agreements based on the circumstances of the exercise of the option, including price. The exercise price shall be refunded to Kirin Management or the Operating Companies at no consideration in a manner decided by Kirin Management, in its reasonable discretion.

Because of the above arrangement, which assigned all of Operating Companies equity owners' rights and obligations to Kirin China resulting in the equity owners lacking the ability to make decisions that have a significant effect on Operating Companies’ operations and Kirin Management’s ability to extract the profits from the operation of the Operating Companies, and assume the Operating Companies’ residual benefits. Because the Kirin Management and its indirect parent are the sole interest holders of the Operating Companies, Kirin China consolidates Operating Companies from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

The Company, through its operating subsidiaries, is engaged in the development and sale of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, China.

Change in reporting entity and basis of presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 8-K/A filed on April 28, 2011.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, all significant intercompany accounts and transactions have been eliminated in consolidation.

On the Closing Date, the Company changed its fiscal year end from February 28 to December 31.

The reverse acquisition described in “Organization” was treated as recapitalization of the Company. As such, Kirin China is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Kirin China had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, and the fair value of warrants.

Fair Value of Financial Instruments

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

☐	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

☐	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

Reporting Currency and Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the years. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

Since July 2005, the RMB is no longer pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. PRC exchange control regulations may also restrict the Company’s ability to convert RMB into foreign currencies.

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales. Revenue from the sales of development properties where the construction period is twelve months or less is recognized by the full accrual method when (a) sale is consummated; (b) the buyer’s initial and continuing involvements are adequate to demonstrate a commitment to pay for the property; (c) the receivable is not subject to future subordination; (d) the company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.  A sale is not considered consummated until (a) the parties are bound by the terms of a contract or agreement, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed. Fair value of buyer’s payments to be received in future periods pursuant to sales contract is classified under accounts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

The Company adopts the percentage-of-completion method of accounting for revenue recognition for all building construction projects in progress in which the construction period was expected to be more than twelve months at that date.

Revenue and profit from the sale of development properties where the construction period is more than twelve months is recognized by the percentage-of-completion method on the sale of individual units when the following conditions are met: (a) construction is beyond a preliminary stage; (b) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit; (c) sufficient units have already been sold to assure that the entire property will not revert to rental property; (d) sales prices are collectible and (e) aggregate sales proceeds and costs can be reasonably estimated. If buyer’s purchase is financed by mortgage instead of lump-sum or installment payment, sales price is deemed collectible after application for mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  If any of these criteria are not met, proceeds are accounted for as deposits until the criteria are met and/or the sale consummated.

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts.  The Company uses cost-to-cost method to measure the ratio of completion.  Qualified construction quality supervision firms are engaged by the Company, as required by relevant laws and regulations in the PRC,to determine pieces of construction completed by contractors can meet predetermined quality and safety standards, and are eligible to be counted towards costs. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified under customer deposits.  Any losses incurred or identified on real estate transaction are recognized in the period in which the transaction occurs.

Real Estate Capitalization and Cost Allocation

Properties under development or held for sale consist of residential and commercial units under construction and units completed. Properties under development or held for sale are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contribution from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grant

Government grant relating to real estate projects developed by the Company are recognized at fair value as other income when the Company have complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

During the year ended December 31, 2008, Xingtai Zhongding was entitled to a government grant of approximately $22,981,000 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility. The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount. The Company recognized $242,814 and $555,878 grant income in other income which is proportionate to the percentage-of-completion of the project for the three months ended March 31, 2011 and 2010, respectively.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under construction. No interest was capitalized for the three months ended March 31, 2011 and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains majority of its bank accounts in the PRC. All PRC bank balances are denominated in RMB. Cash includes cash on hand and demand deposits in accounts maintained with state-owned and commercial financial institutions within the PRC.  China does not have a deposit insurance system; however, the credit risk on bank balances are limited because the Company conducts transactions and deposits balances with several state-owned banks with high credit ratings assigned by international credit rating agencies.

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate are issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $3,846,335 and $1,563,027 as of March 31, 2011 and December 31, 2010, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	5 years

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Subsidiaries of the Company located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

According to the Income Tax Laws of the PRC for real estate developers, income tax of the Company is calculated by project. When all units of a project are sold, tax authorities will assess the tax due on the project, and issue a tax due notification to the Company. The Company has to pay the tax by the due date on the notification. If the Company does not pay the tax by the due date, the tax authorities will charge the Company interest. The Company includes any interest and penalties in general and administrative expenses.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials.

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowings costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2011 and 2010 were net income and the foreign currency translation adjustment.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35,Advertising Costs. For the three months ended March 31, 2011 and 2010, the Company recorded an advertising expense of $138,764 and $55,617, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. .Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and make adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at March 31, 2011 and December 31, 2010, the Company retained $168,148 and $169,500 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the three months ended March 31, 2011 and 2010, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense. No impairment of completed lots or land was recognized for the three months ended March 31, 2011 and 2010.

Distribution of Earnings and Reserve Funds

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions from its subsidiaries established in China.  The earnings reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries, and PRC legal restrictions permit payments of dividends out of PRC subsidiaries’ statutory accumulated after-tax profits.

In accordance with the PRC Company Law, the subsidiaries of the Company established in China are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the subsidiaries. Subject to certain restrictions set out in the PRC Company Law, the statutory reserves may be distributed to stockholders or owners in the form of share bonus issues to increase share capital, provided that the remaining balance after the capitalization is not less than 25% of the registered capital.  These reserves are not distributable as cash dividends.

Seasonality

The Company typically experience seasonal variations in quarterly operating results and capital requirements.  Historically, unfavorable weather conditions for construction and interruptions of labors caused by Lunar New Year in the first quarter of a calendar year slow the construction progress of the Company’s real estate projects, reduce the operating income and demand for working capital.  The construction progress returns to normal in the second, third and fourth quarters of a year.  We expect this seasonal pattern to continue.

Recently Issued Accounting Pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2 – Accounts Receivable

	March 31, 2011	December 31, 2010
	(Unaudited)

Receivable from sales of condominium units	$591,104	$567,879
Receivable from sales of land use rights	1,065,433	1,058,713

	$1,656,537	$1,626,592

Accounts receivable consists of balances due from customers for the sales of land use rights and completed condominium units in accordance with full accrual method. After customers made sufficient down payment, the Company recognizes related revenue. These receivable balances are unsecured, bear no interest and are due within 365days from the date of the sales in accordance with sales contract. The Company withholds title documents of properties and land use rights until all contract amounts are fully received from customers.

Note 3 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin County project in accordance with percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay minimum 20% of full contract amount as down payment, and pay remaining balances before delivery of the properties by the Company, which is expected to be in third and fourth quarter in 2011.

Note 4 – Prepayments

Prepayments consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Advances to suppliers and service providers	$154,475	$587,685
Financing service fees charged as prepaid interests	988,798	1,109,642
Excessive business tax and related urban construction tax, education surcharge, and LAT liabilities	723,825	463,849

	$1,867,098	$2,161,176

Pursuant to financing service contracts entered into between the Company, Xingtai Chengjiao Rural Credit Cooperative Union Association, and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid $725,975 and $499,108 service fees in December 2010 and June 2010, respectively, relating to the origination of the two-year loan of $12,099,580 and three-year loan of $17,695,636 from a syndicate of credit unions arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association and Industrial and Commercial Bank of China, Xingtai Branch, respectively. These long-term loans were released to the Company in January 2011 and May 2010, respectively. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

Business tax and related urban construction tax and education surcharge, and LAT are payable each year at 5% and 1% - 2% of customer deposits received. The Company recognizes Sales-related business tax, urban construction tax, education surcharge and LAT in the income statement to the extent that they proportionate to the revenue recognized each year.  Any excessive amounts of business tax and related urban construction tax and education surcharge, and LAT liabilities recognized at year end pursuant to tax laws and regulations over amounts recognized in income statement are capitalized in prepayments and will be expensed in subsequent periods.

Note 5 – Other Receivables

The components of other receivables were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)

Working capital borrowed by contractors	$2,491,793	$1,503,503
Working capital borrowed by Kong Village Relocation Program	1,826,456	1,512,447
Others	615,793	308,583

	$4,934,042	$3,324,533

Working capital borrowings by contractors and Kong Village Relocation Program are unsecured, bear no interest and become payable before the completion of related construction and program. There was no allowance for doubtful accounts as at March 31, 2011 and December 31, 2010.

Note 6 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Properties under development
Kirin County
Costs of land use rights	$9,418,544	$9,810,506
Other development costs	8,023,635	9,035,334
No. 79 Courtyard
Costs of land use rights	79,633,491	48,882,301
Other development costs	12,465,932	11,966,399
Land lots under development
Kirin Bay	14,450,706	12,724,796

	$123,992,308	$92,419,336

As at March 31, 2011 and December 31, 2010, the Company has obtained certificates representing titles of the land use rights for all real estate projects under development, and the Company did not process any land use rights not assigned to a real estate development project.

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  Land use rights will be auctioned in 2011.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay project.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for long-term loans (Note 12).

Note 7  – Accounts Payable

	March 31, 2011	December 31, 2010
	(Unaudited)

Payable in relation to an acquisition of land use rights	$18,581,148	$-
Construction contractors	397,876	1,266,428

	$18,979,024	$1,266,428

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.  As of March 31, 2011, the Company recognized the cost of acquired land use rights in accordance with the increased full contract price, and unpaid amount was recognized as accounts payable, which is due within next twelve months. In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.

Note 8 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:
                                                                          ,
	March 31,	December 31,
	2011	2010
	(Unaudited)

Unrecognized tax benefit (Note 9(2))	$4,345,444	$4,318,008
Utility deposits from customers	1,569,350	913,196
Contract and bidding deposits	827,080	906,561
Others	57,856	371,572

	$6,799,730	$6,509,337

Note 9 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of March 31, 2011 and December 31, 2010, the Company received $27,705,188and $22,417,416 deposits from customers, respectively.

Note 10 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China.Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to March 31, 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiaries are subject to EIT with the tax rate 25% since January 1, 2008, except that deemed profit method is applied to Xingtai Zhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development.

Income tax expenses for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Current
EIT expense	$-	$981
Unrecognized tax uncertainty benefit	-	48,222
LAT expense	33,998	40,891
Deferred tax (benefit) expense	(75,606)	96,175

	$(41,608)	$186,269

A reconciliation between approximate taxes computed at the PRC statutory rate of 25% and the Companies’ effective tax rate is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

EIT at statutory rate of 25%	$-	$144,756
LAT expense	33,997	40,891
EIT benefit of LAT	(8,498)	(10,222)
Others	(67,107)	10,844

	$(41,608)	$186,269

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit is as follows:

	For Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Unrecognized tax benefit, as of beginning balance	$4,318,008	$1,872,111
Increase due to government grant earned	-	138,970
Movement in current year due to foreign exchange rate fluctuation	27,436	300

Unrecognized tax benefit, as of ending	$4,345,444	$2,011,381

The liability for unrecognized tax benefit related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of March 31, 2011 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiaries tax years from 2006 to 2010 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010are presented below.

	March 31, December 31,
	2011	2010
	(Unaudited)

Deferred tax assets
Tax loss to be carried forward	$539,557	$418,116
Excess of interest expense	290,518	188,576
Excess of advertising expense	66,805	49,229

Offsetting with deferred tax liabilities	(671,867)	(570,469)

Net deferred tax assets	$225,013	$85,452

Deferred tax liability
Revenue recognized based on percentage-of-completion	$6,158,800	$5,960,005
Offsetting with deferred tax assets	(671,867)	(570,469)

Net deferred tax liabilities	$5,486,933	$5,389,536

Note 11 – Other Taxes Payable

Other taxes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$2,111,418	$2,905,065
LAT	22,116	31,663

	$2,133,534	$2,936,728

Note 12 – Long-Term Loans

Long-term loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31 December 31
	2011	2010
	(Unaudited)

Loans from Industrial and Commercial Bank of China, Xingtai Branch (“ICBC Loans”)	17,939,572	$17,695,635
Due September 8, 2012, at 6.65% per annum	$2,606,604	2,571,162
Due December 8, 2012, at 6.65% per annum	7,666,484	7,562,237
Due March 8, 2013, at 6.65% per annum	3,373,253	3,327,384
Due March 8, 2013, at 6.65% per annum	4,293,231	4,234,853
Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union Loan”)
Due June 25, 2011, at 10.26% per annum	1,586,117	1,512,448
Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)	12,213,554
Due December 5, 2012, at 10.86% per annum	10,228,851	-
Due December 6, 2012, at 10.86% per annum	1,984,703	-
	$31,739,243	$19,208,083

The loans’ terms are between two to three years. Nominal interest rate of Credit Union Loan was fixed at 10.26%per annum.  ICBC Loans are floating rate loans whose rates are set at 10% more than 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  At the dates of drawdown, 1-to-3 year base borrowing rate was 5.4%, and ICBC Loans’ nominal borrowing rates were 5.94%.  Pursuant to financing service contracts between the lending bank and the Company, the Company paid $499,108 service fee as prepaid interest.  Effective interest rate of ICBC Loans is 6.65% per annum as of March 31, 2011.  Syndicate Loans bear fixed interest of 7.308% per annum.  Pursuant to financing service contract between the arranger and the Company, the Company paid $725,975 service fee as prepaid interest.  Effect interest of Syndicated Loans is 10.86% per annum.

As of March 31, 2011 and December 31, 2010, the Company’s long-term loans were all denominated in RMB and the bank loans balances were secured by the Company’s real estate held for development with carrying value of $48,269,807 and $22,595,270, respectively.

Pursuant to covenants of the ICBC Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of March 31, 2011, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

Note 13 –Stockholders’ Equity

On March 1, 2011, the Company completed the Offering on sales of 69,000 Units for a total of $1,380,000, each consisting of 4 shares of common stock, a three-year Series A Warrant to purchase 1 share of common stock of the Company at an exercise price of $6.25 per share, and a three-year Series B Warrant to purchase 1 share of common stock of the Company at an exercise price of $7.50 per share.

As the Company’s common stock is thinly-traded, the fair value of common stock issued during the offering was determined by discounting future cash flows at $5.49 per share.  The fair values of the warrants were determined based on Binominal option pricing model, using the following key assumptions: stock price of $5.49; volatility of 50%; expected dividend yield of 0%; risk-free interest rate of 2.218%, and expected term of 3 years.  Fair value of Series A Warrant and Series B Warrant were determined at $2.467 and $2.135, respectively.

The Company received net proceeds of $498,100 after payment of $881,900 of offering costs, which were charged to additional paid-in capital. The allocation of the proceeds from the Offering on a relative fair value basis resulted in the allocation of $1,140,908 to the proceeds of common stock and $239,092 to the proceeds of warrants, respectively.

Note 14 – Related Party Transactions and Balances

In 2008, a subsidiary of the Company, Xingtai Zhongding, was entitled to a government grant of $22,981,000.  Cash representing the grant has been transmitted to an escrow account held by Business Investment, and was available for Xingtai Zhongding’s drawdown in accordance with the construction progress of Kirin County project.  For three months ended March 31, 2011 and 2010, the Company was entitled to drawdown $242,814 and $555,878 earned government grant from Business Investment. As at March 31, 2011 and December 31, 2010, accumulated earned government grant of $17,625,303 and $16,844,938 was used to repay working capital provided by Jianfeng Guo, the controlling beneficiary owner of the Company (see below).

Jianfeng Guo, through various affiliate companies and individuals, provided working capital to and/or withdrew fund from the Company from time to time. At each quarter and year end, affiliate companies and individuals which have receivable balances from and/or payable balances to the Company on Jianfeng Guo’s behalf, reassigned their balances to Jianfeng Guo pursuant to existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company. As at March 31, 2011and December 31, 2010, the Company had net payable balances to Jianfeng Guo of $3,039,519 and $3,840,111, respectively. These balances were unsecured, interest-free and did not have a specific repayment date.

Note 15 – Subsequent Events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2011 and March 31, 2010 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See Cautionary Note Regarding Forward-Looking Statements.

Recent Developments

Reverse Acquisition of Kirin China

On March 1, 2011, we completed a reverse acquisition transaction through the Share Exchange with the shareholders of Kirin China whereby we acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of our common stock, which represented approximately 98.4% of our total shares outstanding immediately following the closing of the transaction.  As a result of the Share Exchange, Kirin China became our wholly owned subsidiary and the former shareholders of Kirin China became our controlling stockholders. The Share Exchange was treated as a reverse acquisition, with Kirin China as the acquirer and the Company as the acquired party.

Kirin China was formed under the laws of the British Virgin Islands on July 6, 2010.  Kirin China owns all of the share capital of Kirin Development.  Kirin Development owns all of the share capital of Kirin Management, a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province.   Kirin Management has entered into a series of contractual arrangements including entrusted management agreements, shareholders’ voting proxy agreements and exclusive option agreements with the Operating Companies and their respective shareholders (the “Contractual Arrangements”).  Kirin China does not own any equity interests in the Operating Companies, but controls and receives the economic benefits of their business operations through the Contractual Arrangements.  Because the Operating Companies are contractually controlled by the Company, the Company is able to consolidate the Operating Companies’ results, assets and liabilities into its financial statements. The Company effectuated this organizational structure due to China’s limitations on foreign investments and ownership in certain Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses.  The Company obtained an opinion from Chinese legal counsel that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership. The entrusted management agreement, shareholders’ voting proxy agreement and the exclusive option agreement are not required to be registered with local, provincial or national authorities in the PRC currently.

Kirin China is a private real estate development company with business and operations conducted in the PRC. Kirin China focuses its operations on real estate development in “tier-three” cities in the PRC.  Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development.  Currently, Kirin China’s real estate development projects are mainly concentrated in Hebei Province, primarily in the city of Xingtai, and nearby regions.  Hebei Province is located in the North Region of the PRC.  Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

The environment for China real estate is segmented highly along the lines of Megacities and Tier 1 Cities, which are marked by speculative bubbles and low affordability due to sometimes irrational prices, and the Tier 3 cities like our home market of Xingtai, which are driven by first-time, owner-occupied homebuyers, a lot of which pay 100% cash, and whose incomes have increased at twice the rate of housing.

Kirin Bay Project and the No. 79 Courtyard Project have started to sell in 2011 and the Company intends to expand the Bohai Sea Surrounding Area and other projects in the next 3 to 5 years. So the Company can get revenue from those completed projects and presale of properties. The Company had purchased land reserves to develop those projects so the similar growth can be still expected up to year 2015. The Company also plans to obtain more land reserves in various forms to insure the continuous development of the Company.

We believe that the Company’s infrastructure is able to keep up with growth mainly due to:  (i) the Company’s experience in developing real estate projects; (ii) its experienced management team; (iii) the Company’s expertise in handling real estate sales; (iv) the Company’s reputation in the local markets we serve; and (v) continued cooperation with local government.

Financing Transaction

On March 1, 2011 and immediately following the reverse acquisition of Kirin China, we completed the Offering of Units, each consisting of four (4) shares of common stock, a Series A Warrant and a Series B Warrant.  An aggregate of 69,000 Units were sold in the Offering for gross proceeds to the Company of $1,380,000.  As a result of the Offering, the Company issued an aggregate of 276,000 shares of its common stock (the “Shares”) and warrants to acquire an aggregate of 138,000 shares of our common stock to the Purchasers.

Pursuant to the Subscription Agreements, the Purchasers were also granted the following rights:

●
Each Purchaser shall have the right to invest in up to 25% of the shares of the Company’s common stock offered for sale in a public offering, on a pro rata basis with other Purchasers, in connection with the listing of the Company’s common stock on a senior exchange;

●
Except for certain qualified issuances, in the event of a Dilutive Issuance at any time during the Dilution Period the Company is required to issue additional shares of common stock to the Purchasers, on a pro rata basis, so that the average per share purchase price of the shares purchased and owned by the Purchaser on the date of the Lower Price Issuance plus such additional shares issued to the Purchaser pursuant to this requirement is equal to such other Lower Price Issuance.

●
In the event that net income for the fiscal year ended December 31, 2010 is less than $20 million or (ii) net income for the fiscal year ended December 31, 2011 is less than $35 million, then the Company shall issue to the Purchasers, on a pro rata basis, additional shares of the Company’s common stock to account for such shortfall with respect to the applicable target net income.

The Series A Warrants are exercisable for an aggregate of 69,000 shares of our common stock and the Series B Warrants are exercisable for an aggregate of 69,000 shares of our common stock.  The Investor Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Series A Warrants and the Series B Warrants is $6.25 and $7.50, respectively. The exercise price for both warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the Offering, we agreed to file the Registration Statement with the Commission to register the Shares and the shares of common stock underlying the Investor Warrants on or before the Required Filing Date and use our best efforts to have it declared on or before the Required Effectiveness Date. In the event of a full review of the Registration Statement by the Commission, the Required Effectiveness Date will be extended by 30 days.

If the Registration Statement is not filed by the Required Filing Date or is not declared effective by the Required Effectiveness Date, which is 120 days after the final closing of the Offering, the Company is required to pay cash liquidated damages to each Purchaser in the amount equal to 0.5% of such Purchaser’s subscription amount subscribed for by such Purchaser for each 30-day period for which the Company is not compliance, subject to a cap of six percent (6%) of such Purchaser’s subscription amount.

Factors affecting our operating results

Government Regulations

Property and Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. From time to time, we acquire land use rights both from the government or other owners of land use rights for our development of residential and commercial construction in due course of business.

Permits and Certificates

According to the Urban Real Estate Development and Operation Administration Regulation, promulgated by State Council on July 20, 1998, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by government of Hebei province and effective on July 1, 2004, and the Real Estate Development Enterprise Qualification Administration Regulation promulgated by Ministry of Construction on March 29, 2000, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate (the “Development Certificate”) with four grades. To obtain a grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than one year with 100% pass rate of its completed projects and shall have a certain number of construction, financial, accounting and technical professionals, established a quality control system and does not have any record of material construction accidents and the registered capital shall be no less than RMB five million (approximately $756,224). To obtain a grade 3 Development Certificate, besides the requirements of a grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than two year with 100% pass rate of its completed projects of two consecutive years and have completed the development of accumulatively more than 50,000 square meters construction and the registered capital shall be no less than RMB eight million (approximately $1,209,958). To obtain a grade 2 Development Certificate, besides the requirements of a grade 3 Development Certificate, an enterprise must have engaged in the real estate development business for more than three years with 100% pass rate of its completed projects of three consecutive years and have completed the development of accumulatively more than 150,000 square meters construction and the registered capital shall be no less than RMB 20 million (approximately $3,024,895). To obtain a grade 1 Development Certificate, besides the requirements of grade 2 Development Certificate, an enterprise must have engaged in the real estate development business for more than five years with 100% pass rate of its completed projects of five consecutive years and have completed the development of accumulatively more than 300,000 square meters construction and the registered capital shall be no less than RMB 50 million (approximately $7,562,237). With grade 1 Development Certificate, the enterprise is allowed to develop all kinds of projects without limitation. With grade 2 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 250,000 square meters each time. With grade 3 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 150,000 square meters each time.  With grade 4 Development Certificate, the enterprise may develop the project(s) with total construction area no more than 100,000 square meters each time.  Upon expiration of the certificate, if the enterprise is going to continue the business of real estate development, it shall apply for a new one.  Hebei Zhongding has obtained the grade 3 Development Certificate No. Ji Jian Fang Kai Xing Zi No. 192 with an expiration date of December 2, 2011. Zhongding Jiye has obtained the grade 4 Development Certificate No. Ji Jian Fang Kai Xing Zi No.304 with an expiration date of March 21, 2012. We intend to maintain our relevant Development Certificates and renew them upon expiration. We also intend to apply for higher grades of Development Certificates upon satisfaction of the relevant requirements.

For each project we develop, before commencing sales of such project, we are required to obtain Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits. We have obtained all these permits for our completed projects as specified in “Market Area and Projects-Completed Projects”. We have also obtained Land Use Rights Certificate and Construction Land Planning Permit for No. 79 Courtyard Project, our planned projects and are in the process of applying for other permits.

Taxation

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC Subsidiaries and Operating Companies are subject to an earned income tax of 25.0%. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries. We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In addition, dividends paid to us from our PRC Subsidiary and dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC Subsidiary and Operating Companies may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC Subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance PRC Subsidiary and/or Operating Companies by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including Ministry of Commerce of the People’s Republic of China (the “MOFCOM”), or their respective local branches. These limitations could affect our PRC Subsidiary and Operating Companies’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC Subsidiary, which derives profit from management fees paid by the Operating Companies. However, PRC regulations restrict the ability of our PRC Subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC Subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC Subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Our PRC Subsidiary, Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC Subsidiary has the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the New EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, which became effective on October 27, 2009, dividends from our PRC Subsidiary paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest of offshore SPV. Failure to comply with the requirements of Circular 75, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under “Risk Factors—Risks Related to Doing Business in China,” failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC Subsidiary or the Operating Companies, limit our PRC Subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us. We cannot assure our beneficial owners or prospective shareholders, who are PRC residents as defined in Circular 75, can obtain registration with the relevant branch of SAFE, if so required, in connection with their equity interests in us and our control of equity interests in the Operating Companies through the Contractual Arrangements. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 has been inconsistent since its adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

As we stated under “Risk factors—Risks Related to Doing Business in China”, PRC regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business. Though we believe the 2006 M&A Rule does not apply to us, the PRC regulatory authorities may take the view that these transactions and the Share Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment and as a result, we may be subject to fines and penalties on our operations in the PRC, our operating privileges in the PRC may be limited, the repatriation of the proceeds from the Offering into the PRC may be delayed or restricted, and we may face other administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

PRC Policies Affecting the Real Estate Industry

We believe that the PRC’s strict regulations and policies in regard to the real estate industry will have less impact on our operations.  Strict real estate development regulations primarily impact tier-one cities and some over-invested second tier cities. We anticipate that most of second and third tier cities in which we intend to develop our projects will be less affected directly by such real estate regulatory policies in the next five years since we believe that the PRC government will continue to encourage investment in these areas to maintain GDP growth and the pace of urbanization.  At the local level, we seek to have extensive discussions with local government authorities in the second and third tier cities we intend to develop in regarding local policies in order to determine whether any such policies could have  an adverse impact on our planned projects.  In addition, we believe potential homebuyers in third tier cities have stronger purchasing power and are less dependent on loans to fund their purchases.  As a result the central PRC government’s restrictions on the total scale of bank loans should have a lesser impact on our business.

Results of Operations

	For the Three Months Ended March 31,
	2011	2010

Revenue from real estate sales, net	$3,200,469	$3,450,390
Cost of real estate sales	2,247,006	2,939,976
Gross profit	953,463	510,414

Selling expenses	300,000	96,190
Operating and administrative expenses	623,981	312,296

Income from operations	29,482	101,928

Other income (expense)
Government grant	242,814	555,878
Interest expense	(625,001)	(37,891)

Total other income (expense)	(382,187)	517,987

Income before income taxes expense (benefit)	(352,705)	619,915

Income taxes expense (benefit)	(41,608)	186,269

Net (loss) income	(311,097)	433,646

Comparison of Three Months Ended March 31, 2011 and 2010.

Revenues

Our net revenue for the three months period ended March 31, 2011 was $3,200,469, a decrease of 7.2% or $249,921, from $3,450,390 for the three months period ended March 31, 2010. This decrease was mainly because there was revenue from 2 projects, Xintiandi Project and Kirin County Project recognized during the three months ended March 31, 2010, which there was only revenue from Kirin County Project recognized during the three months ended march 31, 2011, under the percentage-of-completion method. The sales and revenue recognition of Xintiandi Project were finished in 2010.  Please refer the table below for detail. We have received $27,705,188 and $22,417,416 deposits from customers as of March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, we started to develop new projects Kirin Bay Project and No. 79 Courtyard Project which will generate revenue from year ending December 31, 2011 and will last for 3-5 years. We are expecting to develop other new projects in the future.

Our homebuyers are employed in a variety of industries. Approximately 40% of our homebuyers are employed in the mining and steel businesses, which constitutes the largest group of our homebuyers. About 28% of our homebuyers are government employees and officials, which constitutes the second largest homebuyer group. We also have homebuyers who are private owners (9.7%) and intellectuals (5%) as well as homebuyers employed by other business categories.  Persons between the ages of 35 and 45 comprise approximately 42% of our homebuyers.  Persons between the ages of 45 and 55 and between the ages of 28 to 35 account for 19% and 21%, respectively, of our homebuyers.  Accordingly, we consider middle-age persons, who typically have stable income, as the majority of our clientele.

	For the Three Months Ended March 31,		Change
	2011	2010	Amount	%
Revenue from Kirin County Project	$3,457,272	$2,965,567	491,705	16.6%
Revenue from Xintiandi Project	-	732,083	(732,083)	(100.0)%
Less: sales-related business tax, urban construction tax and education surcharge	(256,803)	(247,260)	(9,543)	3.9%
Total revenue from real estate sales, net	$3,200,469	$3,450,390	(249,921)	(7.2)%

Cost of Real Estate Sales

Our cost of real estate sales for the three months period ended March 31, 2011 was $2,247,006, a decrease of $692,970, or approximately 23.6%, compared to $2,939,976 for the three months period ended March 31, 2010. The decrease was mainly because the sales of Xintiandi project was almost finished in the year ended December 31, 2010 and the company only incurred cost for Kirin County Project during the three months ended March 31, 2011.

	For the Three Months Ended March 31
	2011	2010
Cost of real estate sales	$2,247,006	$2,939,976

Gross Profit

Gross Profit for the three months period ended March 31, 2011 was $953,463, an increase of $443,049 or approximately 86.8%, compared to $510,414 for the three months period ended March 31, 2010. The increase was due to the increased total revenue recognized from Kirin County Project combined with an increase in its gross margin from 21.2% for the three months period ended March 31, 2010 to 35.0% for the three month period ended March 31, 2011. The increased gross margin was because the company has sold the commercial buildings of Kirin County Projects during the three months period ended March 31, 2011, while during the three month period ended March 31, 2010, only residential buildings were sold. The gross margin of commercial buildings is much higher than residential buildings. The gross margin of Xintiandi Project was 33.8% during the three months ended March 31, 2010, which made the total gross margin for the three months ended March 31, 2010 29.8%. The total gross margin for the three months ended March 31, 2011 increased 15% compared to the three months ended March 31, 2010. Therefore, gross profit increased by $443,049 although net revenue for the three months ended March 31, 2011 decreased $249,921. The economy of Xingtai used to be agriculture, iron and steel. Now it has more and more energy and service companies. Multinationals such as Siemens, Cabot and SMI are already investing locally. Its economy has recorded an average 12.5% GDP growth in the past ten years. Therefore, our commercial property buyers included such companies, private company owners (mining, production, trading, etc.), businessmen, multinational-company white collars, etc.

Operating Expenses

Selling expenses for the three months period ended March 31, 2011 were $300,000, an increase of $203,810 or 211.9% from $96,190 for the three months period ended March 31, 2010. The increase was mainly due to the Company did more advertisement in local papers, television and radio broadcast for its newly developed projects Kirin Bay Project and No. 79 Courtyard Project. Advertising expense increased $83,916 in the three months period ended March 31, 2011 compared to the three months period ended March 31, 2010. For the sales of No. 79 Courtyard and Kirin Bay projects, the Company also hired more sales representatives during the three months ended March 31, 2011, which caused the salary expense increased $56,862.

General and administrative expenses were $623,981 for the three months period ended March 31, 2011, an increase of $311,685, or 99.8% from $312,296 for the three months period ended March 31, 2010. This increase was mainly because: (1) the Company paid consulting fee to the lawyer for the reverse acquisition of Kirin China during March, 2011 and all the related expenses was $ 91,720; (2) since there are new projects under development in the period in 2011 than that of 2010, the Company hired more staff and all the related expenses increased $148,350 for the three months ended March 31, 2011 than that for the three months ended March 31, 2010.

Income from Operations

Income from operations for the three months period ended March 31, 2011 was $29,482, a decrease of $72,446, or 71.1%, from $101,928 for the three months period ended March 31, 2010. The decrease was due to increased selling and administrative expenses as discussed above which were partially offset by increases in gross profit.

Other Income/(Expense)

Total other expense for the three months period ended March 31, 2011 was $382,187, compared to the other income of $517,987 for the three months period ended March 31, 2010.

Government grant was $242,814 for the three months period ended March 31, 2011, a decrease of $313,064 from $555,878 for the three months period ended March 31, 2010. The decrease was due to the realization of $242,814 as grant income from the PRC government relating to a property development project to subsidize improvement of the neighborhood where the real estate project situates, and control of property price volatility for the three months period ended March 31, 2011, which was $313,064 less than that of the three months period ended March 31, 2010.  The government grant increased our profitability of the project, but we are not expecting to receive such government grant for other projects in the future.

Interest expense was $625,001 for the three months period ended March 31, 2011, an increase of $587,110, or 1,549.5%, from $37,891 for the three months period ended March 31, 2010. The increase was mainly due to the addition of long-term bank loans of $12,531,160 in January 2011. Our interest expense for the year depends on the Company’s debt ratio which is related to our capital need for the construction of projects. We expect there will be an elevated level of interest expense in the future associated with the development of new projects unless we could obtain capital from other resources.

Income Taxes Expense (Benefit)

Income tax benefit for the three months period ended March 31, 2011 was $41,608, compared to the income tax expenses of $186,269 for the three months period ended March 31, 2010. The difference was mainly because: 1) land appreciation tax expense for the three months period ended March 31, 2011 decreased $6,894 from $40,891 compared to $33,997 for the three months period ended March 31, 2010 due to a significant portion of the sales of Kirin County Project was incurred in the three months ended March 31, 2010 while few sales contracts of the project was entered during the three months ended March 31, 2011. No. 79 Courtyard Project just started to develop in the three months ended march 31, 2011; 2) deferred tax benefit for the three months period ended March 31, 2011 was 75,606 compared to defer income tax expense of $96,174 for the three months ended March 31, 2010 due to all the operating companies incurred net loss before taxation.

The construction of projects is usually very slow during the first quarter of the year due to winter season and Chinese New Year Holiday. Therefore the generally fewer revenue is recognized during the first quarter, and the Company’s net profit before taxes drop significantly compared to other quarters of the year. During the three months ended March 31, 2011, the Company recognized less government grant as other income in the three months period ended March 31, 2011 than the three months period ended March 31, 2010.

Net Income/(Loss)

Net loss for the three months period ended March 31, 2011 was $311,097 compared to the net income of $433,646 in the three months period ended March 31, 2010. The fluctuation in our net profit margin is primarily due to the less recognized revenue and more operating expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $12,598,008. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, financing activities in the stock market and capital from shareholders. Our working capital requirements are influenced by the level of our operations, and the timing of capital needed for projects.

Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of State Administration of Foreign Exchange (the “SAFE”), by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

As of March 31, 2011, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay to the suppliers according to the agreements is about$164.3 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31
	2011	2010
Net cash provided by (used in) operating activities	$(5,722,815)	$3,599,641
Net cash used in investing activities	(40,906)	(30,485)
Cash flows used in financing activities	11,616,949)	(4,217,441)
Effect of exchange rate changes on cash and cash equivalent	511,479	1,106
Net increase (decrease) in cash and cash equivalents	6,364,707	(647,179)
Cash and cash equivalents - beginning of period	6,233,301	6,807,095
Cash and cash equivalents - end of period	$12,598,008	$6,159,916

Operating Activities

Net cash used in operating activities was $5,722,815 for the three months period ended March 31, 2011, a decrease of $9,322,456 or 259.0% from net cash provided by operating activities of $3,599,641, for the three months period ended March 31, 2010. The decrease in net cash provided by operating activities was primarily due to: (1) $ 17,652,703 increase of accounts payable during the three months period ended March 31, 2011 compared to $46,293 decrease during the three months period ended March 31, 2010, and $30,895,635 increase of real estate properties and land lots under development for the three months period ended March 31, 2011 compared to $3,410,194 increase for the three months period ended March 31, 2010. The combined result of $9,786,445 increase in cash used was because the Company’s payments for the land use rights used in development of No. 79 Courtyard project; (2) $6,917,701 decrease of revenue in excess of billings during the three months period ended March 31, 2011 compared to $2,218,904 increase during the three months period ended March 31, 2010, which resulted a decrease of $9,136,605 cash used. This change was because customers had entered mortgage agreements with banks which resulted in significant payment collected for the three months ended March 31, 2011. While customers just started to apply for bank loans the same period of 2010; (3) the Company received $7,489,727 government grant receivable from an equity owner during the three months ended March 31, 2010, which there was no such receipt during the three months ended March 31, 2011. This caused cash provided by operating activities decreased $7,489,727.

Investing Activities

Net cash used in investing activities was $40,906 for the three months period ended March 31, 2011, compared to net cash used in investing activities of $30,485 for the three months period ended March 31, 2010, which represented an increase of $10,421 or 34.2%. This is mainly due to a bit more capital used for purchase of equipment during the three months period ended March 31, 2011.

Financing Activities

Net cash provided by financing activities was $11,616,949 for the three month period ended March 31, 2011, compared to net cash used in financing activities of $4,217,441 for the three months period ended March 31, 2010, which is an increase of $15,834,390 or (375.5)%. This was mainly because we received a bank loan of $11,941,413, a net proceed from common stock and warrants issued of $498,085, and we repaid $822,549 payable to a shareholder for the three months period ended March 31, 2011. During the three months period ended March 31, 2010, we only had a capital return of $4,217,441 to a shareholder.

Material financial obligations

Long-term bank loans

In January 2011, Xingtai Zhongding has entered into a syndicated term loan for totaling RMB 80 million (approximately $12,213,554 by exchange rate at March 31, 2011) arranged by Xingtai Chengjiao Rural Credit Cooperative Union with terms of 24 months for the use of development and construction of Kirin County Project only.   The interest rate of such loan is 10.86% fixed annual rate. Xingtai Zhongding has covenanted to the lender that the use of the loan is limited to the development and construction of the Kirin County Project only, and the repayment schedule is as below:

Term	Amount scheduled to pay (RMB)	Amount scheduled to pay (USD)
December 5, 2012	67,000,000	10,228,851
December 6, 2012	13,000,000	1,984,703
Total	80,000,000	$ 12,213,554

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently there are no legal proceedings pending or threatened against the Company or Kirin China. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Reference is made to the Company’s Current Report on Form 8-K dated March 1, 2011, as filed with the Commission on March 7, 2011, as amended by Amendment No. 1 to Current Report on Form 8-K/A, as filed with the Commission on April 28, 2011, for information regarding unregistered sales of equity securities during the first quarter of 2011.

Purchases of Equity Securities by the Issuer

During the first quarter of 2011, concurrently with the Share Exchange, we repurchased 3,094,297 shares of our common stock for aggregate consideration of $50,000 and, in connection with the Share Exchange, cancelled those shares, as set forth in the table below:

Issuer Purchases of Equity Securities

Month	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	–	–	–	–
February 1, 2011 – February 28, 2011	–	–	–	–
March 1, 2011 – March 31, 2011	3,094,297	$$.016	–	–

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Form of Subscription Agreement (1)
10.2	Contribution and Assumption Agreement, dated March 1, 2011, by and between the Company and Ciglarette International, Inc. (1)
10.3	Agreement of Sale, dated March 1, 2011, by and between the Company and Lisan Rahman (1)
10.4
Entrusted Management Agreement between shareholders of Xingtai Zhongding Ji Ye Real Estate Development Co., Ltd., Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (2)

10.5
Entrusted Management Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd., Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (2)

10.7	Shareholders’ Voting Proxy Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (2)
10.8	Shareholders’ Voting Proxy Agreement between shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (2)
10.9
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Xingtai Zhongding Jiye Real Estate Development Co., Ltd. [English Translation] (2)

10.10
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Hebei Zhong Real Estate Development Co., Ltd. and Hebei Zhong Real Estate Development Co., Ltd. [English Translation] (2)

10.11	Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (2)
10.12	Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (2)
10.13	Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (2)
10.14	Securities Escrow Agreement (1)
10.15	Make Good Escrow Agreement (2)
10.16	Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (2)
10.17	Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (2)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2011.
(2) Incorporated by reference to the exhibit of the same number to the Company’s Amendment No.1 to Current Report on Form 8-K filed with the Commission on April 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: May 16, 2011	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)