Form 10-K
period 2011-02-28
Kirin International Holding, Inc.
filed 2011-06-15
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

Commission File No. 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Name of small business issuer in its charter)

Nevada	27-1636887
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

South Building of China Overseas Plaza No. 8 Guanghua Dongli Road Chaoyang District, Beijing, 100020 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 6577 2050

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 10, 2011, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $13,137,318.

As of June 10, 2011, there were approximately 20,000,000 shares of common stock outstanding.

i

EXPLANATORY NOTE

Unless specifically noted otherwise, this Annual Report on Form 10-K (this “Report”) reflects the business and operations of Kirin International Holding, Inc., a Nevada corporation, prior to the reverse acquisition of Kirin China Holding Limited, a British Virgin Islands company (“Kirin China”), which was completed on March 1, 2011 (the “Share Exchange”).  For a more complete discussion of the Share Exchange and the business and operations of Kirin China, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2011, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on April 28, 2011 and as may be further amended from time to time.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “our Company,” “the Company”, “Kirin” or “Ciglarette” are to the combined business of Kirin International Holding, Inc. and its consolidated subsidiaries and Operating Companies.  In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Ciglarette International” refers to Ciglarette International, Inc., a Nevada company;
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Hebei Zhongding” refers to Hebei Zhongding Real Estate Development Co., Ltd, a PRC company;
•	“Kirin China” refers to Kirin China Holding Limited, a British Virgin Islands company;
•	“Kirin Development” refers to Kirin Huaxia Development Limited, a Hong Kong company;
•	“Kirin Management” or “PRC Subsidiary” refers to Shijiazhuang Kirin Management Consulting Co., Ltd., a PRC company;
•	“Operating Companies” refers to Hebei Zhongding and Xingtai Zhongding;
•	“PRC” refers to the People’s Republic of China; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.
•	“Xingtai Zhongding” refers to Xingtai Zhongding Jiye Real Estate Development Co., Ltd., a PRC Company.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

iii

PART I

Item 1.	Business.

We were incorporated on December 23, 2009 under the laws of the State of Nevada.  From inception until we completed our reverse acquisition of Kirin China, our operations consisted of marketing and distributing a “smokeless” cigarette.  During that time, we had little revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market.  As a result of the reverse acquisition of Kirin China on March 1, 2011, we ceased our prior operations and we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

Acquisition of Kirin China and Financing Transaction

On March 1, 2011, the Company entered into a series of transactions pursuant to which the Company acquired Kirin China, spun-out its prior operations to Lisan Rahman, its former principal stockholder, sole director and officer, and consummated a financing transaction in which the Company received gross proceeds of $1,380,000 in a private offering.  The following summarizes the foregoing transactions:

•
Acquisition of Kirin China.   We acquired all of the outstanding equity interests in Kirin China in exchange for 18,547,297 shares of our common stock pursuant to a share exchange agreement between us, our former principal stockholder, Kirin China and the former principal shareholders of Kirin China (the “Share Exchange”).  As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary and the former shareholders of Kirin China became our controlling stockholders, holding approximately 98.4% of our total shares outstanding immediately following the closing of the Share Exchange.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Kirin China is considered the acquirer for accounting and financial reporting purposes.

•
Spin-Out of Ciglarette Business.  Immediately prior to the consummation of the Share Exchange, the Company contributed substantially all of our assets to Ciglarette International and, in exchange, Ciglarette International agreed to assume all of our debts and other liabilities. In addition, we transferred all of our ownership interest in Ciglarette International to Lisan Rahman in exchange for the cancellation of 2,500,000 shares of our common stock previously held by Rahman (the “Spin-Out”).

•
Financing Transaction.  Immediately following the Share Exchange, we completed an initial closing of a private offering of units, each consisting of four (4) shares of our common stock, a Series A Warrant and a Series B Warrant, for gross proceeds to the Company of $1,380,000 (the “Offering”).  The Company issued an aggregate of 276,000 shares of its common stock and warrants to acquire an aggregate of 138,000 shares of our common stock to the purchasers of the units.

Upon the closing of the Share Exchange, Lisan Rahman resigned as a director and from all offices that he then held effective immediately.  Also upon the closing of the Share Exchange, our board of directors increased its size from one (1) to three (3) members and appointed Jianfeng Guo, Longlin Hu and Yaojun Liu to fill the vacancies created by the resignation of Mr. Rahman and such increase.  In addition, our board of directors appointed Mr. Hu to serve as our President and Chief Executive Officer.  Mr. Liu resigned as a director of the Company on April 26, 2011.

We are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

Current Operations

Through Kirin China, we are a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development.  Our projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions.  Hebei Province is located in the North Region of the PRC.  We also intend to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

Organization & Subsidiaries

Our wholly owned subsidiary, Kirin China owns all of the share capital of Kirin Development.  Kirin Development owns all of the share capital of Kirin Management, a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province.  In anticipation of the Share Exchange, on December 22, 2010, Kirin Management entered into a series of contractual arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of Hebei Zhongding and Xingtai Zhongding and their respective shareholders (the “Contractual Arrangements”).  As a result of the Contractual Agreements, Kirin Management controls, and is entitled to the economic benefits of, Hebei Zhongding and Xingtai Zhongding. In turn, Iwamatsu Reien, the sole shareholder of the BVI Companies (as defined below), which are our principal stockholders, has entered into the Call Option Agreements with the Option Holders (as defined below) including Mr. Jianfeng Guo, the beneficial owner of Hebei Zhongding and Xingtai Zhongding, granting an option to the Option Holders to purchase all of the shares of the BVI Companies. Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with Hebei Zhongding and the terms and conditions of the Contractual Arrangements with Xingtai Zhongding are the same. The following is a summary of each of the Contractual Arrangements:

•
Entrusted Management Agreement. Pursuant to the Entrusted Management Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no existing written or oral arrangement or agreement regarding any aspect of calculation and payment of the debts of the Operating Companies except the Entrusted Management Agreement.

•
Shareholders’ Voting Proxy Agreement.  Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the Operating Companies shareholders.  Mr. Guo is the sole member of the board of directors of Kirin Management.

•
Exclusive Option Agreement.  Under the Exclusive Option Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies’ shareholders granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of the Operating Companies to the extent that such purchase does not violate any PRC law or regulations then in effect. If Kirin Management exercises its option, Kirin Management and the Operating Companies’ shareholders shall enter into further agreements regarding the exercise of the option, including the exercise price, which such additional agreements shall take into consideration factors such as the then applicable PRC laws and the then appraisal value of the Operating Companies.  The exercise price shall be refunded to Kirin Management or the Operating Companies at no consideration in a manner decided by Kirin Management, in its reasonable discretion. Since Kirin Management controls and receives the economic benefits of the Operating Companies through the Contractual Arrangements, exercising the option at this point will not result in any immediate additional benefit to the Company. Kirin Management will exercise the option when the Company believes that exercising the option would be more beneficial to it. The Exclusive Option Agreement was set up in this manner as currently foreign invested real estate enterprises are strictly controlled and heavily regulated by the PRC authorities. The Company thinks it will be subject to complex procedural requirements if it attempts to obtain approval for the acquisition of share equity or assets of the Operating Companies under the current PRC regulations.

The Company does not own any equity interests in the Operating Companies, but controls and receives the economic benefits of their business operations through the Contractual Arrangements.  In addition, the Operating Companies are contractually controlled by the Company.  Accordingly, the Company is able to consolidate the Operating Companies’ results, assets and liabilities into its financial statements.  No dividends have been paid to us to date. We intend to use the profits of the Operating Companies for re-development of planned projects and future procurement of land use rights. We do not anticipate that the Operating Companies will pay any dividends in the near future.

Since direct acquisition of the Operating Companies by us would constitute the round-trip investment under the 2006 M&A Rule (please see “Government Regulation and Approvals — Mergers and Acquisitions” below), for the purpose of obtaining financing from outside the PRC, we established the wholly owned subsidiary Kirin Management and adopted the Contractual Arrangements to control and consolidate the Operating Companies. The Company’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies.

Our corporate structure is as follows:
* Mr. Jianfeng Guo is deemed to be the sole beneficial owner of all of the equity interests in the Operating Companies.  Mr. Jianfeng Guo has entered into trust agreements with respect to his holdings in each of the Operating Companies, pursuant to which Mr. Guo is entitled to all rights afforded to a shareholder of the Operating Companies, including the right to manage and operate the Operating Companies, to receive dividends, and bear the risks of a shareholder of the Operating Companies. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of the Operating Companies. Mr. Guo entered into the trust agreements for several reasons. First, when Hebei Zhongding was established in 2004, the then applicable Company Law of the PRC did not allow a company to be wholly owned by a sole shareholder unless it was a state owned company.  Consequently, Mr. Guo used Ms. Bi, his wife, and other individuals and entities as the nominal shareholders. Although the revised Company Law of the PRC, effective as of 2006, permits a company to be owned by a sole shareholder, the registered shareholding structure of Hebei Zhongding was not changed in order to meet the financing requirements by our lenders. Second, the current effective Company Law of the PRC does not allow a domestic company that is owned by a sole individual shareholder to have any wholly owned subsidiaries.  However, Xingtai Zhongding has three wholly owned subsidiaries. Consequently, Mr. Guo uses other nominal shareholders to hold part of the shares of Xingtai Zhongding. Third, the Operating Companies from time to time provide guarantees to each other for bank loans and the bank will not accept guarantees from the company if the registered controlling shareholder is also the borrower’s registered controlling shareholder.  For all these reasons Mr. Guo entered into the trust agreements with the nominal shareholders. With respect to Hebei Zhongding, Mr. Guo has entered into trust agreements with each of Liping Bi, Jianfei Guo, Li Zhao, Jianhe Guo and Liying Li (collectively, the “Hebei Zhongding Trustees”). The Hebei Zhongding Trustees comprise all of the registered shareholders of Hebei Zhongding.  With respect to Xingtai Zhongding, Mr. Guo is the 51% registered shareholder.  In addition, Mr. Guo has entered into trust agreements with each of Xie Yuelai and Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. (collectively, the “Xingtai Zhongding Trustees”). The Xingtai Zhongding Trustees are the 49% registered shareholders of Xingtai Zhongding.  Pursuant to these trust agreements, Mr. Guo is deemed to be the beneficial owner of all the shares of Hebei Zhongding registered in the name of the Hebei Zhongding Trustees and Xingtai Zhongding registered in the names of the Xingtai Zhongding Trustees. Pursuant to the trust agreements, Mr. Guo is entitled to all rights of a shareholder of each of the Operating Companies. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of the Operating Companies.  There is no requirement under the PRC laws and regulations to register such trust agreements with any authority.

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 72.3%, 8.7% and 8.7% of the shares of the Company.  The Company owns all the share capital of Kirin China.  Kirin China owns all of the share capital of Kirin Development which in turn owns all of the share capital of Kirin Management, a wholly foreign owned enterprise in the PRC.  Kirin Management controls and receives the economic benefits of Operating Companies’ business operations through the Contractual Arrangements. Through the Call Option Agreements (as defined below) Iwamatsu Reien has granted options to the Option Holders (as defined below) to purchase all of the shares of the BVI Companies. Each Option Holder shall be deemed to be the beneficial owner of the applicable BVI Company.

In order to avoid conflict with SAFE 75 Circular, which has certain restrictions on PRC residents to obtain overseas shares,  on December 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Mr. Guo, Mr. Longlin Hu and Ms. Xiangju Mu (collectively, the “Option Holders”) pursuant to which Mr. Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Longlin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a nominal price of $0.0001 per share for a period of five years upon satisfaction of certain conditions, which such conditions were designed to be easily met.  Specifically, (i) if the Operating Companies and their respective subsidiaries achieved net income of $1 million as calculated and audited in accordance with U.S. GAAP for the fiscal year ended December 31, 2009, each Option Holder will be entitled to purchase 40% of the outstanding shares of the applicable BVI Company; (ii) if the Operating Companies and their respective subsidiaries achieve net income of $2 million as calculated in accordance with U.S. GAAP for the fiscal year ended December 31, 2010, each Option Holder will be entitled to purchase 30% of the outstanding shares of the applicable BVI Company; (iii) if the Operating Companies and their respective subsidiaries achieve net income of $3 million in accordance with U.S. GAAP for the fiscal year ended December 31, 2011, each Option Holder will be entitled to purchase up to 30% of the remaining outstanding shares of the applicable BVI Company. In addition, the Operating Companies and their respective subsidiaries achieve net income of $3 million in fiscal year 2010, each Option Holder shall have the right to purchase all shares of the applicable BVI Company at consideration of $1.00 and the third condition shall be deemed as having been met.  The Company has determined that the Operating Companies and their respective subsidiaries achieved net income of $3 million in fiscal year 2010 and therefore Mr. Guo, Mr. Hu and Ms. Mu have the right to purchase all of the shares of the applicable BVI Company.

Under the Call Option Agreements, Ms. Reien acts as the nominee for the Option Holders.  Accordingly, Mr. Guo, Mr. Hu and Ms. Mu have the right to direct the vote of the applicable BVI Companies and are deemed to beneficially own the shares of the Company’s common stock owned by the BVI Companies.  Ms. Reien has not and will not receive any consideration for entering into the Call Option Agreements.

Market Area and Projects

Our projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions.  Hebei Province is located in the North Region of the PRC.  We intend to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.  The following map shows the region in which we currently operate:

Completed Projects

We have completed the following projects in Xingtai City (denoted by the red star in the map above):

•
Ming Shi Hua Ting. Ming Shi Hua Ting is a residential center comprised of two residential buildings with between 14 and 19 floors each and eight residential buildings with six floors each.  This project was developed in 2002 and targeted homebuyers with middle to high income.  The total construction area consisted of 109,260 square meters.

•
Wancheng New World Commercial Center. Wancheng New World Commercial Center is primarily a commercial and business center which includes a shopping center, restaurants, recreation facilities, entertainment and tourist attractions.  The project also included over 300 residential properties.  The total land area for this project was 57,000 square meters.  The project commenced construction in 2007 and has been in service since June 2009.

•
Kirin County Community.  Construction on Kirin County Community commenced in September 2009 and was 71.2% completed by December 31, 2010.  This project covers land area of 47,900 square meters.  Total construction area is approximately 180,000 square meters and is comprised of residences, commercial buildings and hotel-style apartments.

Planned Projects

Our project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which is located in Xingtai City.  We expect to commence presales for these projects in the first quarter of 2011.

•
Kirin Bay.  Covering a land area of over 660,000 square meters, we expect that Kirin Bay will be the largest high-end residential community in Xingtai in terms of total construction area upon completion.  The project is comprised of three sections of mixed residential and commercial properties. We expect to commence the construction of the Kirin Bay Project in June 2011. The first phase residences are expected to be delivered by the end of 2013 while final phase residences are expected to be delivered in May 2015.

•
No. 79 Courtyard.  No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of approximately 450,000 square meters.  The project is positioned as a high-end residential development with some mixed commercial use.  Construction is expected to start in June 2011 and project completion is planned for the last quarter of 2014.  The first phase residences are expected to be delivered by the end of 2012 while the final phase residences are expected to be delivered in January 2015.

In addition to our projects in Xingtai, we have started gaining knowledge on property conditions and related land and development approval procedures in Shijiazhuang of Hebei Province and in Dezhou and Zibo of Shandong Province (as denoted by the blue stars on the map above).

Our Homebuyers

We market our residential properties to local PRC homebuyers with $302 to $756 in monthly earnings, which is regarded in the PRC as middle to high income.  We believe that our homebuyers have high expectations about the quality of their residences, the overall community environment and surrounding amenities and developments. We also believe that our homebuyers’ purchase decisions significantly influence the decisions of others in their same social status.  Our homebuyers are mainly comprised of young families who are buying due to family growth or increased income.

The following chart shows the household monthly incomes of homebuyers who purchased residences from us between December 2009 and June 2010:

The following chart shows the ages of homebuyers who purchased residences from us between December 2009 and June 2010:

The following chart shows that first time homebuyers comprised our largest customer segment during the period from December 2009 to June 2010:

We believe that our homebuyers are primarily motivated by the need for housing condition improvement, or “move-up” housing, from rentals or shared living arrangements with relatives to a place of their own.

Commercial Properties

The commercial properties developed by us include: Wancheng New World Commercial Center, which achieved sales revenue of approximately $30.16 million, accounting for 65% of total sales of the Company during 2007 and 2008. Profits realized were approximately $4.16 million. The properties include: commercial business center and commercial residence.

Main purchasers of the commercial stores of Wancheng New World Commercial Center are entrepreneurs and investors with substantial purchasing power who live in Xingtai city or a nearby city; government officers, public servants, real estate speculators and a variety of well-known restaurants, banks, and companies in telecommunication, advisory, advertisement, and finance sectors.

Sales and Marketing

Most projects commence sales before construction begins.  Typically, the first step in the sales process occurs when the homebuyer visits a sales office and decides to purchase a particular residence.  The potential homebuyer then signs a binding agreement of sale for a particular residence and pays a cash down payment, which is generally non-refundable. Cash down payments currently average between 30-50% of the total purchase price of a residence, although, in some cases homebuyers elect to pay the entire purchase price at this point.  When construction on the residence is complete and upon payment by the homebuyer of the remaining balance of the purchase price, if any, the residence is delivered to the homebuyer.  The sales process for commercial properties is substantially similar, although commercial purchasers typically pay a higher cash down payment.

When demand is particularly high for a project, potential homebuyers seeking to signify their interest in purchasing a residence, but who may not know which particular residence they wish to purchase, will first pay a refundable cash deposit typically between $756 and $3,024.  If the homebuyer does not elect to purchase a residence, this initial deposit will be refunded.  If the homebuyer ultimately selects a particular residence, the initial deposit will be applied to the cash down payment due upon entry into a binding agreement for that residence.

In order to attract homebuyers, we seek to engage professional design companies to assist with project design and promotion. Dedicated sales offices are also established for each specific project.  Promotional flyers, presentation boards, video clips, websites, and 3D photo displays are used to demonstrate the expected construction layout. In addition, the following media are typically utilized to promote real estate projects:

•	Mainstream newspapers and magazines;
•	SMS text-messaging;
•	Outdoor advertisements;
•	Other promotional activities, which may include real estate exhibitions, outdoor dancing activities, free movies in target communities and residents’ badminton competitions.

To help customers choose among the apartment layouts that we offer, we usually create show rooms that demonstrate design possibilities. We pay for the completion of these marketing show rooms. After most of the units in the development have been sold, we sell the show rooms as residences, usually at premium prices.

Sales representatives are encouraged to take a proactive approach after promotions have been launched. Sales representatives usually visit nearby counties or city squares to distribute flyers advertising our communities. They are also encouraged to target and maintain contact with potential groups or organizations who have group purchasing intentions or that provide financial support for their employees to buy residences.  Sales representatives receive commissions based on the amount of the purchase price once received by us. Commissions are paid in installments with 60% of the commission delivered upon execution of the presales agreement, 20% delivered upon execution of the definitive sales agreement and the remaining 20% upon delivery of the properties for occupancy.

We ordinarily launch several phases of sales for each project, but only provide a small proportion of residential units for sale in each phase.  We believe that the sale of residences by phases reduces market risks since prices can be adjusted depending on demand and other economic factors. We have sold all commercial units of the Kirin County Project and approximately 73% of the residential units and 73.2% of the garages (in terms of construction area). We currently have 439 residential units, with a total construction area of about 42,390 square meters, and 95 garage units, with a total construction area of 3,305 square meters, remaining to be sold, representing approximately 25% of the Kirin County Project in terms of the total construction area.

Property Management Services

We also provide property management services to our communities.  The basic services typically provided include security, clean environment preservation, flower and tree planting and community facilities maintenance.  We charge the residence owners a property management fee of $0.18 per square meter per month.

Land Resources Procurement

Our ability to continue development activities over the long-term will be dependent upon, among other things, a suitable economic environment and its continued ability to locate and acquire land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.  When identifying potential land resources for acquisition, We first attempt to determine if the target land resource complies with the general municipal plans of the government, whether the surrounding infrastructures are well established, whether there is any existing municipal construction plan, the scale of influence of the project with respect to its neighbors and if the purchasing power of the surrounding population can afford the prices at which we may expect to sell the properties.  Next, we consider if the initial property development cost is affordable for it, if there is any governmental tax deduction policy and if the project can become a signature project for the local government.   We obtain land resources by participating in public tender, auction, and listing for sales of land.  In addition, we may seek to acquire land rights that are sold in connection with the restructuring of state-owned enterprises or the military. The price and location of land resources that are state-owned or owned by the military are generally superior to private properties.

Regulations in the PRC now provide that all land use rights are granted by way of a public auction held by the land reserve administration of the applicable local government.  The auction begins with the local government’s publication of an invitation to bid on a particular parcel of land.  Bids must be submitted on or before the bid deadline date.  Bids submitted by developers in accordance with bid procedures and deadlines are then evaluated, together with the qualifications of the developers, by the applicable land reserve administration.  Bidders who do not meet all of the qualification requirements are disqualified.  On the day following the closing date of the auction, an auction winner will be confirmed. The winning bidder and the transferor will enter into a confirmation agreement.  Within ten days after the execution of the confirmation agreement, the winning bidder will enter into a “Land Use Rights Transfer Agreement” with the transferor and is required to make a lump sum payment of the transfer fees within two months.  The process for acquisition of land resources from state-owned enterprises and the military is similar, except that the governing entities for military-owned properties are the military land management bureaus and their superior supervising authorities.

PRC Real Estate Market Overview

Future Development Trends and Regulations of the Real Estate Industry in the PRC

According to the China Daily, the PRC will surpass both the UK and Japan to be the world’s second largest property investment market by 2011, reports international real estate service provider DTZ.  Data from real estate consultancy CB Richard Ellis shows that the value of property transactions in 15 Chinese cities hit approximately $7.36 billion during the first six months of 2010.  Of this, approximately $2.86 billion came from foreign institutional investors, $1.5 billion from Hong Kong, Taiwan and Macao, and the remaining approximately $2.99 billion from mainland investors.

As reported in the Wall Street Daily, Chinese home-buying activity surged 82% in 2009, and house prices rose 24% nationally. These price increases put the average Beijing apartment at 15 times the typical resident’s annual income and national prices at 10 times the median annual household income. This is far above comparable ratios in the United States where home prices stand at about three and a half times the median annual household income.

With the urbanization process, more and more people immigrate to the cities from rural areas of the PRC, such that the boundaries of cities are extending gradually and the urban areas are experiencing rapid development. As the real estate markets in tier-one cities, such as Beijing, have experienced rapid growth in the past five years, we believe that the development potential for tier-two and tier-three cities is substantial. The Company expects that the real estate markets for tier-two and tier-three cities will expand significantly in the near future due to a variety of factors  including the further development of urbanization and the immigration of rural populations into the tier-two and tier-three cities which we believe will result in a growing demand. In addition, China is generally expected to be the second largest real estate investment market by 2011.  Since the real estate markets for tier-one cities have almost reached their limits, we believe investment will be directed to tier-two and tier-three cities.

The per capita consumption of a city indicates the purchasing power of its residents. The purchasing power growth in tier-three cities is faster than overall purchasing power as compared to tier-one cities. China’s average growth of per capita consumption was 9.09% in 2008 while the growth in tier-one cities such as Beijing and Shanghai was below that average. Many tier-three cities in cities such as Dali in Yunnan, Nanchong in Sichuan, Nanchang in Jiangxi, Taizhou in Zhejiang and Weihai and Dezhou in Shandong exceeded the average, indicating higher real estate purchasing power (from Dongxing Securities Industry Report).  We believe this indicates that purchasing power in tier-three cities is growing at a faster rate than it is in tier-one cities.

In 1980, a mere 19.8% of the population in China was urban and by the end of 2008, the urbanization rate had reached 45.7%. According to a report by BNP Paribas (BNPP), China’s urbanization rate should reach 60% by 2020 as shown below:

Similarly, it is predicted that the country’s urbanization rate will hit 52 percent in 2015 and grow to 65 percent by 2030 from the annual report on urban development by the Chinese Academy of Social Sciences (CASS). According to McKinsey in the  Preparing for China’s Urban Billion report in March 2008, 350 million people will be added to China’s urban population by 2025—more than the population of today’s United States. One billion people are expected to live in China’s cities by 2030 and 221 Chinese cities are expected to have over one million residents. Five billion square meters of road are expected to be paved, 170 mass transit systems could be built and 40 billion square meters of floor space could be built—in five million buildings.  More than half of China’s population today is still rural. With an ongoing flow of workers from the countryside into the cities, officials estimate prospective housing needs for 400 million new urban dwellers over the next 25 years.

The PRC real estate market is strictly controlled by the PRC government and, currently, real estate development companies in tier-one cities are experiencing difficulties as a result.  To control the price of real estate, restrict speculation and break the isolated bubbles in the PRC real estate market, the PRC government has tightened its credit loan policies and land right acquisition regulations in tier-one cities. Accordingly, real estate development has begun to focus on tier-two and tier-three cities. Real estate developers in tier-two and tier-three cities are expanding and the PRC’s focus for real estate development has moved on from tier-one cities to tier-two and tier-three cities in response to the urbanization of China and the movement of its population.

The PRC’s Central Economic Conference at the end of 2009 and the “Document No. 1” released by the State Council in 2010 pointed out that the central government was emphasizing the urbanization of medium and small cities and small towns in China, with the purpose to alleviate the over-populated tier-one cities and to resolve the imbalanced development between urban and rural areas. For overall planning, the PRC government has shown its determination to develop small- and medium-sized cities and related authorities have released favorable policies for tier-two and tier-three cities. The PRC’s Ministry of Land and Resources has begun to prioritize the land rights approval processes for real estate projects in tier-two and tier-three cities. The land rights acquired in tier-two and tier-three cities totaled 62.23 million square meters in 2009, compared to 4.83 million square meters in tier-one cities, as indicated by China’s National Bureau of Statistics.

Real estate developers have been finding it difficult to obtain easy financing for their projects due to the recent strict credit loan policies for both developers and buyers. Many of them have subsequently turned to high-cost financing, with interest rates ranging from 12 to 16 percent, compared with the benchmark rate of 5.31 percent for one-year loans as indicated in a report by China Daily.

Foreign investors account for a small proportion of the real estate market.  According to the National Bureau of Statistics, foreign investors put approximately $4.45 billion into the realty sector during the first seven months of 2010, a 10.6 percent growth over the same period in 2009. UBS Global Asset Management announced in April 2010 that it had successfully concluded the first closing of its joint-venture with Gemdale Corporation, a leading listed real estate developer in China. It will invest in residential development projects in First Tier and selected Second Tier cities in China. In mid-March 2010, China Overseas Land & Investment Ltd., together with ICBC International Investment Management Ltd., set up a $250 million real estate fund to invest in China’s property market.

According to the Wall Street Daily, one-quarter of Chinese homebuyers pay cash, and, on average, mortgages cover only half the property’s value.  Household debt in China amounts to approximately 40% of household incomes.

Market Overview of Xingtai

According to a report from the China Daily, the total housing supply in Xingtai was 1.1 million square meters in 2005 and 1.5 million square meters in 2006; due to the macroeconomic control policy specified by the state, the housing supply shrank slightly to 1.1-1.3 million square meters in 2007 and the housing supply in 2008 was 1.5-1.8 million square meters.

With the development of its local economy, since 2006 an increasing number of residents of other regions of China have been immigrating to Xingtai, which has increased housing demand.  We expect this trend in increased immigration to Xingtai to continue in the near future.

As of the end of 2009, the core urban population of Xingtai was 578,700 and its total residential area was approximately 14.06 million square meters.  As such, the per capita residential area in Xingtai city was 24 square meters as of the end of 2009.  According to the national “well-off” standards published by the PRC’s Department of Construction, by 2020, the average living area for urban population is expected to reach 35 square meters with an average floor area of 100 to 120 square meters for each residence.  We believe the anticipated shortage in average living area per person in Xingtai necessary in order to meet the “well-off” standard indicates significant development potential.

Xingtai can be generally divided into two parts: Qiaodong District (i.e. East of Bridge) and Qiaoxi District (i.e. West of Bridge). The Qiaodong District is the old city area which features transportation, concentrated retail trading areas, aged buildings and a highly polluted environment. Currently, the scale of real estate development in this region is small and scattered due to high relocation costs. The quality of real estate is also low and the buildings are mostly mid-rise.  Qiaoxi District, on the contrary, is the region being promoted by the local Xingtai government for development.  Qiaoxi District is anticipated to be the center of the new urban area, as planned by the Xingtai government.  In the first half of 2007, the price of a residence in Qiaoxi District surged significantly, with $381 to 433 per square meter as the main pricing range.  The average price for a residence was $476 per square meter in 2009 with higher prices in the northeast part of Qiaoxi District, at approximately $511 to 614 per square meter.

The central bank in China is currently reinforcing strict real estate development regulations and emphasizing stringent credit loan policies, which has already had a negative impact on the real estate market. These actions may serve to hinder the development of smaller real estate companies with rigid cash flows and small amounts of capital, leaving growth space for larger, better capitalized companies.

Market Overview of the Bohai Sea Surrounding Area

We plan to expand its operations to the Bohai Sea Surrounding Area. Located in the center of Northeast Asia economic zone area with abundant resources and convenient transportation, the Company believes that the Bohai Sea surrounding region has great geographical strength. The National Bureau of Statistics data indicated a new trend that home and abroad foreign investment flows from the south to the north of China in recent years. The cities and sub-regions of the Bohai Sea Surrounding Area, such as Beijing, Tianjin Region, the Shandong Peninsula and Northeast regions are considered to be the “growth pole” of China’s next round of development following the development of the Pearl River Delta and Yangtze River Delta region. In the near future, we believe that the Bohai Sea Surrounding Area will enter into a sustainable and rapid growth track.

The cities in Bohai Sea Surrounding Area vary with respect to the economic development degree. The large and well developed cities in this area with mature markets, such as Beijing and Tianjing, have a declination in gross floor area and sale of real estate due to the strict real estate control policies. However, the second and third tier cities in this area still have a rapid growth rate in real estate development. Economic investment and development in this area, which is adjacent to Xingtai, is increasing.  Investments in the real estate markets of Qinhuangdao, Tianjin and Tangshan increased by 30%-67% in 2009 according to the PRC’s Ministry of Land and Resources.  Commensurate with an increase in investment, the price of residential real estate is has also increased.

In recent years, many large national real estate developers have begun to enter the market of Bohai Sea Surrounding Region as increasing land reserves and accelerating development of the market provide more opportunities. Compared with the Pearl River Delta region and Yangtze River Delta region, we believe that the Bohai Sea Surrounding Area has greater market demand and more opportunities. The growth rate of wholesale real estate prices in the Bohai Sea Surrounding Area is stable. As shown in the below chart of land use right procurement costs, in 2009, the land cost in Bohai Sea Surrounding Area is $424 per square meter, which is higher than the national average land cost $388 per square meter, but much lower than the Yangtze River Delta and Pearl River Delta. The cost of land right procurement in the Bohai Sea Surrounding Area is 19% lower than in the Pearl River Delta and 42% lower than in the Yangtze River Delta Regions. The overall growth rate of land right procurement has declined from 6.02% in 2008 to 2.83% in 2009. As depicted in the chart of growth of land use right procurement, the 2009 growth rate was lower than the average annual growth rate of 5.05% of 105 cities in China.  We believe that this indicates potential for real estate development and profit generation in this area.  The following are the land right procurement costs and growth rates in the Bohai Sea Surrounding Area for 2009.

The scale of residence paying capability (real estate price/household paying capability) demonstrates the ability of consumers to purchase houses. The overall rational scale on an international scope is within the range of 3-6 and the scale in China is higher due to its special housing system, hidden income and solid housing demand, according to Real Estate Bubble and Financial Crisis, authored by Xie Jinglai and Qu Bo in 2002.

As shown in the following chart, except Beijing and Dalian, the house price growth of other cities in the Bohai Sea Surrounding Region is stable, and with the economic development of the Bohai Sea Surrounding Area, the income level has increased and the scale is decreasing gradually. However, most of the sales are over 6 and Beijing and Dalian have shown scales of over 11, which indicate bubbles in their real estate markets.

Price of Private Residence / Private Residence Paying Capability Scale in the Bohai Sea Surrounding Area (US $/multiple)

Year	Beijing	Tianjin	Shenyang	Dalian	Jinan	Qingdao	Shijiazhuang
1999	682/20.50	272/9.81	337/12.78	281/12.37	214/8.24	216/8.20	232/10.46
2000	594/15.84	281/9.53	324/11.17	315/12.67	220/7.18	221/7.61	208/8.92
2001	612/14.57	287/8.84	331/10.47	338/12.59	240/7.69	239/7.54	235/9.55
2002	576/12.74	300/8.88	331/10.47	343/11.56	254/7.80	264/8.36	219/8.34
2003	572/11.37	304/8.14	352/9.65	353/10.70	281/7.04	291/7.96	191/6.81
2004	611/10.77	376/9.05	352/8.75	376/10.01	369/8.49	358/8.92	187/5.98
2005	841/12.82	502/10.69	395/8.22	464/10.41	388/8.48	464/9.66	232/6.21
2006	1060/13.82	611/11.14	432/7.34	579/11.30	448/8.38	545/9.25	261/5.92
2007	1582/17.51	796/11.84	506/6.91	762/12.28	517/6.99	712/9.71	336/6.19

Note: Residence Paying Capability Scale = Sales Price Per Square Meter/Disposable Income Per Household.  Sales price is assumed as 100 square meters per suite and a household is assumed to comprise three (3) family members.

Features of Real Estate Markets in Tier-Two and Tier-Three Cities

We believe that the PRC’s tier-three cities have long term earning potential for investment, particularly since tier-one cities have already experienced high growth in the past few years.  We believe that with continued urbanization and improved living standards, the demand in tier-three cities for high quality, high-end buildings is increasing.  We believe that tier-three cities are at the frontier of the continued future urbanization and will benefit from the economic growth in China.

Growth potential of real estate markets in tier-two and tier-three cities

Real estate development potential has shifted to tier-two and tier-three cities and to medium and small cities. The No 1 Documents from the PRC central government pointed out that medium and small cities and towns will be the focus of China’s economic development. The PRC Ministry of Land and Resources indicated that it would prioritize approvals of real estate projects in tier-two and tier-three cities.

Higher profit margins in tier-two and tier-three cities

We believe that the price growth potential in the tier-two and tier-three segments is high while investment costs, especially land costs, are low. Investment return in tier-two and tier-three cities is no less than 30% and operational costs are comparatively low, according to the “2009 Analysis Report on Real Estate Prices in Major Chinese Cities” as published by the Ministry of Land and Resources of the PRC.

Competition

The real estate development industry in the PRC is highly competitive. In the tier-three cities we focus on, local and regional property developers are its major competitors. Many of our competitors are well capitalized and have greater financial, marketing, and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, and a longer track record in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process.

We consider Royal Real Property Co., Ltd. and Lejiayuan Real Property Co., Ltd. as its major competitors in Xingtai.  These two companies have similar financial capacities as we do and engage in projects of similar sizes to those of ours.

With respect to cities in the Bohai Sea Surrounding Area, we consider Dezhou Real Estate Company and Dezhou Trust Real Estate Development Co., Ltd. as its primary competitors in Dezhou City and Shandong Chuangye Real Estate Development Co. Ltd. and Zhongfang Real Estate Development Company as its primary competitors in Zibo City.  Because these competitors have been developing projects in these cities and others in the Bohai Sea Surrounding Area, they have already established relationships with local government and suppliers and have brand recognition among potential customers.

Competitive Advantages

We believe the following are advantages over our competitors:

•
Experienced Real Estate Development Team. We have a professional team with significant experience in real estate development. Members of our management team have had work experience with well-known real estate development companies in tier-one cities. In addition, our management members are well educated with degrees from top universities such as Tsinghua University, Xi’an Jiaotong University, Zhejiang University and the Communication University of China.

•
R&D and Planning Advantage.  We expend considerable effort on research and development in an effort to identify its target market and understand the needs and wants of potential homebuyers.  We believe that by conducting research and development it can better align project design and pricing with the needs and demands of its target buyers.

•
Strong Relationships with Local Government.  In the Bohai Sea Surrounding Area, we believe we have close relationships with the local government of cities such as Weifang, Tai’an and Dezhou in Shandong Province and in Shijiazhuang and Baoding cities in Hebei Province. We believe such good relationships can assist us in the application of most favorable policy and other development conditions. In addition, through strategic cooperation with the local government, we can enter local markets more smoothly and increase our brand recognition. We believe that such partnerships will better enable us to successfully bid and execute on projects in these areas.

•
Pre-Sales Advantage.  We seek to ensure high cash flow through presales. Our investment costs for a particular project can be covered usually within one year after presales commence.  For example, by the end of December 2009, Kirin China recorded $58.47 million in presales of its Kirin County Project, which commenced in April 2009.

Growth Strategy

Completion of Pipeline Projects

Our project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which are located in Xingtai.  We expect to commence presales for these projects in the first quarter of 2011.

The Kirin Bay Project covers a land area of over 660,000 square meters. After completion, we expect that the project will be the largest high-end residential community in Xingtai in terms of construction area.  The project is comprised of three land construction sections, Sections B, C, and D, with total anticipated building area of approximately 1 million square meters.  Section B is expected to cover a building area of approximately 240,000 square meters, which is expected to be comprised mainly of malls, hotels, office buildings and apartments.  Sections C and D are expected to cover a building area of approximately700,000 square meters.  These sections are expected to be comprised of high-rise buildings, villas, kindergartens, primary schools and other commercial buildings.

Preparation for The Kirin Bay Project began in June 2009.  Construction is expected to start in June 2011 and project completion is planned for April 2015.  The first phase residences are expected to be delivered by the end of 2013 while final phase residences are expected to be delivered in May 2015.  The project is planned to include approximately 5,500 residential units consisting of high-rise apartments and single-family houses.  The following sets forth the various categories of properties anticipated to be available for sale as part of the Kirin Bay Project and the total area and number of units available for each such category:

Kirin Bay Project Property Resources for Sale
Category	Subject	Area/Unit Number
High-floor Apartment	Area	453,944 sq meters
	Number of Units	4,209
Garden Villa	Area	75,900 sq meters
	Number of Units	540
Commercial Residences	Area	14,700 sq meters
	Number of Units	-
Reconstructable Public Facilities	Area	25,160 sq meters
Garage	Number of Units	3,492

No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of 440,000 square meters. The project is positioned as a high-end residential development with some mixed commercial use.

No. 79 Courtyard Project started preparation in July 2009.  Construction is expected to start in June 2011 and project completion is planned for the last quarter of 2014. The first phase residences are expected to be delivered by the end of 2012 while the final phase residences are expected to be delivered in January 2015.  The following sets forth the various categories of properties anticipated to be available for sale as part of the No. 79 Courtyard Project and the total area and number of units available for each such category:

No. 79 Courtyard Project Property Resources for Sale
Category	Subject	Area/Unit Number
High-floor Apartment	Area	168,960 sq meters
	Number of Units	1,300
Official Mansion	Area	72,980 sq meters
	Number of Units	322
Garden Villa	Area	88,440 sq meters
	Number of Units	436
Penthouse	Area	81,000 sq meters
	Number of Units	270
Multiple-row Townhouse	Area	17,120 sq meters
	Number of Units	64
Double-row Townhouse	Area	16,200 sq meters
	Number of Units	60
Semi-detached House	Area	3,040 sq meters
	Number of Units	8
Commercial Residences	Area	7,000 sq meters
	Number of Units	35
Garage	Number of Units	2880
Total	Residential	2460 units, totaling 447,000 sq meters
	Commercial	35 units, approximately 7,000 sq meters
	Garage	2880 units

Focusing on Bohai Sea Surrounding Area

For its regional selection strategy, we intend to focus on the Bohai Sea Surrounding Area. The Bohai Sea Surrounding Area has become the third most active region in the PRC for business development, just behind the Pearl River Delta and the Yangtze River Delta Regions. The National Development and Reform Commission indicated in September 2010 that the Bohai Sea Surrounding Area, Yangtze River Delta region and Pearl River Delta region are to be prioritized for economic development.

Selecting Tier-Three Cities with Tier-Two Cities as Alternatives

With respect to tier-three cities, we seek to select dynamic, highly commercialized cities with the target city acting as the economic driving force of the surrounding area.  When selecting target cities, we generally seek per capita GDP, economic growth, and citizen purchasing power that is higher than the other surrounding tier-three cities.  Cities such as Tianjin, Qingdao, Shenyang, Nanjing, Suzhou, Xuzhou, Hefei, Changshang, and Xi’an satisfy these criteria.  Although our primary focus is on tier-three cities, we may also seek to expand to tier-two cities.

Intellectual Property

We do not own any patent or registered trademarks.

Environmental Issues

Our business in China is subject to various pollution control regulations in China with respect to noise, water and air pollution and the disposal of waste. Specifically, the major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

The Company is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has the Company been punished or can foresee any punishment to be made by any environmental administration authorities of the PRC.

Government Regulation and Approvals

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

Permits and Certificates

According to the Urban Real Estate Development and Operation Administration Regulation, promulgated by State Council on July 20, 1998, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by government of Hebei province and effective on July 1, 2004, and the Real Estate Development Enterprise Qualification Administration Regulation promulgated by Ministry of Construction on March 29, 2000, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate (the “Development Certificate”) with four grades. To obtain a grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than one year with 100% of its completed projects passing the quality inspection by the supervising authority and shall have certain number of construction, financial, accounting and technical professionals, established a quality control system and does not have any record of material construction accidents and the registered capital shall be no less than approximately $756,220. To obtain a grade 3 Development Certificate, besides the requirements of grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than two year with 100% of its completed projects of two consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 50,000 square meters construction and the registered capital shall be no less than approximately $1,209,958. To obtain a grade 2 Development Certificate, besides the requirements of grade 3 Development Certificate, an enterprise must have engaged in the real estate development business for more than three year with 100% of its completed projects of three consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 150,000 square meters construction and the registered capital shall be no less than approximately $3,024,895. To obtain a grade 1 Development Certificate, besides the requirements of grade 2 Development Certificate, an enterprise must have engaged in the real estate development business for more than five year with 100% of its completed projects of five consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 300,000 square meters construction and the registered capital shall be no less than approximately $7,562,237. With grade 1 Development Certificate, the enterprise is allowed to develop all kinds of project without limitation. With grade 2 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 250,000 square meters each time. With grade 3 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 150,000 square meters each time.  With grade 4 Development Certificate, the enterprise may develop the project(s) with total construction area no more than 100,000 square meters each time.  Upon expiration of the certificate, if the enterprise is going to continue the business of real estate development, it shall apply for a new one.  Hebei Zhongding has obtained the Grade 3 Development Certificate No. Ji Jian Fang Kai Xing Zi No. 192 with an expiration date of December 2, 2011. Zhongding Jiye has obtained the Grade 4 Development Certificate No. Ji Jian Fang Kai Xing Zi No.304 with an expiration date of March 21, 2012.

Construction projects in China often take 3-5 years or even longer to complete. As a result many real estate and development companies often divide projects into a number of shorter phases, allowing them to sell and collect financing from a finished phase while the remainder of the project is still ongoing. The Ministry of Construction along with other sectors of government have taken the position that each phase of a project can be looked at on an individual basis for determining which grade of a development certificate a company needs to obtain to participate in the project.  This allows a company with a lower grade to do a bigger project if it is broken into a number of smaller phases.  However, if a company wants to develop a larger project and complete it in a single phase and in a short period, then the requirement for higher grade of certificate will be required.

For each project we develop, before commencing sales or presales of such project, we are required to obtain Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits. Before we obtain the Pre-Sales Permit, we may apply to the local authority for informal presale permission to permit us to secured nonrefundable deposits from our customers. This is a local practice enacted by the Xingtai local government to encourage project development. We may not get the same approval in other cities if we expand our projects out of Xingtai.

We have obtained all of the Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits for Kirin County Community. We have also obtained Land Use Rights Certificate and Construction Land Planning Permit for our No. 79 Courtyard project. We expect to obtain Construction Work Planning Permits and Work Commencement Permits and Pre-Sales Permits by September 2011 for our No. 79 Courtyard Project. For Kirin Bay Project, which will be divided into three parcels of land, we have applied for the Land Use Rights Certificate for the first parcel of land and expect to obtain the Certificate in June 2011. We are in the process of applying for the remaining permits and certificates, which are expected to be completed by September 2011, based on our previous experience and communication with relevant government authorities. The timeline for obtaining the certificates and permits may be extended or shorted due to change of the government’s working schedules and efficiency.

Taxation

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC Subsidiary and Operating Companies are subject to an earned income tax of 25.0%. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

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

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries. We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In addition, dividends paid to us from our PRC Subsidiary will be exempted from PRC income tax but dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC Subsidiary and Operating Companies may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC Subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC Subsidiary or Operating Companies by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches. These limitations could affect the ability of our PRC Subsidiary and Operating Companies to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC Subsidiary through charging management fee from the Operating Companies pursuant to the Contractual Arrangements. However, PRC regulations restrict the ability of our PRC Subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC Subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC Subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Our PRC Subsidiary, Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital, which is USD 100,000 currently. These reserves are not distributable as cash dividends.  The statutory fund shall be set aside only when the PRC Subsidiary records profit in a fiscal year. Since December 22, 2010 when the PRC Subsidiary was established, it has not recorded any profit and therefore has not set aside any allocations to the statutory fund. If the PRC Subsidiary fails to set aside the allocations to the statutory fund when it does record profit at the end of a fiscal year, it will be subject to a fine of no more than $30,249.  Our PRC Subsidiary has the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the New EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, which became effective on October 27, 2009, dividends from our PRC Subsidiary paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of our PRC Subsidiary.  Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest of offshore SPV. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC Subsidiary or the Operating Companies, limit our PRC Subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.” We cannot assure our beneficial owners or prospective shareholders, who are PRC residents as defined in Circular 75, can obtain registration with the relevant branch of SAFE, if so required, in connection with their equity interests in us and our control of equity interests in the Operating Companies through the Contractual Arrangements. However, many of the terms and provisions in Circular 75 remains unclear and implementation by central SAFE and local SAFE branches of Circular 75 has been inconsistent since its adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC Subsidiary’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

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

As we stated under “Risk factors—Risks Related to Doing Business in China—PRC regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.”. Though we believe the 2006 M&A Rule does not apply to us, the PRC regulatory authorities may take the view that these transactions and the Share Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment and as a result, we may be subject to fines and penalties on our operations in the PRC, our operating privileges in the PRC may be limited, the repatriation of the proceeds from the Offering into the PRC may be delayed or restricted, and we may face other administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Employees

As of the date hereof, the Company has 124 employees, all of whom has entered into labor contract with the Company. According to the Labor Law of the PRC and the Labor Contract Law of the PRC, an enterprise shall enter into labor contract with its employees. We are informed that the Company has bought the following social insurances for 23 employees and the insurance rate of each type of insurance is as follows:

Insurance Type	Percentage Payable by Employer	Percentage Payable by Employee	Total Percentage of the Salary
Pension	20	8	28
Unemployment Insurance	2	1	3
Medical Insurance	6	2	8
Occupational Injury Insurance	0.5	0	0.5

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this Report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to the Company’s Business

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN THE PRC.

Substantially all of our business, assets and operations are located in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of the PRC, but may have a negative effect on us.

OUR ANTICIPATED MANAGEMENT TEAM HAS NO EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY.  ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL AND STATE SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The members of our anticipated management team have no experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations as a public company in the United States, such individuals are oftentimes difficult to locate and may not have all of the qualifications necessary to fulfill these legal obligations.  Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the Securities sold in the Offering or the development of an active and liquid trading market for our common stock.

WE DERIVE ALL OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

All of our revenues are generated from sales in the PRC and we anticipate that revenues from such sales will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy. Our success is influenced by a number of economic factors which affect consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT COULD CAUSE US TO INCUR SIGNIFICANT LIABILITIES OR RESTRICT OUR BUSINESS ACTIVITIES.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes that may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations.

OUR BUSINESS SUSCEPTIBLE TO FLUCTUATIONS IN THE REAL ESTATE MARKET OF THE PRC, ESPECIALLY IN CERTAIN AREAS WHERE OUR OPERATIONS ARE CONCENTRATED, WHICH MAY ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

Our business depends substantially on the conditions of the PRC real estate market. Demand for real estate in China has grown rapidly in the recent decade but such growth is often coupled with volatility in market conditions and fluctuations in real estate prices. For example, the rapid expansion of the real estate market in major provinces and cities in China in the early 1990s, such as Shanghai, Beijing and Guangdong province, led to an oversupply in the mid-1990s and a corresponding fall in real estate values and rentals in the second half of the decade. Following a period of rising real estate prices and transaction volume in most major cities, the industry experienced a severe downturn in 2008, with transaction volume in many major cities declining by more than 40% compared to 2007.

Average selling prices also declined in many cities during 2008. Fluctuations of supply and demand in China’s real estate market are caused by economic, social, political and other factors. To the extent fluctuations in the real estate market adversely affect real estate transaction volumes or prices, our financial condition and results of operations may be materially and adversely affected.

WE ARE HEAVILY DEPENDENT ON THE PERFORMANCE OF THE RESIDENTIAL PROPERTY MARKET IN CHINA, WHICH IS AT A RELATIVELY EARLY DEVELOPMENT STAGE.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which will be beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information and the overall low level of transparency in the PRC, especially in tier-two and tier-three cities that have lagged in progress in these aspects when compared to tier-one cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

THE PRC GOVERNMENT HAS RECENTLY INTRODUCED CERTAIN POLICY AND REGULATORY MEASURES TO CONTROL THE RAPID INCREASE IN HOUSING PRICES AND SLOW DOWN THE REAL ESTATE MARKET AND OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY THESE GOVERNMENT MEASURES.

Since the second half of 2009, the PRC real estate market has experienced strong recovery from the financial crisis and housing prices rose rapidly in certain cities.  In response to concerns over the scale of the increase in property investments, the PRC government has implemented measures and introduced policies to curtail property speculation and promote the healthy development of the real estate industry in China. On January 7, 2010, the PRC State Council (the “State Council”) issued a circular to control the rapid increase in housing prices and slow down the real estate market in China.  The circular reiterated that the purchasers of a second residential property for their households must make down payments of no less than 40% of the purchase price and real estate developers must commence the sale within the mandated period as set forth in the pre-sale approvals and at the publicly announced prices. The circular also requested local governments to increase the effective supply of low-income housing and ordinary commodity housing and instructed the People’s Bank of China (“PBOC”), and the China Bank Regulatory Commission to tighten the supervision of the bank lending to the real estate sector and mortgage financing. On February 25, 2010, the PBOC increased the reserve requirement ratio for commercial banks by 0.5% to 16.5% and has further increased it from 16.5% to 17.0% effective May 10, 2010.  Further, in order to implement the requirements set out in the State Council’s circular, the Ministry of Land and Resources (the “MLR”), issued a notice on March 8, 2010 in relation to increasing the supply of, and strengthening the supervision over, land for real estate development purposes. MLR’s notice stipulated that the floor price of a parcel of land must not be lower than 70% of the benchmark land price set for the area in which the parcel is located, and that real estate developers participating in land auctions must pay a deposit equivalent to 20% of the land parcel’s floor price. In April 2010, the State Council issued an additional circular, which provided as follows: purchasers of a first residential property for their households with a gross floor area of greater than 90 square meters must make down payments of no less than 30% of the purchase price; purchasers of a second residential property for their households must make down payments of no less than 50% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%; and for purchasers of a third residential property, both the minimum down payment amount and applied interest rate must be significantly higher than the relevant minimum down payment and interest rate which would have been applicable prior to the issuance of the circular (the specific figures shall be decided by the relevant bank on a case-by-case based on the principle of proper risk management). Moreover, the circular provided that banks can decline to provide mortgage financing to either a purchaser of a third residential property or a non-resident purchaser. It is possible that the government agencies may adopt further measures to implement the policies outlined in the January and April circulars. The full effect of the circulars on the real estate industry and our anticipated business will depend in large part on the implementation and interpretation of the circulars by governmental agencies, local governments and banks involved in the real estate industry.  The PRC government’s policies and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations, which could substantially reduce pre-sales of our properties and cash flow from operations and substantially increase our financing needs, which would in turn materially and adversely affect our business, financial condition, results of operations and prospects.

OUR SALES WILL BE AFFECTED IF MORTGAGE FINANCING BECOMES MORE COSTLY OR OTHERWISE BECOMES LESS ATTRACTIVE.

Substantially all purchasers of our residential properties will rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, the PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 5.94% on December 31, 2008. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

IF WE ARE PREVENTED FROM GUARANTEEING LOANS TO PROSPECTIVE HOME PURCHASERS, OUR SALES AND PRE-SALES MAY DECLINE.

In line with industry practice, we will provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties in the form of a transfer of 5% of the home purchasers’ loan amount from our bank account to a bank designated account, as collateral for the home purchasers’ timely debt service payments.  The bank will release these deposits after construction is completed, final deliveries are made, and home purchasers have obtained the ownership documents necessary to secure a mortgage loan.  If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies, or practices that will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.

WE MAY BE UNABLE TO ACQUIRE LAND USE RIGHTS FROM THE GOVERNMENT WHICH COULD INCREASE OUR COST OF SALES.

Our revenue will depend on the completion and sale of our projects, which in turn will depend on our ability to acquire land use rights for such projects.  Land use rights costs will be a major component of our cost of real estate sales and increases in such costs could diminish our gross margin.  Competition in these bidding processes can result in higher land use rights costs for us.  In addition, we may not successfully obtain desired land use rights at commercially reasonable costs due to the increasingly intense competition in the bidding processes.  We may also need to acquire land use rights through acquisition, which could increase our costs.

THE PRACTICE OF PRE-SELLING PROJECTS MAY EXPOSE US TO SUBSTANTIAL LIABILITIES.

It is common practice by property developers in China to pre-sell properties (while still under construction), which involves certain risks.  For example, we may fail to complete a property development that may have been fully or partially pre-sold, which would leave us liable to purchasers of pre-sold units for losses suffered by them without adequate resources to pay the liability if funds have been used on the project. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may be entitled to terminate the pre-sale agreement and pursue a claim for damages that exceeds the amount paid and our ability to recoup the resulting liability from future sales.

WE ARE DEPENDENT ON THIRD-PARTY SUBCONTRACTORS, MANUFACTURERS, AND DISTRIBUTORS FOR ALL ARCHITECTURE, ENGINEERING AND CONSTRUCTION SERVICES, AND CONSTRUCTION MATERIALS.  A DISCONTINUED SUPPLY OF SUCH SERVICES AND MATERIALS WILL ADVERSELY AFFECT OUR PROJECTS.

We are dependent on third-party subcontractors, manufacturers, and distributors for all architecture, engineering and construction services, and construction materials.  Services and materials purchased from our five largest subcontractors or suppliers accounted for 77.9% for the year ended December 31, 2010.  A discontinued supply of such services and materials will adversely affect our construction projects and the success of the Company.

WE MAY BE ADVERSELY AFFECTED BY THE FLUCTUATION IN RAW MATERIAL PRICES AND SELLING PRICES OF OUR PRODUCTS.

The land and raw materials that are used in our projects have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. The land and raw materials that are used in our projects may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our properties, and may, in turn, adversely affect our sales volume, sales, operating income, and net income.

WE FACE INTENSE COMPETITION FROM OTHER REAL ESTATE DEVELOPERS.

The property industry in the PRC is highly competitive. In the tier-three cities we focus on, local and regional property developers are our major competitors. Many of our competitors are well capitalized and have greater financial, marketing, and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments are approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

WE COULD BE ADVERSELY AFFECTED BY THE OCCURRENCE OF NATURAL DISASTERS.

From time to time, our developed sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our construction and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition.

WE HAVE LIMITED INSURANCE COVERAGE AGAINST DAMAGES OR LOSS WE MIGHT SUFFER.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We carry insurance for potential liabilities related to our vehicles, but we do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. If we were to suffer any losses or damages to our properties, our business, financial condition and results of operations would be materially and adversely affected.

OUR OPERATING COMPANIES MUST COMPLY WITH ENVIRONMENTAL PROTECTION LAWS THAT COULD ADVERSELY AFFECT OUR PROFITABILITY.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to construction. Although construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, wastes are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, or an order to close down our business operations and suspension of relevant permits.

THE OPERATING HISTORIES OF HEBEI ZHONGDING AND XINGTAI ZHONGDING MAY NOT SERVE AS ADEQUATE BASES TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

The operating histories of Hebei Zhongding and Xingtai Zhongding may not provide a meaningful basis for evaluating our business following consummation of the Combination.  Although the revenues of Hebei Zhongding and Xingtai Zhongding have grown rapidly since their respective inceptions, we cannot guaranty that Hebei Zhongding and Xingtai Zhongding will maintain profitability or that they will not incur net losses in the future. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;
•	manage our expanding operations and continue to fill customers’ orders on time;
•	maintain adequate control of our expenses allowing us to realize anticipated income growth;
•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;
•	successfully integrate any future acquisitions; and
•
anticipate and adapt to changing conditions in the real estate industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXECUTE OUR STRATEGY OF EXPANDING INTO NEW GEOGRAPHICAL MARKETS IN CHINA, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We plan to expand into new geographical areas in China. Since China is a large and diverse market, consumer trends and demands may vary significantly by region and our experience in the markets in which it currently operates may not be applicable in other parts of China. As a result, we may not be able to leverage our experience to expand into other parts of China. When we enter new markets, we may face intense competition from companies with greater experience or an established presence in the targeted geographical areas or from other companies with similar expansion targets. Therefore, we may not be able to adequately grow our sales in the new cities we enter due intense competitive pressures and or the substantial costs involved.

OUR FAILURE TO EFFECTIVELY MANAGE GROWTH MAY CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand into other markets and increase our land reserves to ensure the sustainable development capability of the Company and to maintain growth. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake land acquisitions, continue to develop our real estate projects or expand our operations to the Bohai Sea Surrounding Area, which may as a result impact our cash flow and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development of competitive projects undertaken by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including land acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our common stock can also be expected to be subject to volatility resulting from purely market forces over which we have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the PRC) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our post-Combination business and the management and operation of the post-Combination Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THE LOSS OF THE SERVICES OF OUR KEY EMPLOYEES, PARTICULARLY THE SERVICES RENDERED BY JIANFENG GUO, OUR FOUNDER AND CHAIRMAN, COULD HARM OUR BUSINESS.

Our success will depend to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Jianfeng Guo, our Founder and Chairman.  The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE WILL INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE COMMISSION WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with our annual report for the year ending December 31, 2011, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

THE COMBINATION INVOLVES A REVERSE MERGER OF A FOREIGN COMPANY INTO A DOMESTIC SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, the Operating Companies prepared the combined financial statements for the first time under U.S. generally accepted accounting principles and recently had their initial audit of the combined financial statements in accordance with the Public Company Accounting Oversight Board (United States). As our new management does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with Commission reporting requirements than a comparable domestic company.

WE DO NOT HAVE AN AUDIT COMMITTEE AND OUR FULL BOARD OF DIRECTORS FUNCTIONS AS OUR AUDIT COMMITTEE AND IS COMPOSED OF NON-INDEPENDENT DIRECTORS WHO LACK SPECIFIC KNOWLEDGE AND UNDERSTANDING OF U.S. GAAP.

We have no separate audit committee.  Our full board of directors functions as our audit committee and is comprised of members who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act or with NASDAQ listing requirements. An independent audit committee plays an important role in the corporate governance process, assessing the Company’s financial reporting processes, risks and internal controls, and evaluating internal and external audit functions. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue such responsibilities without undue influence. Furthermore, the members of our board of directors lack specific knowledge of and professional experience with U.S. GAAP. Thus, our board of directors may not be able to effectively oversee our financial reporting, internal controls and audit functions which may in turn affect the integrity of our financial statements and adequacy of our disclosures.

Risks Relating to the People’s Republic of China Generally

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS THAT ARE APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of the Chinese Renminbi (“RMB”) into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange (“SAFE”), effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as loans denominated in foreign currencies, direct investment and capital contribution, is still subject to certain restrictions, and prior approval and registration from the SAFE or its relevant branches must be sought. In addition, each conversion of the foreign exchange and repayment of the loans denominated in foreign currencies are subject to the approval of SAFE or its local branches. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the currencies.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

PRC REGULATION OF LOANS AND DIRECT INVESTMENT BY OFFSHORE HOLDING COMPANIES TO PRC ENTITIES MAY DELAY OR PREVENT US FROM USING THE PROCEEDS OF THE OFFERING TO MAKE LOANS OR ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR PRC SUBSIDIARY OR OPERATING COMPANIES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND OUR ABILITY TO FUND AND EXPAND OUR BUSINESS.

In utilizing the proceeds from outside China, as an offshore holding company of our PRC Subsidiary, we may make loans to our PRC Subsidiary, or we may make additional capital contributions to our PRC Subsidiary or Operating Companies. Any loans to our PRC Subsidiary are subject to PRC regulations. For example, loans by us to PRC Subsidiary, Kirin Management, which is a foreign invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE. On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. The foreign currency-denominated capital shall be verified by accounting firm before converting into RMB. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a foreign-invested company.  To convert such capital into RMB, the foreign-invested company must report the use of such RMB to the bank, and the RMB must be used to the reported purposes. According to Circular 142, change of the use of such RMB without approval is prohibited.  In addition, such RMB may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Rules.

We may also decide to finance our PRC Subsidiary or Operating Companies by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce, or MOFCOM, or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiary. If we fail to receive such approvals, our ability to use the proceeds of the Offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for the Chinese Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION WILL BE SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our operating assets are located inside PRC. Under the laws governing FIEs in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividends of proceeds from liquidation will be paid through Kirin Management, our PRC Subsidiary, which is subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation of a foreign invested enterprise is subject to the relevant commerce authority’s approval, registration in relevant Administration for Industry and Commerce and supervision as well as the foreign exchange control. Though the dividends of proceeds from liquidation can be remitted out of China to the investor after approved by the commerce authority and SAFE, we cannot assure that we can always obtain such approvals. This may generate additional risk for our investors in case of dividend payment and liquidation.

DUE TO VARIOUS RESTRICTIONS UNDER PRC LAWS ON THE DISTRIBUTION OF DIVIDENDS BY OUR PRC SUBSIDIARY, WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly-foreign owned enterprises. Under these regulations, wholly-foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

Furthermore, if our PRC Subsidiary or the Operating Companies incur debt on their own in the future, the instruments governing the debt may, in all probability, restrict their ability to pay dividends or make other payments.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are based in the PRC and our directors and officers reside in the PRC, service of process on the Company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in the PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

UNDER THE ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION WILL LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC STOCKHOLDERS.

China passed a new Enterprise Income Tax Law (the “EIT Law”), and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Iwamatsu Reien, who beneficially owns, through her interests in the BVI Companies, approximately 89.7% of our common stock, has granted to Jianfeng Guo, Longlin Hu and Xiangju Mu, each a PRC resident, an option to acquire her interests in Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, respectively and the voting rights over the shares of the respective BVI Company.  The Call Option Agreements allow each of Jianfeng Guo, Longlin Hu and Xiangju Mu to exercise voting rights in their respective BVI Company. As a result, the Company may be deemed under PRC law to be controlled and managed by PRC residents.  PRC tax authorities may therefore deem the Company as a “resident enterprise.”  We may also be deemed to be a resident enterprise by Chinese tax authorities if any of Messrs. Jianfeng Guo, Longlin Hu or Ms. Xiangju Mu choose to exercise his right under the option agreement to acquire Ms. Reien’s interest in the applicable BVI Company in the future and gains control over Kirin China.  If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%.  Currently, we do not expect to have any non-China source income.  Second, although under the EIT Law and its implementing rules, dividends paid to us from our PRC Subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We will actively monitor the possibility of “resident enterprise” treatment for the 2010 tax year and will evaluate appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

IF PRC REGULATORY AUTHORITIES DETERMINE THAT THE SHARE EXCHANGE REQUIRED CSRC APPROVAL, WE MAY FACE VARIOUS SANCTIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (“CSRC”), SAFE as well as other government agencies, released a Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (“M&A Regulation”), which took effect September 8, 2006 and was amended in 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  According to the new M&A Regulation, a related-party acquisition in which an offshore company owned or controlled by a PRC resident acquires a domestic company controlled by the same PRC resident shall be subject to the approval of MOFCOM.

Among other things, the M&A Regulation also included new provisions to require that the overseas listing of an offshore company which is directly or indirectly controlled by a PRC resident for the purpose of overseas listing of such PRC resident’s interests in a domestic company, known as a “special purpose company,” must obtain the approval of CSRC prior to the listing.

Our current structure avoids the acquisition transaction which is directly the target under scrutiny of the M&A Regulation, including the requirement of CSRC approval.  Thus, we believe that, in its current practice, the M&A Regulation does not apply to our situation.

However, the application of this M&A Regulation remains uncertain since neither MOFCOM nor CSRC has approved any Chinese company’s foreign listing. There is no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the MOFCOM or CSRC approval requirements. If the MOFCOM, CSRC or other PRC regulatory body subsequently determines that the new M&A Regulation applies to our situation and CSRC’s approval was required for the reverse acquisition, we may face sanctions by the MOFCOM, CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from the Offering into the PRC, or take other administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

RECENT PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARY, LIMIT OUR SUBSIDIARY’S ABILITY TO DISTRIBUTE DIVIDENDS AND ADVERSELY AFFECT OUR BUSINESS.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice75”) which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing such offshore company with assets or equity interests in an onshore enterprise located in the PRC, or an offshore special purpose company.

The current shareholders of Kirin China are not PRC residents. However, the Call Option Agreements allow each of Jianfeng Guo, Longlin Hu and Xiangju Mu, who are PRC residents, to exercise voting rights in their respective BVI Company. As a result the BVI Companies may be deemed to be special purpose vehicles as provided in Notice 75 by SAFE and therefore subject the Option Holders to Notice 75.  Our prospective beneficial owners and/or shareholders who are PRC residents may also fall within the ambit of the Notice 75 and be required to register with the local SAFE branch as required under Notice 75. If so required, and if such shareholders and/or beneficial owners and /or Option Holders fail to timely register their SAFE registrations pursuant to Notice 75, or if future shareholders and/or beneficial owners of our company who are PRC residents fail to comply with the registration procedures set forth in Notice 75, this may subject such shareholders, beneficial owners and/or our PRC Subsidiary or affiliates to fines and legal sanctions and may also limit our ability to contribute additional capital (including using the proceeds from the Offering) into our PRC Subsidiary or the Operating Companies and affiliates, limit the ability of our PRC Subsidiary and affiliates to distribute dividends, or otherwise adversely affect our business.

Currently, there have been no findings by the PRC authorities that we or our shareholders have violated applicable laws or regulations with respect to the Contractual Arrangements, our organizational structure and other related agreements.  However, the exercise of the option by Messrs. Guo, Hu or Mu under their respective Call Option Agreements may subject them to the registration requirement by SAFE, and there can be no assurance that such registration will be granted.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the provinces in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

IF OUR LAND USE RIGHTS ARE REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. The Operating Companies rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Relating to our Corporate Structure

THE PRC GOVERNMENT MAY DETERMINE THAT THE CONTRACTUAL ARRANGEMENT IS NOT IN COMPLIANCE WITH APPLICABLE PRC LAWS, RULES AND REGULATIONS.

In the PRC it is widely understood that foreign invested enterprises are forbidden or restricted to engage in certain businesses or industries which are sensitive to the economy.  While we intend to centralize our management and operation in the PRC without being restricted to conduct certain business activities which are important for our current or future business but are restricted or might be restricted in the future, we believe our Contractual Arrangements will be essential for our business operation.  In order for Kirin Management to manage and operate our business through the Operating Companies in the PRC, the Contractual Arrangements were entered into under which almost all of the business activities of the Operating Companies are managed and operated by Kirin Management and almost all economic benefits and risks arising from the business of the Operating Companies are transferred to Kirin Management.

There are risks involved with the operation of the Operating Companies under the Contractual Arrangements.  If the Contractual Arrangements are considered to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	discontinuing or restricting the operations of Kirin Management or the Operating Companies;
•	imposing conditions or requirements in respect of the Contractual Arrangement with which Kirin Management may not be able to comply;
•	requiring us to restructure the relevant ownership structure or operations; and
•	taking other regulatory or enforcement actions that could adversely affect our business.

Any of these actions could have a material adverse impact on our business, financial condition and results of operations.

THE CONTRACTUAL AGREEMENTS THROUGH WHICH WE HAVE ESTABLISHED CONTROL OF HEBEI ZHONGDING AND XINGTAI ZHONGDING MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL OVER THOSE ENTITIES AS DIRECT OWNERSHIP. BECAUSE WE RELY ON HEBEI ZHONGDING AND XINGTAI ZHONGDING FOR OUR REVENUE, ANY TERMINATION OF, OR DISRUPTION TO, THESE CONTRACTUAL ARRANGEMENTS COULD DETRIMENTALLY AFFECT OUR BUSINESS.

All of our business operations are carried out by Hebei Zhongding and Xingtai Zhongding. We do not own any equity interests in Hebei Zhongding and Xingtai Zhongding, but control and receive the economic benefits of their respective business operations through various Contractual Arrangements. The Contractual Arrangements are between Hebei Zhongding and Xingtai Zhongding, their respective owners, and Kirin Management, our wholly-owned subsidiary in the PRC. The Contractual Arrangements are comprised of a series of agreements, including: an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement. Through these Contractual Arrangements, we have the ability to substantially influence the daily operations and financial affairs of Hebei Zhongding and Xingtai Zhongding, as we are able to appoint its senior executives and approve all matters requiring shareholder approval. Accordingly, we will consolidate Hebei Zhongding’s and Xingtai Zhongding’s operating results, assets and liabilities in our financial statements.

These agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the Contractual Arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, these Contractual Arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Hebei Zhongding or Xingtai Zhongding or their respective stockholders fail to perform their obligations under the Contractual Arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore our Contractual Arrangements may not be as effective in providing control over Hebei Zhongding and Xingtai Zhongding as direct ownership. Because we rely on Hebei Zhongding and Xingtai Zhongding for our revenue, any termination of or disruption to these Contractual Arrangements could detrimentally affect our business.

Risks Relating to Our Securities

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of shares of common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our shares of common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC Subsidiary may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of Chinese Renminbi into U.S. dollars or other hard currency and other regulatory restrictions.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Although our common stock is quoted on the OTC BB, our shares of common stock are very thinly traded, and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.  As a result holders of our securities may not find purchasers our securities should they to sell securities held by them.  Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We expect to apply for listing of our common stock on a senior exchange, however, there can be no guarantee that such listing shall be achieved at any time.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the Commission’s “penny stock” rules if our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Item 1B.	Unresolved Staff Comments.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 2.	Properties.

Our corporate headquarters, which we lease, are located at Room 1506, South Building of China Overseas Plaza, No. 8 Guanghua Dongli Road, Chaoyang District, Beijing, which consists of approximately 420 square meters.

Item 3.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “KIRI.”  However, no established public market exists for our common stock.  As of March 1, 2011, 20,000,000 shares of our common stock were issued and outstanding.

Holders

As of March 1, 2011, there were approximately 54 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Penny Stock Regulations

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6.	Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion relates to the financial condition and results of operations of the Company as of, and for the years ended, February 28, 2011 and 2010 and does not reflect the potential impact of the Share Exchange.  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Overview

We were incorporated on December 23, 2009 under the laws of the State of Nevada.  From inception until we completed our reverse acquisition of Kirin China, our operations consisted of marketing and distributing a “smokeless” cigarette.  During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market.  As a result of the reverse acquisition of Kirin China on March 1, 2011, we ceased our prior operations and we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

On March 1, 2011, the Company entered into a series of transactions pursuant to which the Company acquired Kirin China, spun-out its prior operations to Lisan Rahman, its former principal stockholder, sole director and officer, and consummated a financing transaction in which the Company received gross proceeds of $1,380,000 in a private offering.  The following summarizes the foregoing transactions:

•
Acquisition of Kirin China.   We acquired all of the outstanding equity interests in Kirin China in exchange for 18,547,297 shares of our common stock pursuant to a share exchange agreement between us, our former principal stockholder, Kirin China and the former principal shareholders of Kirin China.  As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary and the former shareholders of Kirin China became our controlling stockholders, holding approximately 98.4% of our total shares outstanding immediately following the closing of the Share Exchange.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Kirin China is considered the acquirer for accounting and financial reporting purposes.

•
Spin-Out of Ciglarette Business.  Immediately prior to the consummation of the Share Exchange, the Company contributed substantially all of our assets to Ciglarette International and, in exchange, Ciglarette International agreed to assume all of our debts and other liabilities. In addition, we transferred all of our ownership interest in Ciglarette International to Lisan Rahman in exchange for the cancellation of 2,500,000 shares of our common stock previously held by Rahman  pursuant to the Spin-Out transaction.

•
Financing Transaction.  Immediately following the Share Exchange, we completed an initial closing of the Offering pursuant to which the Company issued an aggregate of 276,000 shares of its common stock and warrants to acquire an aggregate of 138,000 shares of our common stock to the investors in the Offering.

Upon the closing of the Share Exchange, Lisan Rahman resigned as a director and from all offices that he then held effective immediately.  Also upon the closing of the Share Exchange, our board of directors increased its size from one (1) to three (3) members and appointed Jianfeng Guo, Longlin Hu and Yaojun Liu to fill the vacancies created by the resignation of Mr. Rahman and such increase.  In addition, our board of directors appointed Mr. Hu to serve as our President and Chief Executive Officer.  Mr. Liu resigned as a director of the Company on April 26, 2011.

We are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

Current Operations

Through Kirin China, we are a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development.  Our projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions.  Hebei Province is located in the North Region of the PRC.  We also intend to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

Results of Operations

The following discusses operating activities from February 28, 2010 through February 28, 2011.

For the Period From February 28, 2010 to February 28, 2011

	For the year ended February 28, 2011	For the period from December 23, 2009 (inception) through February 28, 2010
Revenues	2,621	-
Costs of Revenues	261	-
Gross profit	2,360	-

Operating expenses
Professional fees	37,248	5,000
Compensation	6,000	850
General and administrative	771	-

Total operating expenses	44,019	5,850

Loss before income taxes	(41,659)	(5,850)

Income tax provision	-	-

Net loss	(41,659)	(5,850)

Revenues and Cost of Revenues.  We had small revenues and cost of revenues for the year ended February 28, 2011. The revenue increased to $2,621 for the year ended February 28, 2011 comparing with no revenue during December 23, 2009 to February 28, 2010. This was due to our commencement of sample sales in December 2010. We are still in the business formation stage.

General and Administrative.  General and administrative expenses for the year ended February 28, 2011 totaled approximately $771.  These costs were principally related to costs associated with general expenses except for professional fees and compensation. There was no such expense through the period of December 23, 2009 to February 28, 2010.

Professional fees. Professional fees expenses for the year ended February 28, 2011 totaled approximately $37,248. These costs included $16,052 legal fee, $10,650, auditing fee, $3,555 transfer agent fee, $5,941 data service fee and $1,050 accounting service fee. There was only $5,000 accounting fee as professional fee for the period of December 23, 2009 to February 28, 2010.

Compensation. Compensation expenses for the year ended February 28, 2011 increased to $6,000 as the salary for Lisan, the CEO of Ciglarette. The expense for period of December 23, 2009 to February 28, 2010 was only $850.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents increased to $21,243 at February 28, 2011 comparing with $500 at February 28, 2010.

Net Cash Used in Operating Activities.  Net cash used in operating activities for the year ended February 28, 2011 totaled approximately $23,807.  The use of cash was primarily related to costs associated with payroll, auditing fee, legal and consulting services and expenses related to the basic infrastructure required to get the business off the ground. There was no cash used in operating activities through the period of December 23, 2009 to February 28, 2010 due to the new setup of the company.

Net Cash Provided By Financing Activities.  We generated cash from financing activities for the year ended February 28, 2011 in the amount of $44,550. We Issued 601,000 shares at $0.05 per share in February 28, 2010 and obtained $30,050. We issued 194,000 shares at $0.05 per share in March 18, 2010 and obtained $9,700. In addition, we issued 96,000 shares at $0.05 per share in April 21, 2010 and obtained $4,800. In December 2009, we issued 5,000,000 Founder Shares at par value of $0.0001 to Lisan Rahman in consideration for services provided.

Working Capital.  As of February 28, 2011, we had working capital decrease from $25,200 for the year ended February 28, 2010 to $(1,959) including a net loss and net cash used in operations of $41,659 and $23,807 for the year ended February 28, 2011. This decrease was due to the increase of operating expenses.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage of $47,509, and a working capital deficiency of $1,959 at February 28, 2011, and a net loss of $41,659 and net cash used in operating activities of $23,807 for the year then ended, with no significant revenues earned since inception.

As a result of the reverse acquisition transaction detailed in Note 6 “Subsequent events” to the consolidated financial statements, the Company ceased current operations and is now a holding company, which through certain contractual agreements with operating companies in the People’s Republic of China (the PRC), engages the development and operation of real estate in the PRC.

Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These consolidated financial statements include the accounts of Ciglarette, Inc., and its subsidiary Ciglarette International Inc.  All inter-company balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business.  Its planned principal operations have commenced, but there has been no significant revenue therefrom.  All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash and cash equivalents

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 23, 2009 (Inception) through February 28, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of February 28, 2011.

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

Recently Issued Accounting Pronouncements

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As the Company does not have any significant intangible assets, the Company believes that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As the Company did not enter into any business combinations in fiscal year ended February 28, 2011, the Company believes that the adoption this update will not have any material impact on its consolidated financial statement disclosures. However, if the Company enters into material business combinations in the future, the adoption of this update may have significant impact on consolidated financial statement disclosures.

In the first five months of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-4, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15(a), which appear at pages F-1 through F-9 of this Report and which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Report, have concluded, that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Report was being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following sets forth information about our directors and executive officers as of June 14, 2011.

Name	Age	Positions
Jianfeng Guo	36	Chairman of the Board of Directors
Longlin Hu	35	President and Chief Executive Officer, Director
Xin Zheng	32	Chief Financial Officer

Jianfeng Guo, Chairman of the Board of Directors
Mr. Guo was appointed as the Chairman of our Board of Directors in March 2011.  Mr. Guo has been the Chairman of Xingtai Zhongding and Hebei Zhongding since August 2008 and April 2006, respectively.  He also serves as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd. since December 2004, an investment company headquartered in Beijing focusing on real estate development, land development and property service investment.  Mr. Guo served as the Chairman of Board of Directors and General Manager of Xingtai Sanchao Real Estate Development Co., Ltd., a real estate development company in Xingtai City and the previous shareholder of Hebei Zhongding,  from December 1995 to April 2006.  He also worked as Director of Department II of Xingtai Real Estate Development Co., Ltd., a real estate development company in Xingtai City, from October 1994 to December 1995. Mr. Guo has more than twenty years of experience in senior management, enterprise investment, and real estate development operations.  Mr. Guo is an MBA candidate at Asia International Open University (Macau).

Longlin Hu, President and Chief Executive Officer, Director
Mr. Hu was appointed as our President and Chief Executive Officer and as a member of our Board of Directors in March 2011.  Mr. Hu currently serves as the Director and General Manager of Huaxia Kirin (Beijing) Investment Co., Ltd. since May 2010 and previously served as an independent director and strategic consultant to Huaxia Kirin from March 2008 to May 2010. Mr. Hu was the Director and Vice General Manager of Beijing Mainstreets Investment Group Corporation, a real estate development and investment company listed on the Shenzheng Stock Exchange in the PRC, from April 2005 to September 2010. Mr. Hu was the assistant Chairman and Chief Financial Officer of Neo-China Land Group (Holdings) Limited, a real estate development company listed on the Hong Kong Exchange, from October 2003 to December 2004. Prior to joining the Neo-China Land Group, Mr. Hu was the senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd., one of the major investment banks in China, from May 2000 to October 2003.  He holds Bachelor and Master Degrees in Economics of Renmin University of China. Mr. Hu is also qualified as a Fellow of Life Management Institute.

Xin Zheng, Chief Financial Officer
Ms. Zheng was appointed as our Chief Financial Officer in April 2011.  Ms. Zheng joined the company in December 2009.  Since September 2010, she has been employed in the Company’s finance department where she has had oversight of the Company’s accounting and financing matters.  Prior to that, Ms. Zheng was employed as Marketing Director for both Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Hebei Zhongding Real Estate Development Co., Ltd, which through certain contractual arrangements, the Company controls.   As Marketing Director, Ms. Zheng’s responsibilities included oversight of the Company’s marketing efforts.  From May 2006 to December 2009, Ms. Zheng was employed in the Lighting Division of Philips, a Netherlands based fortune 500 company.  Philips has generated approximately $9 billion dollars in revenue in China, where she was responsible for budgeting and financial planning for the northern China operations of Philip’s lighting division.  From April 2004 to May 2006, Ms. Zheng was employed by Mercer Consulting in China where she engaged in management consulting and financial modeling for a variety of companies, including state and privately owned business.  Ms. Zheng graduated from University of Bradford in the United Kingdom in February 2004 with a Masters Degree in Finance Management.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Mr. Jianfeng Guo
•
Leadership and Management experience — has been the Chairman of Xingtai Zhongding and Hebei Zhongding since August 2008 and April 2006, respectively, and, since December 2004, has also served as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd.

•	Industry experience — has more than twenty years of experience in real estate development operations.

Mr. Longlin Hu
•
Leadership and Management experience — has been the Director and General Manager of Huaxia Kirin (Beijing) Investment Co., Ltd. since May 2010 and previously served as Director and Vice General Manager of Beijing Mainstreets Investment Group Corporation from April 2005 to September 2010.

•	Industry experience — has more than seven years of experience in real estate development operations.
•	Education — holds Bachelor and Master Degrees in Economics.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Family Relationships

There are no family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.	Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to Lisan Rahman, our former President and Chief Executive Officer, for all services rendered by him in all capacities to us in fiscal 2011 and 2010.  Mr. Rahman was our sole named executive officer for fiscal 2011 and 2010.  On  March 1, 2011 and in connection with the Share Exchange, Mr. Rahman resigned as an executive officer of the Company.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to Mr. Rahman for fiscal 2011 and 2010.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Lisan Rahman	2011	6,000	0	6,000
Former President and Chief Executive Officer	2010	850	0	850

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2011.

Employment Agreements

On, March 1, 2010 we entered into an employment agreement with Mr. Rahman which was terminated upon closing of the Share Exchange.

Compensation of Directors

We had no non-management directors in fiscal 2011 or fiscal 2010.  Management directors are not compensated for their service as directors.  The compensation received by our management directors for their services as employees of the Company is shown in the “Summary Compensation Table” of this Report above.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 14, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1506, South Building of China Overseas Plaza, No. 8 Guanghua Dongli Road, Chaoyang District, Beijing, 100020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Iwamatsu Reien	17,947,297	(1)	89.7%
Xiangju Mu	1,746,000	(2)	8.73%
Jianfeng Guo	14,455,297	(3)	72.26%
Longlin Hu	1,746,000	(4)	8.73%
Yaojun Liu	0		* %
All directors and executive officers as a group (3 persons) (5)	16,201,297		81.00%

* Less than 1%
(1) Includes 14,455,297 shares owned by Prolific Lion Limited (“Prolific Lion”), 1,746,000 shares owned by Valiant Power Limited (“Valiant Power”) and 1,746,000 shares owned by Solid Wise Limited (“Solid Wise”).  Ms. Reien has granted Mr. Guo, Mr. Hu and Ms. Mu exclusive voting rights with respect to the shares of Prolific Lion, Valiant Power and Solid Wise, respectively, held by Ms. Reien.  Ms. Reien has dispositive power with respect to the shares held by such companies and therefore will be deemed to be the beneficial owner of the shares held by such companies.
(2) Ms. Mu has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between her and Iwamatsu Reien.  In addition, Ms. Reien has granted Ms. Mu exclusive voting rights with respect to the shares of Solid Wise held by Ms. Reien.  Accordingly, Ms. Mu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Solid Wise.  As of June 14, 2011, Ms. Mu has not elected to exercise this option.
(3) Mr. Guo has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien.  In addition, Ms. Reien has granted Mr. Guo exclusive voting rights with respect to the shares of Prolific Lion held by Ms. Reien.  Accordingly, Mr. Guo may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Prolific Lion.  As of June 14, 2011, Mr. Guo has not elected to exercise this option.
(4) Mr. Hu has the right to purchase all of the outstanding shares of Valiant Power at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien.  In addition, Ms. Reien has granted Mr. Hu exclusive voting rights with respect to the shares of Valiant Power held by Ms. Reien.  Accordingly, Mr. Hu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Valiant Power.  As of June 14, 2011, Mr. Hu has not elected to exercise this option.
(5) The Board of Directors, after reviewing the functions of all of our officers, both in terms of designated function and functions actually performed, has determined that only Mr. Hu is deemed to be an officer or executive officer of the Company for reporting purposes under Item 403 of Regulation S-K of the Securities Act.

Arrangements Pursuant to which a Change in Control May Occur

As discussed in this Report, Iwamatsu Reien has entered into Call Option Agreements with each of Mr. Guo, Mr. Hu and Ms. Mu pursuant to which Mr. Guo is entitled to purchase up to all of the outstanding shares of Prolific Lion Limited, Mr. Hu is entitled to purchase up to 100% of the outstanding shares of Valiant Power Limited and Ms. Mu is entitled to purchase up to 100% of the outstanding shares of Solid Wise Limited. A change in control of the Company may be deemed to have occurred if Mr. Guo, Mr. Hu and Ms. Mu, collectively, or in the case of Mr. Guo, individually, exercise, in part or in full, their respective options.  None of Mr. Guo, Mr. Hu or Ms. Mu has exercised their respective options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Prior to the Share Exchange, Lisan Rahman, our former sole officer and director provided office space to us at no cost.  On January 13, 2010 Mr. Rahman contributed $500 for general working capital in exchange for which he received 5,000,000 shares of our common stock.  Mr. Rahman may be deemed to be a “promoter” of our company, within the meaning of such term under the Securities Act, since he founded and organized the previous operations of the Company and, in connection with same, received more than 10% of our shares of common stock.

In 2010, Mr. Guo, the controlling beneficial owner of the Company, paid $25,901,531 on behalf of Kirin China to a third party to acquire a piece of land use right for the development of No. 79 Courtyard project.

Mr. Guo, the controlling beneficial owner of the Company, through various affiliate companies and individuals, provided working capital to and/or withdrew funds from Kirin China and/or the Operating Companies from time to time. At each year end, such affiliate companies and individuals owning receivable balances from and/or payable balances to Kirin China and/or the Operating Companies on Mr. Guo’s behalf, reassigned their balances to Mr. Guo pursuant to existing arrangements  entered into between Mr. Guo, related affiliate companies and individuals, and Kirin China and/or the Operating Companies, subsequent to year-ends. As at December 31, 2010, Kirin China had a net payable balance to Mr. Guo of $3,840,111. This balance was unsecured, interest-free and did not have a specific repayment date. As at December 31, 2009, Kirin China and/or the Operating Companies had a net receivable balance from Mr. Guo of $6,787,281, representing return of capital to Mr. Guo, and is reflected as a deduction of contributed capital.

For the year ended December 31, 2010, Kirin China and/or the Operating Companies purchased $7,264,021 construction materials from an affiliate Huaxia Kirin (Beijing) Trading Co., Ltd. the Operating Companies had no such purchase in 2009 and 2008.

On December 22, 2010, Kirin Management, our indirect wholly-owned subsidiary, entered into a series of Contractual Arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of Hebei Zhongding and Xingtai Zhongding and their respective shareholders.  Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with Hebei Zhongding and the terms and conditions of the Contractual Arrangements with Xingtai Zhongding are the same.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Guo is not considered independent because he received compensation from Kirin China in excess of $150,000 in fiscal 2009.  Mr. Hu is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended February 28, 2011 and February 28, 2010, we were billed approximately $3,500 and $7,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended February 28, 2011 and February 28, 2010.

Tax Fees

For the Company’s fiscal years ended February 28, 2011 and February 28, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2011 and February 28, 2010.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of February 28, 2011 and February 28, 2010, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum Bernstein & Pinchuk LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
2.1		Share Exchange Agreement, dated March 1, 2011, by and among the Company, the Company’s former principal stockholder, Kirin China and the former principal shareholders of Kirin China. (4)
3.1	(a)	Articles of Incorporation (1)
	(b)	Certificate of Amendment to Articles of Incorporation (2)
	(c)	Certificate of Amendment to Articles of Incorporation (5)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (6)
3.2		By-Laws (3)
4.1		Form of Series A Warrant (4)
4.2		Form of Series B Warrant (4)
10.1		Form of Subscription Agreement (4)
10.2		Contribution and Assumption Agreement, dated March 1, 2011, by and between the Company and Ciglarette International, Inc. (4)
10.3		Agreement of Sale, dated March 1, 2011, by and between the Company and Lisan Rahman (4)
10.4
Entrusted Management Agreement between shareholders of Xingtai Zhongding Ji Ye Real Estate Development Co., Ltd., Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (7)

10.5
Entrusted Management Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd., Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (7)

10.7		Shareholders’ Voting Proxy Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (7)
10.8		Shareholders’ Voting Proxy Agreement between shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (7)
10.9
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Xingtai Zhongding Jiye Real Estate Development Co., Ltd. [English Translation] (7)

10.10
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Hebei Zhongding Real Estate Development Co., Ltd. [English Translation] (7)

10.11		Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (7)
10.12		Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (7)
10.13		Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (7)
10.14		Securities Escrow Agreement (4)
10.15		Make Good Escrow Agreement (7)
10.16		Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (7)
10.17		Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (7)
31.1		Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.
(2)  Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.
(3)  Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.
(4) Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2011.
(5) Incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2011.
(6) Incorporated by reference to the Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2011.
(7) Incorporated by reference to the exhibit of the same number to the Company’s Amendment No.1 to Current Report on Form 8-K filed with the Commission on April 28, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

By:	/s/ Longlin Hu
President and Chief Executive Officer

Date:	June 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianfeng Guo	Chairman of the Board of Directors	June 15, 2011
Jianfeng Guo

/s/ Longlin Hu	President, Chief Executive Officer and Director	June 15, 2011
Longlin Hu

/s/ Xin Zheng	Chief Financial Officer	June 15, 2011
Xin Zheng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Kirin International Holding, Inc. (formerly known as Ciglarette, Inc.)
(A development stage company)

We have audited the accompanying consolidated balance sheet of Kirin International Holding, Inc. (formerly known as Ciglarette, Inc.) (A development stage company) and Subsidiary(the “Company”) as of February 28, 2011and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP
New York, New York
June 15, 2011

NEW YORK OFFICE•7 Penn Plaza •Suite 830•New York, New York 10001•Phone 646.442.4845 •Fax 646.349.5200 •marcumbp.com

Kirin International Holding, Inc.
(Formerly known as Ciglarette, Inc., a development stage company)
Consolidated Balance Sheets

	February 28, 2011	February 28, 2010
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$21,243	$500
Stock subscriptions receivable	-	30,050
TOTAL ASSETS	$21,243	$30,550

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES:

Accrued expenses	$23,202	$5,350

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 5,891,000 and 5,601,000 shares issued and outstanding, respectively	589	560
Additional paid-in capital	44,961	30,490
Deficit accumulated during the development stage	(47,509)	(5,850)
Stockholders’ (Deficiency) Equity	(1,959)	25,200

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$21,243	$30,550
See accompanying notes to the consolidated financial statements

Kirin International Holding, Inc.
(Formerly known as Ciglarette, Inc., a development stage company)
Consolidated Statements of Operations

	For the year ended February 28, 2011	December 23, 2009 (inception) through February 28, 2010	December 23, 2009 (inception) through February 28, 2011
Revenues	$2,621	$-	$2,621
Costs of sales	261	-	261
Gross profit	2,360	-	2,360

Operating expenses
Professional fees	37,248	5,000	42,248
Compensation	6,000	850	6,850
General and administrative	771	-	771

Total operating expenses	44,019	5,850	49,869

Loss before income taxes	(41,659)	(5,850)	(47,509)

Income tax provision	-	-	-

Net loss	$(41,659)	$(5,850)	$(47,509)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,868,489	5,055,433

See accompanying notes to the consolidated financial statements

Kirin International Holding, Inc.
 (Formerly known as Ciglarette, Inc., a development stage company)
Consolidated Statement of Stockholders’ (Deficiency) Equity

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)

December 23, 2009 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.0001 par value on December 23, 2009	5,000,000	500			500

Contribution to capital			500		500

Shares issued for cash in January and February 2010 at $0.05 per share	601,000	60	29,990		30,050

Net loss				(5,850)	(5,850)

Balance, February 28, 2010	5,601,000	560	30,490	(5,850)	25,200

Shares issued for cash from March 1, 2010 through April 20, 2010at $0.05 per share	290,000	29	14,471		14,500

Net loss				(41,659)	(41,659)

Balance, February 28, 2011	5,891,000	$589	$44,961	$(47,509)	$(1,959)
See accompanying notes to the consolidated financial statements

Kirin International Holding, Inc.
 (Formerly known as Ciglarette, Inc., a development stage company)
Consolidated Statements of Cash Flows

	For the year ended February 28, 2011	December 23, 2009 (inception) through February 28, 2010	December 23, 2009 (inception) through February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,659)	$(5,850)	$(47,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for corporate expenses	-	500	500
Increase in accrued expenses	17,852	5,350	23,202
Net Cash Used In Operating Activities	(23,807)	-	(23,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	500	500
Proceeds from sale of common stock	44,550	-	44,550
Net Cash Provided by Financing Activities	44,550	500	45,050

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,743	500	21,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR/PERIOD	500	-	-
CASH AND CASH EQUIVALENTS AT END OF THE YEAR/PERIOD	$21,243	$500	$21,243

Supplemental cash flows disclosure:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

Kirin International Holding, Inc.
(Formerly known as Ciglarette, Inc.  a development stage company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Kirin International Holding, Inc.  (formerly known as Ciglarette, Inc., “Ciglarette” or the “Company”), a development stage company, was incorporated on December 23, 2009 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated significant revenues since inception. The Company started offering a smokeless cigarette from its headquarters in Virginia in December 2010. The Company is a marketer and distributor of personal vaporizers, under the Ciglarette brand.

On December 21, 2010, the Company established a majority-owned subsidiary Ciglarette International Inc. (the “Subsidiary”) under the laws of the State of Nevada.  The Subsidiary was 80% owned by the Company, 20% owned by Lisan Rahman, controlling stockholder and sole director of the Company.  None of the Subsidiary’s shares were paid upon the incorporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These consolidated financial statements include the accounts of Ciglarette, Inc., and its subsidiary Ciglarette International Inc.  All inter-company balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business.  Its planned principal operations have commenced, but there has been no significant revenue therefrom.  All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash and cash equivalents

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 23, 2009 (Inception) through February 28, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of February 28, 2011.

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

Recently Issued Accounting Pronouncements

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As the Company does not have any significant intangible assets, the Company believes that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As the Company did not enter into any business combinations in fiscal year ended February 28, 2011, the Company believes that the adoption this update will not have any material impact on its consolidated financial statement disclosures. However, if the Company enters into material business combinations in the future, the adoption of this update may have significant impact on consolidated financial statement disclosures.

In the first five months of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-4, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage of $47,509, and a working capital deficiency of $1,959 at February 28, 2011, and a net loss of $41,659 and net cash used in operating activities of $23,807 for the year then ended, with no significant revenues earned since inception.

As a result of the reverse acquisition transaction detailed in Note 6 “Subsequent events” to the consolidated financial statements, the Company ceased current operations and is now a holding company, which through certain contractual agreements with operating companies in the People’s Republic of China (the PRC), engages the development and operation of real estate in the PRC.

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

NOTE 6 – SUBSEQUENT EVENTS

Share cancellation

On March 1, 2011, Kirin China Holding Limited, a company established under the laws of British Virgin Islands on July 6, 2010 (“Kirin China”), entered into Share Repurchase and Cancellation Agreement with certain shareholders of the Company.  Pursuant to the agreement, 3,094,297 restricted shares of our common stock then outstanding were cancelled and retired.  Kirin China deposited $50,000 into an escrow account which amount was paid to the former owners of the cancelled shares as a result of the Share Exchange (see below) having been consummated.

The Reorganization and the Spin-out

On March 1, 2011 (the “Closing Date”), the Company entered into a contribution and assumption agreement (the “Contribution and Assumption Agreement”) with the Subsidiary, pursuant to which the Company contributed substantially all of its assets to the Subsidiary, and the Subsidiary assumed all of the Company’s debts and other liabilities (the “Reorganization”). In addition, on the Closing Date, the Company entered into an agreement of sale (the “Agreement of Sale”) with Lisan Rahman, former principal stockholder (“Rahman”), pursuant to which the Company sold to Rahman all of the shares of the Subsidiary’s common stock owned by the Company in exchange for the cancellation of 2,500,000 shares of the Company’s common stock owned by Rahman (the “Spin-Out”).  Rahman also waived any and all rights and interests he has, had or may have with respect to such cancelled shares.

The Share Exchange

On the Closing Date, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) the Company’s principal stockholder, (iii) Kirin China, and (iv) the former shareholders of Kirin China, pursuant to which the former shareholders of Kirin China transferred to the Company all of their shares of Kirin China in exchange for the issuance of 18,547,297 shares of the Company’s common stock, which represented 98.4% of the Company’s total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).  As a result of the Share Exchange, Kirin China became the Company’s wholly-owned subsidiary.

The Share Exchange has been accounted for as a recapitalization, whereby the Company is deemed to be the accounting acquiree (legal acquirer) and Kirin China is the accounting acquirer (legal acquiree).

Kirin China, through its operating subsidiaries, is engaged in the development and sale of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, the People’s Republic of China.

The Offering

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

Name Change

On March 10, 2011, the Company changed its name to Kirin International Holding, Inc.

Fiscal Year End Change

On March 11, 2011, the Company changed its fiscal year end from February 28 to December 31.