Form 10-Q
period 2011-06-30
Kirin International Holding, Inc.
filed 2011-08-15
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

+86 10 6577 2050
(Registrant’s telephone number, including area code)

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

There were 20,000,000 shares of the Registrant’s common stock outstanding at June 30, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Current Report on Form 8-K dated March 1, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2011, and as amended by Amendment No. 1, Amendment No.2 and Amendment No. 3 to Current Report on Form 8-K/A, as filed with the Commission on April 28, 2011, June 10, 2011 and July 25, 2011, respectively, and as may be further amended by the Company from time to time. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

TABLE OF CONTENTS

Consolidated Balance Sheets	2

Consolidated Statements of Income and Comprehensive Income	3

Consolidated Statements of Cash Flows	4

Notes to the Consolidated Financial Statements	5 to 20

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,924,231	$6,233,301
Restricted cash	2,310,100	1,563,027
Accounts receivable	1,663,057	1,626,592
Revenue in excess of billings	11,695,908	22,395,290
Prepayments	8,985,862	2,161,176
Other receivables	9,995,242	3,324,533
Real estate properties and land lots under development	165,456,486	92,419,336
Property and equipment, net	255,263	230,475
Deferred tax assets	418,393	85,452
Total assets	$206,704,542	$130,039,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$39,804,390	$1,266,428
Income taxes payable	-	22,152
Other taxes payable	2,517,197	2,936,728
Due to a stockholder	537,488	3,840,111
Other payables and accrued liabilities	6,550,043	6,509,337
Customer deposits	38,894,083	22,417,416
Financial institution loans	40,996,287	19,208,083
Deferred tax liabilities	5,735,749	5,389,536
Total liabilities	135,035,237	61,589,791

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,000,000 and 18,547,297 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	2,000	1,855
Additional paid-in capital	34,510,444	33,964,995
Statutory reserve	407,537	407,537
Retained earnings	31,941,405	30,849,088
Accumulated other comprehensive income	4,807,919	3,225,916
Total stockholders’ equity	71,669,305	68,449,391
Total liabilities and stockholders’ equity	$206,704,542	$130,039,182

See notes to consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$10,613,958	$9,836,186	$7,413,489	$6,385,796
Cost of real estate sales	7,316,444	7,260,189	5,069,438	4,320,213

Gross profit	3,297,514	2,575,997	2,344,051	2,065,583

Operating expenses
Selling expenses	947,241	360,716	647,241	264,526
General and administrative expenses	1,257,938	564,939	633,957	252,643
Total operating expenses	2,205,179	925,655	1,281,198	517,169

Income from operations	1,092,335	1,650,342	1,062,853	1,548,414

Other income (expense)
Government grant	2,244,899	2,911,596	2,002,085	2,355,718
Interest expense, net	(1,439,474)	(612,549)	(814,473)	(574,658)

Total other income	805,425	2,299,047	1,187,612	1,781,060

Income before income taxes expense	1,897,760	3,949,389	2,250,465	3,329,474

Income taxes expense	805,443	1,835,590	847,051	1,649,321

Net income	$1,092,317	$2,113,799	$1,403,414	$1,680,153

Other comprehensive income
Foreign currency translation adjustment	1,582,003	85,613	1,117,846	107,454

Comprehensive income	$2,674,320	$2,199,412	$2,521,260	$1,787,607
Basic and diluted earnings per share	$0.06	$0.11	$0.07	$0.09
Basic and diluted weighted average shares outstanding	19,523,836	18,547,297	20,000,000	18,547,297

See notes to consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,092,317	$2,113,799
Adjustments to reconcile net income to net cash provided by operation activities
Depreciation	38,722	24,818
Deferred tax (expense) benefit	(106,618)	33,891
Changes in operating assets and liabilities
Restricted cash	(702,190)	(2,328,583)
Accounts receivable	718	(103,986)
Revenue in excess of billings	11,067,324	(3,522,874)
Prepayments	(6,688,169)	410,599
Other receivables	(6,509,929)	(1,261,456)
Government grant receivable from an equity owner	-	7,491,141
Real estate properties held for sale	-	591,551
Real estate properties and land lots under development	(70,012,211)	(7,562,343)
Accounts payable	38,013,953	(496,912)
Other payables and accrued liabilities	(59,742)	2,567,989
Income taxes payable	(22,367)	(676,048)
Other taxes payable	(480,423)	(933,275)
Customer deposits	15,758,864	7,077,651

Net cash provided by (used in) operating activities	(18,609,751)	3,425,962

Cash flows from investing activities:
Purchases of equipment	(57,990)	(82,411)

Cash flows from financing activities:
Proceeds from financial institution loans	22,601,700	17,118,427
Payment of financial institution loan	(1,527,142)	-
Proceeds from common stock and warrants issued	1,380,000	-
Payment for common stock and warrants issuance costs	(881,915)	-
Repayments of due to stockholder	(3,346,842)	(7,567,849)

Net cash provided by financing activities	18,225,801	9,550,578

Effect of exchange rate changes on cash and cash equivalents	132,870	107,152
Net increase (decrease) in cash and cash equivalents	(309,070)	13,001,281

Cash and cash equivalents - beginning of the period	6,233,301	6,807,095

Cash and cash equivalents - end of the period	$5,924,231	$19,808,376

Supplementary cash flow information
Cash paid for income tax	$22,152	$750,441
Cash paid for interest expense	$1,439,474	$612,549

See notes to consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE CONSOLIDATEDFINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Ciglarette, Inc. (the “Company”, or “Ciglarette”) was incorporated on December 23, 2009 under the laws of the State of Nevada.  The Company was a development stage company and has not generated significant revenue since inception. On March 10, 2011, Ciglarette changed its name to Kirin International Holding, Inc.

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

On the Closing Date, and immediately prior to the Share Exchange, the Company entered into a contribution and assumption agreement (the “Contribution and Assumption Agreement”) with Ciglarette International, Inc., a 80%-owned subsidiary, pursuant to which the Company contributed substantially all of its assets to Ciglarette International, Inc., and Ciglarette International, Inc. assumed all of the Company’s debts and other liabilities (the “Reorganization”). In addition, on the Closing Date, the Company entered into an agreement of sale (the “Agreement of Sale”) with Lisan Rahman, former principal shareholder (“Rahman”), pursuant to which the Company sold to Rahman all of the shares of Ciglarette International, Inc.’s common stock owned by the Company in exchange for the cancellation of 2,500,000 shares of the Company’s common stock owned by Rahman (the “Spin-Out”).  Rahman also waived any and all rights and interests he has, had or may have with respect to such cancelled shares. The Reorganization and Spin-Out were consummated immediately prior to the Share Exchange. The Reorganization was consummated immediately prior to the Spin-Out.

Furthermore, immediately prior to the Share Exchange and immediately following the Spin-Out, 3,094,297 restricted shares of the Company's common stock then outstanding were cancelled and retired.  Kirin China deposited $50,000 into an escrow account which amount was paid to the former owners of the cancelled shares as a result of the Share Exchange having been consummated.  Rahman received approximately $40,396 of such amount for the cancellation of his 2,500,000 shares in connection with the Share Exchange.

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

Hebei Zhongding Real Estate Development Co. Ltd., (“Hebei Zhongding”) was incorporated in the name of Xingtai Zhongchao Real Estate Company Limited as a limited liability company under the laws of the PRC on April 7, 2004, and was transformed into a limited liability corporation, changing its name to Hebei Zhongding Real Estate Development Co., Ltd. on July 16, 2007. Hebei Zhongding authorized and issued 45,000,000 shares at Renminbi (RMB) 1 ($0.1207) per share. Share capital of approximately $5,430,517 was fully paid by Jianhe Guo (3%), Jianfei Guo (5%), Li Zhao (5%), Liying Li (2%) and Liping Bi (85%).  Jianhe Guo, Jianfei Guo, Li Zhao, Liying Li and Liping Bi are collectively referred to as “Hebei Zhongding Trustees”.

Xingtai Zhongding Jiye Real Estate Development Co., Ltd. (“Xingtai Zhongding”) was established by Xingtai Business Investment Co., Ltd. (“Business Investment”) for a fully paid registered capital of $1,096,187 on August 7, 2008. On March 5, 2009, Xingtai Zhongding increased its registered and paid-in capital to $11,701,936 by contributions in forms of land use rights.  Business Investment is wholly owned by Huaxia Kirin (Beijing) Technology Development Co., Ltd., which is subsequently owned by Jianfeng Guo (8%) and Liping Bi (92%, spouse of Jianfeng Guo).  On December 31, 2009, Business Investment transferred its ownership in Xingtai Zhongding to Jianfeng Guo (51%), Haifeng Liu (41%) and Yuelai Xie (8%).  On June 9, 2010, Haifeng Liu transferred his shareholding in Xingtai Zhongding to Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd.  Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. and Yuelai Xie are collectively referred to as “Xingtai Zhongding Trustees”.

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

Xingtai Zhongding Business Service Co., Ltd. (“Business Service”) was established as a limited liability corporation on July 29, 2008 in the name of Xingtai Zhongding Business Service Corporation Limited with authorized 6,000,000 shares at RMB1 per share. Share capital was fully paid up by Jianfeng Guo and other 10 individuals (“Other Initial Sponsors”).  Business Service subsequently transformed into a limited liability company, and changed to its current name. Pursuant to trust agreement between Jianfeng Guo and Other Initial Sponsors, Jianfeng Guo is deemed to be the sole beneficiary owner of all the shares of Business Service.  On July 1, 2009, Xingtai Zhongding acquired 100% of the equity interests of Business Service, from its predecessor equity holders for a purchase price of RMB 6,000,000 (approximately $876,000).  The acquisition is a business combination under common control; therefore the acquisition was accounted for using pooling-of-interest method. The acquired business and net assets were recorded at book value as if the business and the net assets have been owned by the Company from the earliest comparative period presented, the operations are combined from the earliest date. In 2011, Business Service changed its name to Xingtai Zhongding Kirin Real Estate Development Co., Ltd.

On December 24, 2009, January 19, 2010 and December 6, 2010, Xingtai Zhongding established wholly-owned subsidiaries Huaxia Kirin (Beijing) Property Management Co., Ltd., Huaxia Kirin (Beijing) Garden Project Co., Ltd., and Xingtai Hetai Real Estate Development Co., Ltd., respectively.

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 82%, 9% and 9% of the shares of Kirin China. On November 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Jianfeng Guo, Longlin Hu and Xiangju Mu (collectively, the “Purchasers”) pursuant to which Jianfeng Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Honglin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. Specifically, (i) if Hebei Zhongding and Xingtai Zhongding (collectively, the “Operating Companies”), and their respective subsidiaries achieved net income of $1 million as calculated and audited in accordance with U.S. GAAP for the fiscal year ended December 31, 2009, each Purchaser will be entitled to purchase 40% of the outstanding shares of the applicable BVI Company; (ii) if the Operating Companies and their respective subsidiaries achieve net income of $2 million as calculated in accordance with U.S. GAAP for the fiscal year ended December 31, 2010, each purchaser will be entitled to purchase 30% of the outstanding shares of the applicable BVI Company; (iii) if the Operating Companies and their respective subsidiaries achieve net income of $3 million in accordance with U.S. GAAP for the fiscal year ended December 31, 2011, each Purchaser will be entitled to purchase up to 30% of the remaining outstanding shares of the applicable BVI Company. In addition, the Operating Companies and their respective subsidiaries achieves net income of $3 million in fiscal year 2010, each Purchaser shall have the right to purchase all shares of the applicable BVI Company at consideration of $1.00 and the third condition shall be deemed as having been met. As of August 15, 2011, none of Jianfeng Guo, Longlin Hu or Xiangju Mu exercised this option.

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

These contractual arrangements assigned all of Operating Companies equity owners’ rights and obligations to Kirin Management, which is subsequently wholly-owned by Kirin Development and Kirin China, and resulted in the equity owners of the Operating Companies lacking the ability to make decisions that have a significant effect on Operating Companies’ operations, extract the profits from the operation of the Operating Companies, or assume the Operating Companies’ residual benefits.  Because Kirin China, through its indirectly wholly-owned subsidiary, Kirin Management, is the sole interest holders of the Operating Companies, it consolidates Operating Companies from its inception in accordance with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

The Company, through its operating subsidiaries, is engaged in the development and sale of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, China.

Change in reporting entity and basis of presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 8-K/A filed on July 25, 2011.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included.

 In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

The reverse acquisition described in “Organization” was treated as recapitalization of the Company. As such, Kirin China is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Kirin China had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include determination of percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, and the valuation of deferred tax assets and liabilities.

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

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Reporting Currency and Foreign Currency Translation

The Company’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s subsidiaries in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

Since July 2005, the RMB is no longer pegged to the US$. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the US$ in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. PRC exchange control regulations may also restrict the Company’s ability to convert RMB into foreign currencies.

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales.

Revenue from the sales of completed properties where the construction period is twelve months or less is recognized by the full accrual method when (a) the amount of the profit is determinable; and (b) the earnings process is virtually complete.  Specifically, the Company recognizes profit on real estate sales by the full accrual method when all of the following criteria are met: (a) sale is consummated; (b) the buyer’s initial and continuing involvements are adequate to demonstrate a commitment to pay for the property; (c) the receivable is not subject to future subordination; (d) the company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.  A sale is not considered consummated until (a) the parties are bound by the terms of a contract or agreement, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed. Fair value of buyer’s payments to be received in future periods pursuant to sales contract is classified under accounts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts.  The Company uses cost-to-cost method to measure the ratio of completion.  Qualified construction quality supervision firms are engaged by the Company, as required by relevant laws and regulations in the PRC, to determine pieces of construction completed by contractors can meet predetermined quality and safety standards, and are eligible to be counted towards costs. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified under customer deposits.  Any losses incurred or identified on real estate transaction are recognized in the period in which the transaction occurs.

Except for the down payment, the rest of contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until application for mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers.  Such guarantees expire when customers have obtained House Ownership Certificate of their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

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

Government Grant

Government grant relating to real estate projects developed by the Company are recognized as other income when the Company have complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

During the year ended December 31, 2008, Xingtai Zhongding was entitled to a government grant of approximately $22,981,000 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the six months ended June 30, 2011 and 2010, the Company recognized $2,244,899 and $2,911,596 grant income. The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Mr. Guo Jianfeng, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at June 30, 2011, the Company didn’t receive any request from government demanding revocation and refund partial or all of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under construction. No interest was capitalized for the six months ended June 30, 2011 and 2010.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $2,310,100 and $1,563,027 as of June 30, 2011 and December 31, 2010, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Income Taxes

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Subsidiaries of the Company located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

According to the Income Tax Laws of the PRC for real estate developers, income tax of the Company is calculated by project. When all units of a project are sold, tax authorities will assess the tax due on the project and issue a tax due notification to the Company. The Company has to pay the tax by the due date on the notification. If the Company does not pay the tax by the due date, the tax authorities will charge the Company interest. The Company includes any interest and penalties in general and administrative expenses.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months ended June 30, 2011 and 2010 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the six months ended June 30, 2011 and 2010, the Company recorded an advertising expense of $457,708 and $257,191, respectively.  For the three months ended June 30, 2011 and 2010, the Company recorded an advertising expense of $288,123 and $198,487, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at June 30, 2011 and December 31, 2010, the Company retained $167,392 and $169,500 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the six months ended June 30, 2011 and 2010, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense. No impairment of completed lots or land was recognized for the six months ended June 30, 2011 and 2010.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Note 2 – Accounts Receivable

	June 30, 2011	December 31, 2010
	(Unaudited)

Receivable from sales of condominium units	$479,579	$567,879
Receivable from sales of land use rights	1,183,478	1,058,713

	$1,663,057	$1,626,592

Accounts receivable consists of balances due from customers for the sales of land use rights and completed condominium units in accordance with full accrual method. After customers made sufficient down payment, the Company recognizes related revenue. These receivable balances are unsecured, bear no interest and are due within 365 days from the date of the sales in accordance with sales contract.

Note 3 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin County project in accordance with percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within next twelve months.

Note 4 – Prepayments

Prepayments consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Advances to suppliers and contractors	$2,895,444	$587,685
Financing service fees charged as prepaid interests	1,106,253	1,109,642
Prepaid stock subscription	3,094,059	-
Excessive business tax and LAT liabilities	1,890,106	463,849

	$8,985,862	$2,161,176

Pursuant to financing service contracts entered into between the Company, Xingtai Chengjiao Rural Credit Cooperative Union Association, and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid $3,094,059 (RMB20,000,000) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 12), and is subject to the approval by China banking regulatory agencies.

Business tax and LAT are payable each year at 5% and 1% - 2% of customer deposits received. The Company recognizes sales-related business tax and LAT in the income statement to the extent that they are proportionate to the revenue recognized each period.  Any excessive amounts of business and LAT liabilities recognized at period-end pursuant to tax laws and regulations over the amounts recognized in the income statement are capitalized in prepayments and will be expensed in subsequent periods.

Note 5 – Other Receivables

The components of other receivables were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Working capital borrowed by contractors	$1,583,869	$1,503,503
Working capital borrowed by Kong Village Relocation Program (Note 6)	1,856,436	1,512,447
Refundable land use rights bidding deposit	5,760,566	-
Others	794,371	308,583

	$9,995,242	$3,324,533

Working capital borrowings by contractors and Kong Village Relocation Program are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at June 30, 2011 and December 31, 2010.

Refundable land use rights bidding deposit, which is related to the acquisition of a piece of land use rights for Kirin Bay project, has been received by the Company in July 2011.

Note 6 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Properties under development
Kirin County
Costs of land use rights	$10,121,479	$9,810,506
Other development costs	9,346,780	9,035,334
No. 79 Courtyard
Costs of land use rights	80,940,594	48,882,301
Other development costs	13,615,121	11,966,399
Land lots under development
Kirin Bay	51,432,512	12,724,796

	$165,456,486	$92,419,336

As at June 30, 2011, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County and No. 79 Courtyard projects.  The Company did not have land use rights not assigned to a real estate development project.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 12).

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  Land use rights will be auctioned in 2011.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay project. In July 2011 the Company obtained the certificate of land use rights relating to part of land of Kirin Bay project through the aforementioned public auction.

Note 7 – Accounts Payable

	June 30, 2011	December 31, 2010
	(Unaudited)

Payables in relation to an acquisition of land use rights	$36,676,980	$-
Construction contractors	3,127,410	1,266,428

	$39,804,390	$1,266,428

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.  The payment is divided into several installments and the last installment is due in December 2011.  Unpaid balance bears no interest.  In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,445,820 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  The payment will be made in several installments and the last installment is due in November 2011.  An interest of 10% per annum is accrued for unpaid balance.  The Company capitalized the additional consideration in the costs land lots under development.

Note 8 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Unrecognized tax benefit (Note 10(2))	$4,985,303	$4,318,008
Utility deposits from customers	1,386,839	913,196
Contract and bidding deposits	-	906,561
Others	177,901	371,572

	$6,550,043	$6,509,337

Note 9 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of June 30, 2011 and December 31, 2010, the Company received $38,894,083 and $22,417,416 deposits from customers, respectively.

Note 10 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to June 30, 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiaries are subject to EIT with the tax rate 25% since January 1, 2008, except that deemed profit method is applied to Xingtai Zhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income tax expenses for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current
EIT expense	$-	$-
Unrecognized tax uncertainty benefit	561,225	727,899
LAT expense	350,836	1,002,912
Deferred tax (benefit) expense	(106,618)	104,779

	$805,443	$1,835,590

Income tax expenses for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current
EIT expense (benefit)	$-	$(981)
Unrecognized tax uncertainty benefit	561,225	679,677
LAT expense	316,838	962,021
Deferred tax (benefit) expense	(31,012)	8,604

	$847,051	$1,649,321

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

EIT at the PRC statutory rate of 25%	$474,440	$987,347
LAT expense	350,836	1,002,912
EIT benefit of LAT	(87,709)	(250,728)
Others	67,876	96,059

	$805,443	$1,835,590

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Unaudited)

Unrecognized tax benefit, as the beginning of the period or year	$4,318,008	$1,872,111
Increase due to government grant earned	561,225	2,323,422
Movement in current year due to foreign exchange rate fluctuation	106,070	122,475

Unrecognized tax benefit, as the end of the period or year	$4,985,303	$4,318,008

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of June 30, 2011 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are presented below.

	June 30, 2011	December 31, 2010
	(Unaudited)

Deferred tax assets
Operating loss carry forward	$1,009,472	$418,116
Excess of interest expense	542,372	188,576
Excess of advertising expense	69,863	49,229

Offsetting with deferred tax liabilities	(1,203,314)	(570,469)

Net deferred tax assets	$418,393	$85,452

Deferred tax liability
Revenue recognized based on percentage-of-completion	$6,939,063	$5,960,005
Offsetting with deferred tax assets	(1,203,314)	(570,469)

Net deferred tax liabilities	$5,735,749	$5,389,536

Note 11 – Other Taxes Payable

Other taxes payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$787,247	$2,905,065
LAT	1,729,950	31,663

	$2,517,197	$2,936,728

Note 12 – Financial Institution Loans

Financial institution loans as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$2,629,950	$2,571,162
Due December 8, 2012, at 7.79% per annum	7,735,149	7,562,237
Due March 8, 2013, at 7.79% per annum	3,403,465	3,327,384
Due March 8, 2013, at 7.79% per annum	4,331,683	4,234,852
	18,100,247	17,695,635

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)		-
Due March 3, 2012, at 10.24% per annum	1,547,030	-
Due June 3, 2012, at 9.635% per annum	4,641,089	-
Due September 3, 2012, at 9.635% per annum	2,011,139	-
	8,199,258

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2009 Loan”)
Due June 25, 2011, at 10.26% per annum	-	1,512,448
	-	1,512,448

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	2,320,544	-
	2,320,544	-

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)		-
Due December 5, 2012, at 10.58% per annum	10,365,099	-
Due December 6, 2012, at 10.58% per annum	2,011,139	-
	12,376,238	-

	$40,996,287	$19,208,083

The loans’ terms are between two to three years and are all denominated in RMB.

Credit Union 2009 Loan, Credit Union 2011 Loan, and Syndicated Loans are fixed interest loans.  ICBC 2010 Loans and ICBC 2011 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2010 Loans, ICBC 2011 Loans and Syndicated Loans.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interests, and have been included in the determination of respective loans’ effective interest rates.

As of June 30, 2011 and December 31, 2010, the Company’s financial institution loans balances were secured by the Company’s real estate held for development with carrying value of $81,746,663 and $22,595,270, respectively.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of June 30, 2011, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

Note 13 –Stockholders’ Equity

On March 1, 2011, the Company completed the first closing of the Offering on sales of 69,000 Units for a total of $1,380,000, each consisting of 4 shares of common stock, a three-year Series A Warrant and a three-year Series B Warrant to purchase 1 share of common stock of the Company at an exercise price of $6.25 per share and $7.50 per share, respectively, subject to possible standard anti-dilutive adjustments.

The Company received net proceeds from the issuance of the Units of $498,085 after payment of $881,915 of offering costs, which were charged to additional paid-in capital.

Note 14 – Revenue

The Company’s revenue recognized under different methods for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Percentage-of-Completion method
Kirin County	$10,613,958	$9,053,582
Full accrual method
Wancheng New World	-	782,604

	$10,613,958	$9,836,186

The Company’s revenue recognized under different methods for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Percentage-of-Completion method
Kirin County	$7,413,489	$6,260,737
Full accrual method
Wancheng New World	-	125,059

	$7,413,489	$6,385,796

Note 15 – Earnings per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants and Series B Warrants, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown as follows:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net income	$1,092,317	$2,113,799
Basic and diluted earnings per share	$0.06	$0.11
Basic and diluted weighted average shares outstanding	19,523,836	18,547,297

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net income	$1,403,414	$1,680,153
Basic and diluted earnings per share	$0.07	$0.09
Basic and diluted weighted average shares outstanding	20,000,000	18,547,297

Series A Warrants and Series B Warrants to acquire 138,000 shares of common stock were not included in the computation of diluted EPS because the effect would have been anti-dilutive. These warrants were still outstanding as of June 30, 2011.

Note 16 – Related Party Transactions and Balances

(1) Government grant escrowed by Business Investment

In 2008, a subsidiary of the Company, Xingtai Zhongding, was entitled to a government grant of $22,981,000.  Cash representing the grant has been transmitted to an escrow account held by Business Investment, a trust equity owner of Xingtai Zhongding, and was available for Xingtai Zhongding’s drawdown in accordance with the construction progress of Kirin County project.  For the six months ended June 30, 2011 and 2010, the Company was entitled to a drawdown of $2,244,899 and $2,911,596 earned government grant from Business Investment. As at June 30, 2011 and December 31, 2010, accumulated earned government grant of $19,941,213 and $16,844,938 was used to repay working capital provided by Jianfeng Guo, the controlling beneficiary owner of the Company (see below).

Jianfeng Guo, through various affiliate companies and individuals, provided working capital to and/or withdrew fund from the Company from time to time. At each quarter and year end, affiliate companies and individuals which have receivable balances from and/or payable balances to the Company on Jianfeng Guo’s behalf, reassigned their balances to Jianfeng Guo pursuant to existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company. As at June 30, 2011 and December 31, 2010, the Company had net payable balances to Jianfeng Guo of $537,488 and $3,840,111, respectively. These balances were unsecured, interest-free and did not have a specific repayment date.

Note 17 – Subsequent Events

On July 15, 2011, Kirin International Holding, Inc. completed the second closing of the Offering.  An aggregate of 100,004 Units were sold in the second closing of the Offering for gross proceeds of $2,000,080.  As a result of the second closing of the Offering, Kirin International Holding, Inc. issued an aggregate of 400,016 shares of its Shares and warrants to acquire an aggregate of 200,008 shares of common stock to the investors in the second closing of the Offering.

In connection with the initial and the second closing of the Offering, Kirin International Holding, Inc. issued warrants to acquire an aggregate of 54,082 shares of the company’s common stock (the “Agent Warrants”).  The Agent Warrants are exercisable for a period of five years from the original issuance date with an exercise price of $5.00 per share.  The exercise prices of the Agent Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We are a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting and Wancheng New World projects in Xingtai City. Our current projects include Kirin County, Kirin Bay and No.79 Courtyard, which call for the development of more than 7,000 homes over the next five years. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province, and begin additional projects in the next three to five years.

We focus on middle-income customers in tier-three cities and strive to offer affordable homes. We believe that we are able to keep up with growth due to: (i) our experience in developing real estate projects; (ii) our experienced management team; (iii) our expertise in conducting real estate sales; (iv) our reputation in the local markets we serve; and (v) our strong working relationship with local government.

Recent Developments

•
On March 1, 2011, we acquired all of the outstanding equity interests in Kirin China in exchange for shares of our common stock pursuant to a share exchange agreement between us, our former principal stockholder, Kirin China and the former principal shareholders of Kirin China (the “Share Exchange”).  As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary and the former shareholders of Kirin China became our controlling stockholders.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Kirin China is considered the acquirer for accounting and financial reporting purposes.  In connection with the Share Exchange, we spun out our prior operations to our former principal stockholder.  As a result of the Share Exchange, we are now a holding company, which, through certain contractual arrangements with the Operating Companies in the PRC, engages in the development and operation of real estate in the PRC.  On March 10, 2011, we changed our name to “Kirin International Holding, Inc.”

•
On March 1, 2011 we completed an initial closing of our offering (the “Offering”) of units (the “Units”), each Unit consisting of four shares of our common stock, a Series A warrant and a Series B warrant. An aggregate of 69,000 Units were sold in the first closing of the Offering for gross proceeds to the Company of $1,380,000.  The Company issued an aggregate of 276,000 shares of its common stock, Series A warrants to purchase an aggregate of 69,000 shares of its common stock and Series B warrants to purchase an aggregate of 69,000 shares of its common stock to the investors in the first closing. The exercise prices with respect to the Series A warrants and the Series B warrants are $6.25 and $7.50, respectively, subject to adjustment.

•
On July 15, 2011, we completed a second closing under the Offering pursuant to which we sold an aggregate of 100,004 Units for gross proceeds to the Company of $2,000,080.  The Company issued an aggregate of 400,016 shares of its common stock, Series A warrants to purchase an aggregate of 100,004 shares of its common stock and Series B warrants to purchase an aggregate of 100,004 shares of its common stock to the investors in the second closing. The exercise prices with respect to the Series A warrants and the Series B warrants are $6.25 and $7.50, respectively, subject to adjustment.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter ended by June 30, 2011.

•	Total sales were approximately $7.4 million for the quarter ended June 30, 2011, an increase of $1.0 million, or 16.1%, from $6.4 million for the same period last year.

•
Gross profit was $2.3 million for the quarter ended June 30, 2011 as compared to $2.1 million for the same period last year. Gross margin was 32% for the three months ended June 30, 2011 as compared to 32% for the same period last year.

•	Net income was $1.4 million for the quarter ended June 30, 2011, a decrease of $0.3 million, or approximately 16.5%, from $1.7 million for the same period of last year.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 9.0% in 2008, 9.1% in 2009 and 10.3% in 2010. China is expected to experience continued growth in all areas of investment and consumption. However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to decline and our revenue could decline.

Government Regulations. Our business and results of operations are subject to PRC government policies and regulations regarding the following:

•
Land Use Right — According to the Land Administration Law of the PRC and Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. We acquire land use rights from local governments and/or other entities for development of residential and commercial real estate projects.

•
Land Development — According to the Urban Real Estate Development and Operation Administration Regulation, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by the government of the Hebei Province, and the Real Estate Development Enterprise Qualification Administration Regulation, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate. We obtained such certificates and seek to ensure that each phase of our projects complies with our certificates.

•
Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, houses and the buildings in process of construction may be pledged and mortgaged. From time to time, we pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing.

•
Property Sales and Transfers — For each project we develop, pursuant to the Commodity Houses Sale Administration Regulation, effective of June 1, 2001, we are required to obtain permits before commencing sales or presales of such project. Local governments act on the region’s interests by helping private companies streamline such projects and often coordinating with regional housing developers to allow for preliminary presales while Pre-Sales Permits are being processed. For the Company, the local government in Xingtai has recognized the financial cost we assumed in administering the resident removal process and offered us permission to collect non-refundable deposits. This is a local practice enacted by the Xingtai local government to encourage project development. By collecting deposits from certain buyers, we can offer a contractually fixed price to our buyer and ensure them a preference in housing selection.  We may not obtain such approval in other cities if we expand beyond Xingtai.

Interest Rate and Inflation Challenges. We are subject to market risks due to fluctuations in interest rates and refinancing of mid-term debt. Higher interest rates may also affect our revenues, gross profits and our ability to raise and service debt and to finance our developments.

According to the National Bureau of Statistics of China, China’s national inflation rate was 5.0% in 2008, (0.7) % in 2009 and 3.3% in 2010. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially as of the date of this Report.

Acquisitions of Land Use Rights and Associated Costs. We acquire land for development through the governmental auction process and by obtaining land use rights from third parties through negotiation, acquisition of entities, co-development or other joint venture arrangements.

Our ability to secure sufficient financing for land use rights acquisitions and property development depends on internal cash flows in addition to lenders’ perceptions of our credit reliability, market conditions in the capital markets, investors’ perception of our securities, the PRC economy and the PRC government regulations that affect the availability and cost of financing real estate companies or property purchasers.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

	Three Months Ended June 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$7,413,489	100%	$6,385,796	100%
Cost of real estate sales	5,069,438	68%	4,320,213	68%
Gross profit	2,344,051	32%	2,065,583	32%
Selling expenses	647,241	9%	264,526	4%
Operating and administrative expenses	633,957	9%	252,643	4%
Income from operations	1,062,853	14%	1,548,414	24%
Government grant	2,002,085	27%	2,355,718	37%
Interest expense	(814,473)	-11%	(574,658)	-9%
Total other income	1,187,612	16%	1,781,060	28%
Income before income taxes expense	2,250,465	30%	3,329,474	52%
Income taxes expense	847,051	11%	1,649,321	26%
Net income	1,403,414	19%	1,680,153	26%

Our net income for the three months ended June 30, 2011 was $1,403,414, a decrease of 16.5% or $276,739, from $1,680,153 for the three months ended June 30, 2010.  This decrease was mainly due to an overall increase in operating expenses which include increases in advertising, staff salaries, and maintenances due to sales of Kirin County and the preparation of Kirin Bay and No.79 Courtyard. Kirin County contributed revenue of $7,413,489 for the three months ended June 30, 2011 and $6,260,737 for the same period in 2010.  Kirin County’s percentage-of-completion rose from 71.2% as of December 31, 2010 to 80.6% as of June 30, 2011compared with a rise of 12.5% during the same period in 2010.

Revenues and Gross Profit

	Three Months Ended June 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate, net	$7,413,489	100%	$6,385,796	100%
-Kirin County	7,413,489	100%	6,260,737	98%
-Wancheng New World	–	–	125,059	2%
Cost of real estate sales	5,069,438	68%	4,320,213	68%
-Kirin County	5,069,438	68%	4,269,883	67%
-Wancheng New World	–	–	50,330	1%
Gross profit	2,344,051	32%	2,065,583	32%
-Kirin County	2,344,051	32%	1,990,854	31%
-Wancheng New World	–	–	74,729	1%
Profit margin	32%		32%
-Kirin County	32%		32%
-Wancheng New World	–		60%

Under the percentage-of-completion method, the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point. The difference between these figures from different periods reflects the revenue generated during that time frame from the relevant project.

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs and construction costs.  Our costs of real estate sales for the three months ended June 30, 2011 were $5,069,438, an increase of $749,225, or approximately 17.3%, compared to $4,320,213 for the three months ended June 30, 2010.  Our total cost of real estate sales increased proportionally in relation to new contracts signed and slightly lower percentage-of-completion of our Kirin County project during the three months ended June 30, 2011.

Gross Profit.  Gross profit for the three months ended June 30, 2011 was $2,344,051, or 32%, compared to $2,065,583, or 32%, for the three months ended June 30, 2010.  This increase was due to increased sales prices for our homes.

The following tables set forth the aggregate Gross Floor Area (GFA) and the related revenues recognized by project for the three months ended June 30, 2011 and 2010:

		Percentage of completion for the Three Months ended June 30		Percentage of completion as of June 30		GFA Sold for the Three Months ended June 30,		GFA Sold as of June 30,
	Total GFA	2011	2010	2011	2010	2011	2010	2011	2010
	Sq. Meters	%	%	%	%	Sq. Meters	Sq. Meters	Sq. Meters	Sq. Meters
Kirin County	192,817	8.5%	10.2%	80.6%	44.5%	3,694	4,900	148,903	120,609
Wancheng New World	54,606	-	-	100%	100%	-	166	54,606	54,606
Total	247,423					3,694	5,066	203,509	175,215

	Value of Signed Contracts for the Three Months ended June 30,		Value of Signed Contracts as of June 30,		Revenue recognized for the Three Months ended June 30,
	2011	2010	2011	2010	2011		2010
Kirin County	$2,285,067	$2,960,538	$97,212,338	$62,753,266	$7,413,489	100%	$6,260,737	98%
Wancheng New World	-	123,337	28,998,255	28,185,323	-	-	125,059	2%
Total	2,285,067	3,083,875	126,210,593	90,938,589	7,413,489	100%	6,385,796	100%

The value of newly signed sales contracts totaled $2,285,067 for the three months ended June 30, 2011 compared to $3,083,875 for the three months ended June 30, 2010. Our total GFA sales were 3,694 square meters for Kirin County for the three months ended June 30, 2011 compared to 4,900 square meters for Kirin County and 166 square meters for Wancheng New World in the same period of 2010.  The value of newly signed sales contracts declined because there are fewer homes in our Kirin County project available for sale to our customers.  Kirin County’s percentage-of-completion was 8.5% for the three months ended June 30, 2011 which represents a slight decrease from 10.2% in the same 2010 period, mainly due to a shift in construction focus. For the three months ended June 30, 2011, we focused on the outside and inner decoration of our buildings, which required a greater amount of time than the construction of infrastructure which was our focus during the three months ended June 30, 2010.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011			2010
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$2,005,182	2,790	$719	$1,597,239	2,807	$569
-commercial	-	-	-	899,368	538	1,672
-garage	279,885	904	310	463,931	1,555	298
Wancheng New World
-residential	-	-	-	-	-	-
-commercial	-	-	-	123,337	166	743
Total	2,285,067	3,694	619	3,083,875	5,066	609

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses.  As a percentage of total revenue, operating expenses were 18% for the three months ended June 30, 2011 compared to 8% for the three months ended June 30, 2010. The increase was mainly due to increased marketing activities and higher staff expenses which resulted from new recruitment relating to No.79 Courtyard and Kirin Bay projects.  We expect our selling and marketing expenses to increase in the near future in connection with sales of our Kirin Bay and No.79 Courtyard projects.

	Three Months Ended June 30,
	2011		2010
		% of Expenses		% of Expenses
Operating expenses	$1,281,198	100%	$517,169	100%
Selling expenses	647,241	51%	264,526	51%
Advertising expense	288,123	22%	198,487	38%
Staff salaries	74,321	6%	39,247	8%
Office and Administrative expenses	284,797	22%	26,792	5%
General and administrative expenses	633,957	49%	252,643	49%
Staff salaries	198,432	15%	133,944	26%
Entertainment expense	56,352	4%	32,610	6%
Office and Administrative expenses	379,173	30%	86,089	17%

Advertising Expenses. Our advertising expenses increased from $198,487 for the three months ended June 30, 2010 to $288,123 for the three months ended June 30, 2011. Advertising expenses reflect payments made for the promotion of all our current projects including those projects from which we have not recognized revenue. The increase for the three months ended June 30, 2011 is a result of new efforts to promote our No.79 Courtyard and Kirin Bay projects, in addition to Kirin County.

Staff Salaries. Our total selling and administrative staff salaries increased from $173,191 for the three months ended June 30, 2010 to $272,753 for the three months ended June 30, 2011. This is mostly due to the growing number of staff members required in our No.79 Courtyard and Kirin Bay projects to fulfill increased workload. We expect further increases in staff salaries over the next several quarters as our projects proceed.

Office and Administrative Expenses.  Office and administrative expenses increased from $112,881 for the three months ended June 30, 2010 to $663,970 for the three months ended June 30, 2011. This increase resulted from new expenses incurred as a result of becoming a U.S. publicly reporting company. Such expenses include related legal and counseling expenditures.  In addition, expenditure increased in our office supplies, traveling, and communication costs.

Interest Expense.  Our interest expense was $814,473 for the three months ended June 30, 2011, an increase of $239,815, or 41.7%, from $574,658 for the three months ended June 30, 2010. The increase was mainly due to the addition of mid-term bank loans totaling $22,896,040 in 2011. We expect an elevated level of interest expenses associated with the development of new projects in the future.

Net Income.  Net income for the three months ended June 30, 2011 was $1,403,414 compared to $1,680,153 for the same period in 2010. This decrease was principally due to the decrease in the value of newly signed contracts and the increases in office and administrative expenses and advertising expenses.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Six Months Ended June 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$10,613,958	100%	$9,836,186	100%
Cost of real estate sales	7,316,444	69%	7,260,189	74%
Gross profit	3,297,514	31%	2,575,997	26%
Selling expenses	947,241	9%	360,716	4%
Operating and administrative expenses	1,257,938	12%	564,939	6%
Income from operations	1,092,335	10%	1,650,342	17%
Government grant	2,244,899	21%	2,911,596	30%
Interest expense	(1,439,474)	-14%	(612,549)	-6%
Total other income	805,425	8%	2,299,047	23%
Income before income taxes expense	1,897,760	18%	3,949,389	40%
Income taxes expense	805,443	8%	1,835,590	19%
Net income	1,092,317	10%	2,113,799	21%

Our net income for the six months ended June 30, 2011 was $1,092,317, a decrease of 48.3% or $1,021,482, from $2,113,799 for the six months ended June 30, 2010. This decrease was mainly due to an overall increase in operating expenses which incldes increases in advertising, staff salaries, and maintenances due to sales of Kirin County and the preparation of Kirin Bay and No.79 Courtyard. Kirin County contributed revenue of $10,613,958 for the six months ended June 30, 2011 and $9,053,582 for the same period in 2010. Kirin County’s percentage-of-completion rose from 71.2% as of December 31, 2010 to 80.6% as of June 30, 2011compared with a rise of 12.5% during the same period in 2010.

Revenues and Gross Profit

	Six Months Ended June 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate, net	$10,613,958	100%	$9,836,186	100%
-Kirin County	10,613,958	100%	9,053,582	92%
-Wancheng New World	-	-	782,604	8%
Cost of real estate sales	7,316,444	69%	7,260,189	74%
-Kirin County	7,316,444	69%	6,605,393	67%
-Wancheng New World	-	-	654,796	7%
Gross profit	3,297,514	31%	2,575,997	26%
-Kirin County	3,297,514	31%	2,448,189	25%
-Wancheng New World	-	-	127,808	1%
Profit margin	31%		26%
-Kirin County	31%		27%
-Wancheng New World	0%		16%

Under the percentage-of-completion method, the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point. The difference between these figures from different periods reflects the revenue generated during that time frame from the relevant project.

Cost of Real Estate Sales.  Our costs of real estate sales for the six months ended June 30, 2011 were $7,316,444, an increase of $56,255, or approximately 1%, compared to $7,260,189 for the six months ended June 30, 2010. There were no material differences in our real estate sales related costs between these periods.

Gross Profit.  Gross Profit for the six months ended June 30, 2011 was $3,297,514, an increase of $721,517, or approximately 28%, compared to $2,575,997 for the six months ended June 30, 2010. The gross profit increased from 26% for the six months ended June 30, 2010 to 31% for the six months ended June 30, 2011. The increase in gross margin was due to increased sale prices for our homes.

The following table sets forth the aggregate GFA and the related revenues recognized by project for the six months ended June 30, 2011:

		Percentage of completion for the Six Months ended June 30		Percentage of completion as of June 30		GFA Sold for the Six Months ended June 30,		GFA Sold as of June 30,
	Total GFA	2011	2010	2011	2010	2011	2010	2011	2010
	Sq. Meters	%	%	%	%	Sq. Meters	Sq. Meters	Sq. Meters	Sq. Meters
Kirin County	192,817	9.4%	12.5%	80.6%	44.5%	9,734	9,889	148,903	120,609
Wancheng New World	54,606	-	-	100%	100%		1,496	54,606	54,606
Total	247,423					9,734	11,385	203,509	175,215

	Value of Signed Contracts for the Six Months ended June 30,		Value of Signed Contracts as of June 30,		Revenue recognized for the Six Months ended June 30,
	2011	2010	2011	2010	2011		2010
Kirin County	$5,799,381	$5,669,333	$97,212,338	$62,753,266	$10,613,958	100%	$9,053,582	92%
Wancheng New World	-	855,526	28,998,255	28,185,323	-	-	782,604	8%
Total	5,799,381	6,524,859	126,210,593	90,938,589	10,613,958	100%	9,836,186	100%

Kirin County’s percentage-of-completion was 9.4% for the six months ended June 30, 2011 which represents a slight decrease from 12.5% in the same 2010 period, mainly due to a shift in construction focus. For the six months ended June 30, 2011, we focused on the outside and inner decoration of our buildings, which required a greater amount of time than the construction of infrastructure which was our focus during the six months ended June 30, 2010.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011			2010
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$4,930,489	7,069	$724	$4,250,242	7,766	$547
-commercial	-	-	-	998,841	568	1,759
-garage	868,892	2,928	297	420,250	1,555	270
Wancheng New World
-residential	-	-	-	555,983	1,098	506
-commercial	-	-	-	299,543	398	753
Total	5,799,381	9,997	596	6,524,859	11,385	573

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

The above table indicates an increasing trend in our housing prices that fits with the overall economic situation in China’s tier-three cities.

Operating Expenses. Operating expenses for the six months ended June 30, 2011 were $2,205,179, an increase of $1,279,524, or 138.2%, from $925,655 for the six months ended June 30, 2010. With the sales of Kirin County and preparation of Kirin Bay and No.79 Courtyard, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the first six months of 2011 compared with the first six months of 2010. As discussed above, we expect our selling and marketing expenses to increase in the near future in connection with sales of our Kirin Bay and No.79 Courtyard projects.

	Six Months Ended June 30,
	2011		2010
		% of Expenses		% of Expenses
Operating expenses	$2,205,179	100%	$925,655	100%
Selling expenses	947,241	43%	360,716	39%
Advertising expense	457,708	21%	257,191	28%
Staff salaries	167,242	8%	63,501	7%
Office and Administrative expenses	322,291	15%	40,024	4%
General and administrative expenses	1,257,938	57%	564,939	61%
Staff salaries	404,150	18%	256,728	28%
Entertainment expense	87,533	4%	86,526	9%
Office and Administrative expenses	766,255	35%	221,685	24%

Advertising Expenses. Our advertising expenses increased from $257,191 for the six months ended June 30, 2010 to $457,708 for the six months ended June 30, 2011. This reflects additional advertising expenses paid to promote the sale of our No.79 Courtyard and Kirin Bay projects, currently under construction. The advertising expenses have and are expected to further increase as we make sales in our No.79 Courtyard and Kirin Bay projects.

Staff Salaries. For the six months ended June 30, 2011 and June 30, 2010 our total selling and administrative staff expenses were $571,392 and $320,229 respectively. This is mostly due to the increasing staff hired for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and selling staff necessary for meeting satisfactory operation standards. The expenses are expected to continue increasing in the near future as sales and later phases of the No.79 Courtyard and Kirin Bay projects proceed.

Office and Administrative Expenses.  Office and administrative expenses increased from $261,709 to $1,088,546 for the six months ended June 30, 2010 and June 30, 2011. This is largely due to additional expenses such as office supplies costs, traveling, communication fees, and professional fees.

Interest Expense.  Our interest expense was $1,439,474 for the six months ended June 30, 2011, an increase of $826,925, or 135%, from $612,549 for the six months ended June 30, 2010. The increase was mainly due to the addition of new mid-term bank loans totaling $22,896,040 for the six months ended June 30, 2011. We expect there will be an elevated level of interest expenses associated with the development of new projects in the future.

Income Taxes.  Income taxes expenses for the six months ended June 30, 2011 totaled $805,443, a decrease of $1,030,147 or 56.1% from $1,835,590 the six months ended June 30, 2010. The decrease was mainly because land appreciation tax expenses decreased $652,076 compared to that for the six months ended June 30, 2010.

Net Income.  Net income for the six months ended June 30, 2011 was $1,092,317 (a net profit margin of 10%) compared to $2,113,799 (a net profit margin of 21%) in the six months ended June 30, 2010, a decrease of $1,021,482 or 48.3%. This decrease was principally due to the decrease in the value of newly signed contracts and the increases in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For Six Months Ended June 30,
	2011	2010
Net cash (used in)/provided by operating activities	$(18,609,751)	$3,425,962
Net cash used in investing activities	(57,990)	(82,411)
Cash flows provided by financing activities	18,225,801	9,550,578
Effect of exchange rate changes on cash and cash equivalent	132,870	107,152
Net (decrease)/increase in cash and cash equivalents	(309,070)	13,001,281
Cash and cash equivalents - beginning of period	6,233,301	6,807,095
Cash and cash equivalents - end of period	5,924,231	19,808,376

We had a balance of cash and cash equivalents of $5,924,231 for the six months ended June 30, 2011 compared to $19,808,376 for the period ended June 30, 2010. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $18,609,751 for the six months ended June 30, 2011, compared to net cash provided by operating activities of $3,425,962 for the six months ended June 30, 2010, a decrease of $22,035,713. The decrease in net cash provided in operating activities was primarily because 1) we sped up payment collection in the first half of 2011 leading to a $11,067,324 decrease of revenue in excess of billing for the six months ended June 30, 2011 compared to $3,522,874 increase for the six months ended June 30, 2010; 2) we paid for land use rights of our No.79 Courtyard Project and the land acquisition costs which resulted in a $70,012,211 increase in properties and land lots under development for the six months ended June 30, 2011 compared to a $7,562,343 decrease of such for the six months ended June 30, 2010; 3) we experienced a $38,013,953 increase in the construction payable for our three current projects for the six months ended June 30, 2011 compared to a $496,912 decrease of those projects being constructed during the six months ended June 30, 2010; 4) we had a $15,758,864 increase in customer deposits from our three projects for the six months ended June 30, 2011 compared to a $7,077,651 increase of those from the six months ended June 30, 2010; 5) there was a $6,688,169 decrease of prepayment for our three projects for the six months ended June 30, 2011 compared to a $410,599 increase of such for the six months ended June 30, 2010.

Investing Activities. Net cash used in investing activities was $57,990 for the six months ended June 30, 2011, compared to net cash of $82,411 used in investing activities for the six months ended June 30, 2010, represented a decrease of $24,421 or 29.6%. This is mainly due to less capital used for purchase of equipment during the six months ended June 30, 2011.

Financing Activities. Net cash provided for financing activities was $18,225,801 for the six months ended June 30, 2011, compared to $9,550,578 for the six months ended June 30, 2010. This was mainly from $22,601,700 which was calculated by the average exchange rate for the six months period increased in bank loans for the six months ended June 30, 2011 compared with 17,118,427 increased in bank loans during the six months ended June 30, 2010.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the period ended of June 30, 2011.

	Payments due by period
in thousands of US Dollars (based on exchange rate of 6.4640)		less than	1-3
	Total	1 year	years
Long-term bank loans	$40,966	$8,509	$32,457
Costs of land use rights	36,677	36,677	-
Non-cancellable construction contract obligations	102,084	66,025	36,059
Total	179,727	111,211	68,516

There can be no assurance that our internally generated cash flows and external financing will be sufficient to meet our contractual and financing obligations in a timely manner. We may acquire additional cash by raising funds through new borrowings, refinancing of existing borrowings, public or private sales of equity securities, or a combination of one or more of the above.

As of June 30, 2011, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements sums to approximately $102 million

Material Financial Obligations

Long-Term Bank Loans

As of the ended of June 30, 2011 our total loan balance was $40,966,287.

In April 2010, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $18,100,247 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is guaranteed with the Kirin County land use rights held by Xingtai Zhongding as collateral.

In January 20, 2011, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $15,934,406 with Xingtai Yejin Branch, Industrial and Commercial Bank of China with maximum terms ranging from 12 to 16 months in maximum. The loan is guaranteed with the No.79 Courtyard land use rights as collateral. As of June 30, 2011, $8,199,258 of the loan had been drawn.

In January 11, 2011, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $12,376,238 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 months maximum term. The loan is guaranteed with the No.79 Courtyard land use rights as collateral.

On June 19, 2011, the Company procured a bank loan in the amount of $2,320,544 from Xingtai Chengjiao Rural Credit Cooperative Union Association, and per the request of the lender, the Company asked three individuals (Mr. Guo Jianfeng, Chairman of the Board of Directors, Mr. Hu Longlin, Chief Executive Officer and a former Director) to borrow the said amount from the lender first and then transferred the loan to the Company.  The Company will use the loan and will born all the interests cost thereof. The loan was guaranteed by Hebei Zhongding.

Due to a Stockholder

Mr. Guo Jianfeng, the controlling beneficial owner of the Company, himself and through various affiliate companies and individuals, provided working capital to and withdrew funds from the Operating Companies in China occasionally.  The working capital provided by Mr. Guo Jianfeng was primarily used for paying off construction costs of real estate projects and the purchase of land use rights for future development.

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. Consequently, the Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction; (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). We will construct 1818 units in Kong Villagers or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend all the auction and bidding process and acquire the vacated land.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Recently Issued Accounting Pronouncements

In 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

Currently there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL) *

  * The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: August 15, 2011	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)