Form 10-Q
period 2011-09-30
Kirin International Holding, Inc.
filed 2011-11-14
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐    No    ☒

There were 20,400,016 shares of the Registrant’s common stock outstanding at November 14, 2011.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Current Report on Form 8-K dated March 1, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2011, and as amended by Amendment No. 1, Amendment No.2, Amendment No. 3, Amendment No.4 and Amendment No.5 to Current Report on Form 8-K/A, as filed with the Commission on April 28, 2011, June 10, 2011, July 25, 2011, August 26, 2011 and October 4, 2011, respectively, and as may be further amended by the Company from time to time. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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
SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

TABLE OF CONTENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Consolidated Financial Statements	F-5 to F-23

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,575,876	$6,233,301
Restricted cash	873,999	1,563,027
Accounts receivable	1,366,803	1,626,592
Revenue in excess of billings	8,107,500	22,395,290
Prepayments	8,232,175	2,161,176
Other receivables	4,441,538	3,324,533
Receivable from a trust equity owner	2,155,644	-
Due from related parties	986,035	-
Real estate properties and land lots under development	176,299,369	92,419,336
Property and equipment, net	309,382	230,475
Deferred tax assets	771,673	85,452
Total assets	$209,119,994	$130,039,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$32,266,604	$1,266,428
Income taxes payable	-	22,152
Other taxes payable	3,575,919	2,936,728
Due to a stockholder	-	3,840,111
Other payables and accrued liabilities	7,505,564	6,509,337
Customer deposits	42,887,810	22,417,416
Financial institution loans	41,394,608	19,208,083
Deferred tax liabilities	5,995,507	5,389,536
Total liabilities	133,626,012	61,589,791

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,400,016 and 18,547,297 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	2,040	1,855
Additional paid-in capital	36,343,960	33,964,995
Statutory reserve	407,537	407,537
Retained earnings	33,225,033	30,849,088
Accumulated other comprehensive income	5,515,412	3,225,916
Total stockholders’ equity	75,493,982	68,449,391
Total liabilities and stockholders’ equity	$209,119,994	$130,039,182

See notes to the consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$21,116,800	$19,708,958	$10,502,842	$9,872,772
Cost of real estate sales	15,411,163	14,090,638	8,094,719	6,830,449

Gross profit	5,705,637	5,618,320	2,408,123	3,042,323

Operating expenses
Selling expenses	1,620,589	903,765	673,348	543,049
General and administrative expenses	2,107,722	888,121	849,784	323,182
Total operating expenses	3,728,311	1,791,886	1,523,132	866,231

Income from operations	1,977,326	3,826,434	884,991	2,176,092

Other income (expense)
Government grant	4,380,565	6,346,595	2,135,666	3,434,999
Interest expense, net	(2,414,427)	(771,806)	(974,953)	(159,257)

Total other income	1,966,138	5,574,789	1,160,713	3,275,742

Income before income taxes expense	3,943,464	9,401,223	2,045,704	5,451,834

Income taxes expense	1,567,519	2,900,340	762,076	1,064,750

Net income	$2,375,945	$6,500,883	$1,283,628	$4,387,084

Other comprehensive income
Foreign currency translation adjustment	2,289,496	888,353	707,494	802,740

Comprehensive income	$4,665,441	$7,389,236	$1,991,122	$5,189,824

Basic and diluted earnings per share	$0.12	$0.35	$0.06	$0.24
Basic weighted average shares outstanding	19,798,131	18,547,297	20,334,796	18,547,297
Diluted weighted average shares outstanding	19,799,261	18,547,297	20,338,320	18,547,297

See notes to the consolidated financial statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,375,945	$6,500,883
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	58,596	39,478
Deferred tax (expense) benefit	(250,169)	853,494
Changes in operating assets and liabilities
Restricted cash	728,443	143,552
Accounts receivable	308,130	13,431
Revenue in excess of billings	14,781,807	(6,221,649)
Prepayments	(5,903,997)	1,501,616
Other receivables	(996,465)	(2,212,299)
Receivable from an equity owner	(2,121,116)	7,521,890
Real estate properties held for sale	-	593,979
Real estate properties and land lots under development	(79,553,387)	(43,367,394)
Accounts payable	30,462,753	2,435,869
Income taxes payable	(22,512)	(752,840)
Other taxes payable	534,162	(2,182,337)
Other payables and accrued liabilities	770,163	4,372,744
Customer deposits	19,418,923	7,058,875

Net cash used in operating activities	(19,408,724)	(23,700,708)

Cash flows from investing activities:
Purchases of equipment	(128,799)	(85,987)

Cash flows from financing activities:
Proceeds from financial institution loans	22,748,197	17,188,694
Repayment of a financial institution loan	(1,537,040)	-
Proceeds from common stock and warrants issued	3,380,080	-
Payment for common stock and warrants issuance costs	(1,000,931)	-
Proceeds from due to a stockholder	-	17,864,488
Repayments of due to a stockholder	(3,902,553)	-
Payment for due from related parties	(970,242)	-
Net cash provided by financing activities	18,717,511	35,053,182

Effect of exchange rate changes on cash and cash equivalents	162,587	315,966
Net increase (decrease) in cash and cash equivalents	(657,425)	11,582,453

Cash and cash equivalents - beginning of the period	6,233,301	6,807,095

Cash and cash equivalents - end of the period	$5,575,876	$18,389,548

Supplementary cash flow information
Cash paid for income tax	$81,035	$771,806
Cash paid for interest expense	$2,440,104	$790,392

See notes to the consolidated financial statements.

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

On July 15, 2011, the Company completed the second closing of the Offering.  An aggregate of 100,004 Units were sold in the second closing of the Offering for gross proceeds of $2,000,080.  As a result of the second closing of the Offering, the Company issued an aggregate of 400,016 shares of its Shares and warrants to acquire an aggregate of 200,008 shares of common stock to the investors in the second closing of the Offering.

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

Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the variable interest entities (“VIEs”). On December 22, 2010, a series of contractual arrangements (the “VIE Agreements”) were entered between Kirin Management and each of Operating Companies and their respective shareholders. As a result of the VIE Agreements, Kirin Management has the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs that could be significant to the VIEs.  Therefore Kirin Management is deemed to have a controlling financial interest in the VIEs, is considered the primary beneficiary of and consolidates with the VIEs.

The VIE Agreements are summarized below:

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

The above mentioned agreements do not have a term therefore according to PRC Contract Law is agreement with unlimited term. These agreements also provided that except for the execution of mutual written agreement providing the termination, a party cannot terminate the unilaterally. Therefore, the agreement shall be regarded as bindingly and effective with a unlimited term before parties sign new agreements to terminate. These agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the VIE Agreements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, these VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Hebei Zhongding or Xingtai Zhongding or their respective stockholders fail to perform their obligations under the VIE Agreements, the Company may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that the Company may be unable to obtain these remedies. Therefore the VIE Agreements may not be as effective in providing control over Hebei Zhongding and Xingtai Zhongding as direct ownership. Because the Company relies on Hebei Zhongding and Xingtai Zhongding for revenue, any termination of or disruption to these VIE Agreements could detrimentally affect the business of the Company.

The Company’s revenues are earned by Kirin Management. However, PRC regulations restrict the ability of the PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by the PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Kirin Management is also required under PRC laws and regulations to allocate at least 10% of the annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital. Kirin Management has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Although the statutory reserves can be used to, among other things, increase the registered capital and eliminate future losses in excess of retained earnings of Kirin Management, these reserves are not distributable as cash dividends. These statutory reserves may only be applied to the development of Kirin Management; consequently funds distributable up the corporate structure made available by Kirin Management may be limited. Kirin Management have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Since the statutory reserves and the staff welfare and bonus funds cannot be distributed to the shareholder except in the event of liquidation, allocation of the statutory reserves and the staff welfare and bonus funds will limit the funds available to Kirin Management that are distributable up the corporate chain.

In addition, the PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Summary information regarding consolidated VIEs is as follows:

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$3,822,899	$6,233,301
Restricted cash	873,999	1,563,027
Accounts receivable	1,366,803	1,626,592
Revenue in excess of billings	8,107,500	22,395,290
Prepayments	8,232,174	2,161,176
Other receivables	4,150,632	3,324,533
Receivable from a trust equity owner	2,155,644	-
Due from related parties	986,035
Real estate properties and land lots under development	176,299,369	92,419,336
Property and equipment, net	309,382	230,475
Deferred tax assets	771,673	85,452
Total assets	$207,076,110	$130,039,182

LIABILITIES

Accounts payable	$32,266,604	$1,266,428
Income taxes payable	-	22,152
Other taxes payable	3,575,919	2,936,728
Due to a stockholder	-	3,840,111
Other payables and accrued liabilities	7,505,564	6,509,337
Customer deposits	42,887,810	22,417,416
Financial institution loans	41,394,608	19,208,083
Deferred tax liabilities	5,995,507	5,389,536
Total liabilities	$133,626,012	$61,589,791

All of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the three months ended September 30, 2011 and 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $10,503,000 and $9,873,000, respectively, cost of sales of approximately $8,095,000 and $6,830,000, respectively, operating expenses of approximately $1,378,000 and $866,000, respectively, and net income of approximately $1,413,000 and $4,387,000, respectively.

For the nine months ended September 30, 2011 and 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $21,117,000 and $19,709,000, respectively, cost of sales of approximately $15,411,000 and $14,091,000, respectively, operating expenses of approximately $3,307,000 and $1,792,000, respectively, and net income of approximately $2,711,000 and $6,501,000, respectively.

Nature of operations

The Company is engaged in the development and sales of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, China.

Change in reporting entity and basis of presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 8-K/A filed on October 4, 2011.

The consolidated financial statements include the financial statements of the Company and its subsidiaries and VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

The reverse acquisition described in “Organization” was treated as recapitalization of the Company. As such, Kirin China is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Kirin China had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

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

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Reporting Currency and Foreign Currency Translation

The Company’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiary and VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s subsidiary and VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

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

Except for the down payment, the rest of contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until application for mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers (see “Restricted cash”).  Such guarantees expire when customers have obtained House Ownership Certificate of their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

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

During the year ended December 31, 2008, Xingtai Zhongding was entitled to a government grant of approximately $22,981,000 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility. The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount. For the nine months ended September 30, 2011 and 2010, the Company recognized $4,380,565 and $6,346,595 grant income. For the three months ended September 30, 2011 and 2010, the Company recognized $2,135,666 and $3,434,999 grant income. The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Jianfeng Guo, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient. Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines. The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company. As at September 30, 2011, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under construction. No interest costs were capitalized for the nine months ended September 30, 2011 and 2010.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $873,999 and $1,563,027 as of September 30, 2011 and December 31, 2010, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

Subsidiaries and VIEs of the Company located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the nine months ended September 30, 2011 and 2010 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the nine months ended September 30, 2011 and 2010, the Company recorded an advertising expense of $842,553 and $318,509, respectively.  For the three months ended September 30, 2011 and 2010, the Company recorded an advertising expense of $384,845 and $61,318, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at September 30, 2011 and December 31, 2010, the Company retained $288,630 and $169,500 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the nine months ended September 30, 2011 and 2010, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense. No impairment of completed lots or land was recognized for the nine months ended September 30, 2011 and 2010.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”, which is not expected to have no impact on the consolidated financial statements upon adoption.

Note 2 –	Accounts Receivable

	September 30, 2011	December 31, 2010
	(Unaudited)

Receivable from sales of condominium units	$484,239	$567,879
Receivable from sales of land use rights	882,564	1,058,713

	$1,366,803	$1,626,592

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

Note 4 –	Prepayments

Prepayments consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Advances to suppliers and contractors	$2,280,407	$587,685
Financing service fees charged as prepaid interests	898,854	1,109,642
Prepaid stock subscription	3,124,121	-
Excessive business tax and LAT liabilities	1,928,793	463,849

	$8,232,175	$2,161,176

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

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid $3,124,121 (RMB20,000,000) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 12), and is subject to the approval by China banking regulatory agencies.

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

Note 5 –	Other Receivables

The components of other receivables were as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Working capital borrowed by contractors	$1,362,841	$1,503,503
Working capital borrowed by Kong Village Relocation Program (Note 6)	2,186,885	1,512,447
Others	891,812	308,583

	$4,441,538	$3,324,533

Working capital borrowings by contractors and Kong Village Relocation Program are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at September 30, 2011 and December 31, 2010.

Note 6 –	Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Kirin County
Costs of land use rights	$10,406,470	$9,810,506
Other development costs	8,013,491	9,035,334
No. 79 Courtyard
Costs of land use rights	91,608,048	58,449,748
Other development costs	4,949,560	2,398,952
Kirin Bay
Costs of land use rights	55,455,578	12,724,796
Other development costs	5,866,222	-

	$176,299,369	$92,419,336

As at September 30, 2011, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

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

Note 7 –	Accounts Payable

	September 30, 2011	December 31, 2010
	(Unaudited)

Payables in relation to acquisitions of land use rights	$30,235,767	$-
Construction contractors	2,030,837	1,266,428

	$32,266,604	$1,266,428

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

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  The payment will be made in several installments and the last installment is due in November 2011.  An interest of 10% per annum is accrued for unpaid balance.  The Company capitalized the additional consideration in the costs land lots under development.

Note 8 –	Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Unrecognized tax benefit (Note 10(2))	$5,572,651	$4,318,008
Utility deposits from customers	1,748,965	913,196
Contract and bidding deposits	-	906,561
Others	183,948	371,572

	$7,505,564	$6,509,337

Note 9 –	Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of September 30, 2011 and December 31, 2010, the Company received $42,887,810 and $22,417,416 deposits from customers, respectively.

Note 10 –	Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to September 30, 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiary and VIEs in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiary and VIEs are subject to EIT with the tax rate 25% since January 1, 2008, except that deemed profit method is applied to Xingtai Zhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income tax expenses for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current
EIT expense	$-	$217,837
Unrecognized tax uncertainty benefit	1,095,141	1,469,119
LAT expense	722,547	359,890
Deferred tax (benefit) expense	(250,169)	853,494

	$1,567,519	$2,900,340

Income tax expenses for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current
EIT expense	$-	$217,837
Unrecognized tax uncertainty benefit	533,916	741,220
LAT expense	371,711	(643,022)
Deferred tax (benefit) expense	(143,551)	748,715

	$762,076	$1,064,750

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

EIT at the PRC statutory rate of 25%	$985,866	$2,350,306
LAT expense	722,547	359,890
EIT benefit of LAT	(180,637)	(89,972)
Others	39,743	280,116

	$1,567,519	$2,900,340

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	(Unaudited)

Unrecognized tax benefit, as the beginning of the period or year	$4,318,008	$1,872,111
Increase due to government grant earned	1,095,141	2,323,422
Movement in current year due to foreign exchange rate fluctuation	159,502	122,475

Unrecognized tax benefit, as the end of the period or year	$5,572,651	$4,318,008

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of September 30, 2011 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2006 to 2010 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are presented below.

	September 30, 2011	December 31, 2010
	(Unaudited)

Deferred tax assets
Operating loss carry forward	$1,469,929	$418,116
Excess of interest expense	774,937	188,576
Excess of advertising expense	60,990	49,229

Offsetting with deferred tax liabilities	(1,534,183)	(570,469)

Net deferred tax assets	$771,673	$85,452

Deferred tax liability
Revenue recognized based on percentage-of-completion	$7,529,690	$5,960,005
Offsetting with deferred tax assets	(1,534,183)	(570,469)

Net deferred tax liabilities	$5,995,507	$5,389,536

Note 11 –	Other Taxes Payable

Other taxes payable consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$1,292,431	$2,905,065
LAT	2,283,488	31,663

	$3,575,919	$2,936,728

Note 12 –	Financial Institution Loans

Financial institution loans as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$2,655,503	$2,571,162
Due December 8, 2012, at 7.79% per annum	7,810,303	7,562,237
Due March 8, 2013, at 7.79% per annum	3,436,533	3,327,384
Due March 8, 2013, at 7.79% per annum	4,373,770	4,234,852
	18,276,109	17,695,635

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)		-
Due March 3, 2012, at 10.24% per annum	1,562,061	-
Due June 3, 2012, at 9.635% per annum	4,686,182	-
Due September 3, 2012, at 9.635% per annum	2,030,679	-
	8,278,922

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2009 Loan”)
Due June 25, 2011, at 10.26% per annum	-	1,512,448
	-	1,512,448

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	2,343,091	-
		-

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)		-
Due December 5, 2012, at 10.58% per annum	10,465,807	-
Due December 6, 2012, at 10.58% per annum	2,030,679	-
	12,496,486	-

	$41,394,608	$19,208,083

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

As of September 30, 2011 and December 31, 2010, the Company’s financial institution loans balances were secured by the Company’s real estate held for development with carrying value of $68,092,735 and $22,595,270, respectively.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of September 30, 2011, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

Note 13 –	Stockholders’ Equity

On March 1, 2011, the Company completed the first closing of the Offering on sales of 69,000 Units for a total of $1,380,000, each consisting of 4 shares of common stock, a three-year Series A Warrant and a three-year Series B Warrant to purchase 1 share of common stock of the Company at an exercise price of $6.25 per share and $7.50 per share, respectively, subject to possible standard anti-dilutive adjustments.The Company received net proceeds from the issuance of the Units of $498,085 after payment of $881,915 of offering costs, which were charged to additional paid-in capital.

On July 15, 2011, the Company completed the second closing of the Offering.  An aggregate of 100,004 Units were sold in the second closing of the Offering for gross proceeds of $2,000,080.  As a result of the second closing of the Offering, Kirin International Holding, Inc. issued an aggregate of 400,016 shares of its Shares and warrants to acquire an aggregate of 200,008 shares of common stock to the investors in the second closing of the Offering.The Company received net proceeds from the issuance of the Units of $1,553,556 after payment of $446,524 of offering costs, which were charged to additional paid-in capital.

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

Note 14 –	Revenue

The Company’s revenue recognized under different methods for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Percentage-of-Completion method
Kirin County	$21,116,800	$18,781,699
Full accrual method
Wancheng New World	-	927,259

	$21,116,800	$19,708,958

The Company’s revenue recognized under different methods for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Percentage-of-Completion method
Kirin County	$10,502,842	$9,728,117
Full accrual method
Wancheng New World	-	144,655

	$10,502,842	$9,872,772

Note 15 –	Earnings per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants and Agent Warrants, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown as follows:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net income	$2,375,945	$6,500,883
Basic earnings per share	$0.12	$0.35
Basic weighted average shares outstanding	19,798,131	18,547,297
Diluted earnings per share	$0.12	$0.35
Diluted weighted average shares outstanding	19,799,261	18,547,297

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net income	$1,283,628	$4,387,084
Basic earnings per share	$0.06	$0.24
Basic weighted average shares outstanding	20,334,796	18,547,297
Diluted earnings per share	$0.06	$0.24
Diluted weighted average shares outstanding	20,338,320	18,547,297

Series A Warrants and Series B Warrants to acquire 138,000 shares of common stock were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Agent Warrants to acquire 54,082 shares of common stock had a dilutive effect for the nine and three months ended September 30, 2011, and incremental shares of 1,130 shares and 3,524 shares had been included in the calculation of diluted weighted average shares outstanding for the nine and three months ended September 30, 2011, respectively.  These warrants were still outstanding as of September30, 2011.

Note 16 –	Related Party Transactions and Balances

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant of $22,981,000.  Cash representing the grant has been transmitted to an escrow account held by Business Investment, a trust equity owner of Xingtai Zhongding, and was available for Xingtai Zhongding’s drawdown in accordance with the construction progress of Kirin County project.  For the nine months ended September 30, 2011 and 2010, the Company was entitled to a drawdown of $4,380,565 and $6,346,595 earned government grant from Business Investment. As at September30, 2011 and December 31, 2010, accumulated earned government grant of $19,941,213 and $16,844,938 was used to repay working capital provided by Jianfeng Guo, the controlling beneficiary owner of the Company (see below), and $2,155,644 and $nil was available for future drawdown.

Jianfeng Guo, through various affiliate companies and individuals, provided working capital to and/or withdrew fund from the Company from time to time. At each quarter and year end, affiliate companies and individuals which have receivable balances from and/or payable balances to the Company on Jianfeng Guo’s behalf, reassigned their balances to Jianfeng Guo pursuant to existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company. As at September 30, 2011,the Company had receivables from related parties of $986,035, representing balances not assigned to Jianfeng Guo.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.

Note1 7 –	Subsequent Events

Management has considered all events occurring through the date of consolidated financial statements have been issued, and has determined that there are no such events that are material to the consolidated financial statements, or all such material events have been fully disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

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

•
The Offering expired on September 30, 2011.  During the Offering period the Company sold an aggregate of 169,004 Units for gross proceeds to the Company of $3,380,080.  The Company issued an aggregate of 676,016 shares of its common stock, Series A warrants to purchase an aggregate of 169,004 shares of its common stock and Series B warrants to purchase an aggregate of 169,004 shares of its common stock to the investors in the Offering. The exercise prices with respect to the Series A warrants and the Series B warrants are $6.25 and $7.50, respectively, subject to adjustment.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter ended by September 30, 2011.

•	Total sales were approximately $10.5 million for the quarter ended September 30, 2011, an increase of $0.6 million, or 6.4%, from $9.9 million for the same period last year.
•
Gross profit was $2.4 million for the quarter ended September 30, 2011 as compared to $3.0 million for the same period last year. Gross margin was 22.9% for the quarter ended September 30, 2011 as compared to 30.8% for the same period last year.

•	Net income was $1.3 million for the quarter ended September 30, 2011, a decrease of $3.1 million, or approximately 70.7%, from $4.4 million for the same period of last year.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

	Three Months Ended September 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$10,502,842	100%	$9,872,772	100%
Cost of real estate sales	8,094,719	77%	6,830,449	69%
Gross profit	2,408,123	23%	3,042,323	31%
Selling expenses	673,348	6%	543,049	6%
Operating and administrative expenses	849,784	8%	323,182	3%
Income from operations	884,991	8%	2,176,092	22%
Government grant	2,135,666	20%	3,434,999	35%
Interest expense	(974,953)	-9%	(159,257)	-2%
Total other income	1,160,713	11%	3,275,742	33%
Income before income taxes expense	2,045,704	19%	5,451,834	55%
Income taxes expense	762,076	7%	1,064,750	11%
Net income	1,283,628	12%	4,387,084	44%

Our net income for the three months ended September 30, 2011 was $1,283,628, a decrease of 70.7% or $3,103,456, from $4,387,084 for the three months ended September 30, 2010.  This decrease was mainly due to an overall increase in operating expenses, interest expense, and decline in gross margin. Kirin County contributed revenue of $10,502,842 for the three months ended September 30, 2011 and $9,728,117 for the same period in 2010.  Kirin County’s percentage-of-completion rose from 71.2% as of December 31, 2010 to 89.2% as of September 30, 2011 compared with an increase of 26.2% during the same period in 2010.

Revenues and Gross Profit

	Three Months Ended September 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate, net	$10,502,842	100%	$9,872,772	100%
-Kirin County	10,502,842	100%	9,728,117	99%
-Wancheng New World	-	-	144,655	1%
Cost of real estate sales	8,094,719	77%	6,830,449	69%
-Kirin County	8,094,719	77%	6,751,351	68%
-Wancheng New World	-	-	79,098	1%
Gross profit	2,408,123	23%	3,042,323	31%
-Kirin County	2,408,123	23%	2,976,766	30%
-Wancheng New World	-	-	65,557	1%
Profit margin	23%		31%
-Kirin County	23%		31%
-Wancheng New World	0%		45%

Under the percentage-of-completion method, the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point. The difference between these figures from different periods reflects the revenue generated during that time frame from the relevant project.

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the three months ended September 30, 2011 were $8,094,719, an increase of $1,264,270, or approximately 18.5%, compared to $6,830,449 for the three months ended September 30, 2010.  Our total cost of real estate sales increased proportionally in relation to new contracts signed and percentage-of-completion of our Kirin County project during the three months ended September 30, 2011.

Gross Profit.  Gross profit for the three months ended September 30, 2011 was $2,408,123, or 23%, compared to $3,042,323, or 31%, for the three months ended September 30, 2010.  Commercial units generate higher profits than residential units. We derived more profit from sales and construction of residential units in the three month ended September 2011, which led to a decrease of gross profit.

The following tables set forth the aggregate Gross Floor Area (GFA) and the related revenue recognized by project for the three months ended September 30, 2011 and 2010:

		Percentage of completion for the Three Months ended September 30		Percentage of completion as of September 30		GFA Sold for the Three Months ended September 30,		GFA Sold as of September 30,
	Total GFA	2011	2010	2011	2010	2011	2010	2011	2010
	Sq. Meters	%	%	%	%	Sq. Meters	Sq. Meters	Sq. Meters	Sq. Meters
Kirin County	192,817	8.6%	13.7%	89.2%	58.2%	8,121	4,439	157,024	125,047
Wancheng New World	54,829	-	-	100%	100%	-	223	54,829	54,829
Total	247,646	8.6%	13.7%			8,121	4,662	211,853	179,876

	Value of Signed Contracts for the Three Months ended September 30,		Value of Signed Contracts as of September 30,		Revenue recognized for the Three Months ended September 30,
	2011	2010	2011	2010	2011			2010
Kirin County	$5,022,957	$5,880,281	$102,235,295	$68,633,547	$10,502,842	100%	%	$9,728,117	99%
Wancheng New World	-	142,672	28,998,255	28,330,277	-	-		144,655	1%
Total	5,022,957	6,022,953	131,233,550	96,963,824	10,502,842	100%	%	9,872,772	100%

The value of newly signed sales contracts totaled $5,022,957 for the three months ended September 30, 2011 compared to $6,022,953 for the three months ended September 30, 2010. Our GFA sales were 8,121 square meters for Kirin County for the three months ended September 30, 2011 compared to 4,439 square meters for Kirin County and 223 square meters for Wancheng New World in the same period of 2010.  The value of newly signed sales contracts declined because there are fewer homes in our Kirin County project available for sale to our customers.  Kirin County’s percentage-of-completion was 8.6% for the three months ended September 30, 2011 which represents a decrease from 13.7% in the same 2010 period, mainly due to the construction has shifted to exterior decoration, which is time consuming and yields lower percentage-of-completion in a specific period of time.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$4,595,952	6,776	$678	$466,150	741	$629
-commercial	-	-	-	5,379,872	3,594	1,497
-garage	427,005	1,345	317	34,259	104	329
Wancheng New World
-residential	-	-	-	-	-	-
-commercial	-	-	-	142,672	223	640
Total	5,022,957	8,121	619	6,022,953	4,662	1,292

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses.  As a percentage of total revenue, operating expenses were 14% for the three months ended September 30, 2011 compared to 9% for the three months ended September 30, 2010. The increase was mainly due to increased marketing activities and higher staff expenses which resulted from new recruitment relating to presale and the preparation for the construction of No.79 Courtyard and Kirin Bay projects.  We expect our selling and marketing expenses to increase in the near future in connection with our Kirin Bay and No.79 Courtyard projects.

	Three Months Ended September 30,
	2011		2010
		% of Expenses		% of Expenses
Operating expenses	$1,523,132	100%	$866,231	100%
Selling expenses	673,348	44%	543,049	63%
Advertising expense	384,845	25%	61,318	7%
Staff salaries	144,947	10%	47,826	6%
Office and Administrative expenses	143,556	9%	433,905	50%
General and administrative expenses	849,784	56%	323,182	37%
Staff salaries	239,469	16%	95,358	11%
Entertainment expense	58,894	4%	30,583	4%
Office and administrative expenses	551,421	36%	197,241	23%

Advertising Expenses. Our advertising expenses increased from $61,318 for the three months ended September 30, 2010 to $384,845 for the three months ended September 30, 2011. Advertising expenses reflect payments made for the promotion of all our current projects including those projects from which we have not recognized revenue. The increase for the three months ended September 30, 2011 is a result of new efforts to promote our No.79 Courtyard and Kirin Bay projects, in addition to Kirin County.

Staff Salaries. Our total selling and administrative staff salaries increased from $143,184 for the three months ended September 30, 2010 to $384,416 for the three months ended September 30, 2011. This is mostly due to the growing number of staff members required in our No.79 Courtyard and Kirin Bay projects to fulfill increased workload. We expect further increases in staff salaries over the next several quarters as our projects proceed.

Office and Administrative Expenses.  Office and administrative expenses increased from $631,146 for the three months ended September 30, 2010 to $694,977 for the three months ended September 30, 2011. This increase resulted from new expenses incurred as a result of becoming a U.S. publicly reporting company. Such expenses include related legal and counseling expenditures.  In addition, expenditure increased in our office supplies, traveling, and communication costs.

Interest Expense.  Our interest expense was $974,953 for the three months ended September 30, 2011, an increase of $815,696, or 512%, from $159,257 for the three months ended September 30, 2010. The increase was mainly due to the addition of mid-term bank loans totaling $22.2 million in the nine months ended September 30, 2011. We expect an elevated level of interest expenses associated with the development of new projects in the future.

Net Income.  Net income for the three months ended September 30, 2011 was $1,283,628 compared to $4,387,084 for the same period in 2010. This decrease was principally due to the shift in construction to more time consuming exterior decoration of Kirin County project, combined with the increase in office and administrative expenses, advertising expenses and interest expense.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Nine Months Ended September 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$21,116,800	100%	$19,708,958	100%
Cost of real estate sales	15,411,163	73%	14,090,638	71%
Gross profit	5,705,637	27%	5,618,320	29%
Selling expenses	1,620,589	8%	903,765	5%
Operating and administrative expenses	2,107,722	10%	888,121	5%
Income from operations	1,977,326	9%	3,826,434	19%
Government grant	4,380,565	21%	6,346,595	32%
Interest expense	(2,414,427)	-11%	(771,806)	-4%
Total other income	1,966,138	9%	5,574,789	28%
Income before income taxes expense	3,943,464	19%	9,401,223	48%
Income taxes expense	1,567,519	7%	2,900,340	15%
Net income	2,375,945	11%	6,500,883	33%

Our net income for the nine months ended September 30, 2011 was $2,375,945, a decrease of 63.5% or $4,124,938, from $6,500,883 for the nine months ended September 30, 2010. This decrease was mainly due to an overall increase in operating expenses which includes increases in advertising, staff salaries, and maintenances due to sales of Kirin County and the preparation of Kirin Bay and No.79 Courtyard. Kirin County contributed revenue of $21,116,800 for the nine months ended September 30, 2011 and $18,781,699 for the same period in 2010. Kirin County’s percentage-of-completion rose from 71.2% as of December 31, 2010 to 89.2% as of September 30, 2011compared with a rise of 26.2% during the same period in 2010.

Revenues and Gross Profit

	Nine Months Ended September 30,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate, net	$21,116,800	100%	$19,708,958	100%
-Kirin County	21,116,800	100%	18,781,699	95%
-Wancheng New World	-	-	927,259	5%
Cost of real estate sales	15,411,163	73%	14,090,638	71%
-Kirin County	15,411,163	73%	13,356,744	68%
-Wancheng New World	-	-	733,894	3%
Gross profit	5,705,637	27%	5,618,320	29%
-Kirin County	5,705,637	27%	5,424,955	28%
-Wancheng New World	-	-	193,365	1%
Profit margin	27%		29%
-Kirin County	27%		29%
-Wancheng New World	-		21%

Under the percentage-of-completion method, the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point. The difference between these figures from different periods reflects the revenue generated during that time frame from the relevant project.

Cost of Real Estate Sales.  Our costs of real estate sales for the nine months ended September 30, 2011 were $15,411,163, an increase of $1,320,525, or 9.4%, compared to $14,090,638 for the nine months ended September 30, 2010.

Gross Profit.  Gross Profit for the nine months ended September 30, 2011 was $5,705,637, an increase of $87,317, or 1.6%, compared to $5,618,320 for the nine months ended September 30, 2010. The gross margin rate slightly decreased from 29% for the nine months ended September 30, 2010 to 27% for the nine months ended September 30, 2011.

The following table sets forth the aggregate GFA and the related revenues recognized by project for the nine months ended September 30, 2011:

		Percentage of completion for the Nine Months ended September 30		Percentage of completion as of September 30		GFA Sold for the Nine Months ended September 30,		GFA Sold as of September 30,
	Total GFA	2011	2010	2011	2010	2011	2010	2011	2010
	Sq. Meters	%	%	%	%	Sq. Meters	Sq. Meters	Sq. Meters	Sq. Meters
Kirin County	192,817	18.0%	26.2%	89.2%	58.2%	17,855	14,327	157,024	125,047
Wancheng New World	54,829	-	-	100%	100%	-	1,718	54,829	54.829
Total	247,646					17,855	16,045	211,853	179,876

	Value of Signed Contracts for the Nine Months ended September 30,		Value of Signed Contracts as of September 30,		Revenue recognized for the Nine Months ended September 30,
	2011	2010	2011	2010	2011		2010
Kirin County	$10,822,338	$11,549,613	$102,235,295	$68,633,547	$21,116,800	100%	$18,781,699	95%
Wancheng New World		1,000,481	28,998,255	28,330,277	-	-	927,259	5%
Total	10,822,238	12,550,094	131,233,550	96,963,824	21,116,800	100%	19,708,958	100%

Kirin County achieved 18.0% percentage-of-completion in the nine months ended September 30, 2011.  The percentage-of-completion achieved in the same 2010 period was 26.2%.  The decrease was mainly due to a shift in construction focus. For the nine months ended September 30, 2011, we focused on the outside and inner decoration of our buildings, which required a greater amount of time than the construction of infrastructure which was our focus during the nine months ended September 30, 2010.

The following table sets forth the square meters sold and average selling price per square meter by each project on a consolidated basis for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$9,526,441	13,582	$701	$4,716,392	8,507	$554
-commercial	-	-	-	6,378,713	4,161	1,533
-garage	1,295,897	4,273	303	454,509	1,659	274
Wancheng New World
-residential	-	-	-	558,265	1,098	508
-commercial	-	-	-	442,215	620	713
Total	10,822,338	17,855	606	12,550,094	16,045	782

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

The above table indicates an increasing trend in our housing prices that fits with the overall economic situation in China’s tier-three cities.

Operating Expenses. Operating expenses for the nine months ended September 30, 2011 were $3,728,311, an increase of $1,936,425, or 108.1%, from $1,791,886 for the nine months ended September 30, 2010. With the sales of Kirin County and preparation of Kirin Bay and No.79 Courtyard, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the first nine months of 2011 compared with the first nine months of 2010. As discussed before, we expect our selling and marketing expenses to increase in the near future in connection with sale and construction of our Kirin Bay and No.79 Courtyard projects.

	Nine Months Ended September 30,
	2011		2010
		% of Expenses		% of Expenses
Operating expenses	$3,728,311	100%	$1,791,886	100%
Selling expenses	1,620,589	43%	903,765	50%
Advertising expense	842,553	23%	318,509	18%
Staff salaries	312,189	8%	111,327	6%
Office and Administrative expenses	465,847	12%	473,929	26%
General and administrative expenses	2,107,722	57%	888,121	50%
Staff salaries	643,619	17%	352,086	20%
Entertainment expense	146,427	4%	117,109	7%
Office and Administrative expenses	1,317,676	35%	418,926	23%

Advertising Expenses. Our advertising expenses increased from $318,509 for the nine months ended September 30, 2010 to $842,553 for the nine months ended September 30, 2011. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard and Kirin Bay projects, currently in preliminary construction stage. The advertising expenses are expected to further increase as we advance our No.79 Courtyard and Kirin Bay projects.

Staff Salaries. For the nine months ended September 30, 2011 and September 30, 2010 our total selling and administrative staff expenses were $955,808 and $463,413 respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and selling staff necessary for meeting satisfactory operation standards. The expenses are expected to continue increasing in the near future as sales and later phases of the No.79 Courtyard and Kirin Bay projects proceed.

Office and Administrative Expenses.  Office and administrative expenses increased from $892,855 to $1,783,523 for the nine months ended September 30, 2010 and September 30, 2011. This is due to additional expenses such as office supplies costs, traveling, communication fees, and professional fees.

Interest Expense.  Our interest expense was $2,414,427 for the nine months ended September 30, 2011, an increase of $1,642,621, or 212.8%, from $771,806 for the nine months ended September 30, 2010. The increase was mainly due to we have secured new financial institution loans totaling $20.3 million in the nine months ended September 30, 2011. We expect there will be an elevated level of interest expenses associated with the development of new projects in the future.

Income Taxes.  Income taxes expenses for the nine months ended September 30, 2011 totaled $1,567,519, a decrease of $1,332,821 or 46.0% from $2,900,340 the nine months ended September 30, 2010.

Net Income.  Net income for the nine months ended September 30, 2011 was $2,375,945 compared to $6,500,883 in the nine months ended September 30, 2010, a decrease of $4,124,938 or 63.5%. This decrease was principally due to the increases in operating expenses and interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(19,408,724)	$(23,700,708)
Net cash used in investing activities	(128,799)	(85,987)
Cash flows provided by financing activities	18,717,511	35,053,182
Effect of exchange rate changes on cash and cash equivalent	162,587	315,966
Net (decrease)/increase in cash and cash equivalents	(657,425)	11,582,453
Cash and cash equivalents - beginning of period	6,233,301	6,807,095
Cash and cash equivalents - end of period	5,575,876	18,389,548

We had a balance of cash and cash equivalents of $5,575,876 for the nine months ended September 30, 2011 compared to $18,389,548 for the period ended September 30, 2010. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $19,408,724 for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $23,700,708 for the nine months ended September 30, 2010, a decrease of $4,291,984. The decrease in net cash provided in operating activities was primarily because:

•
We collected installment payment from customers totaling $14.8 million in the nine months ended September 30, 2011, compared to we extended credit to our customers totaling $6.2 million in the same period of 2010.  This change in revenue in excess of billings increased cash flow from operating activities by $21.0 million;

•
We expended $49.1 million for real properties and land lots under development (net of accounts payable) in the first nine months of 2011.  In the same period of 2010, we spent $41.1 million on our projects.  This represented $8 million additional cash outflow from operating activities.  As of the date of this report, we have obtained all necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which enabled us to fully commence the construction from the fourth quarter of 2011;

•
We received $19.4 million customer deposits in the nine months ended September 30, 2011, compared to $7.1 million received in the nine months ended September 30, 2010, which leaded to a $12.3 million in net cash inflow from operating activities;

•
We utilized $7.5 million earned government grant in the first nine months of 2010 to repay working capital provided by one of our stockholder, which was reflected as a decrease in receivable from an equity owner.  For the nine months ended September 30, 2011, we retained $2.1 million earned government grant for future use, which was recorded as an increase in receivable from an equity owner.  This resulted in an outflow of $9.6 million in net cash flow from operating activities;

•
Changes in prepayments provided $1.5 million cash inflow for the nine months September 30, 2010.  In the same period of 2011, changes in prepayments contributed $5.9 million cash outflow.  This mainly due to $3.1 million stock subscription prepaid for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. in 2011, and $3.1 million prepaid business tax, land appreciation tax, and advances to suppliers for No. 79 Courtyard and Kirin Bay projects, which we expect to realize profit in the near future.

Investing Activities. Net cash used in investing activities was $128,799 for the nine months ended September 30, 2011, compared to net cash of $85,987 used in investing activities for the nine months ended September 30, 2010, represented an increase of $42,812 or 49.8%. This is mainly due to less capital used for purchase of equipment during the nine months ended September 30, 2011.

Financing Activities. Net cash provided for financing activities was $18,717,511 for the nine months ended September 30, 2011, compared to $35,053,182 for the nine months ended September 30, 2010. This was mainly due to 1) $22,748,197 increase of financial institution loans which was calculated by the average exchange rate for the nine months ended September 30, 2011 compared with 17,188,694 increased in bank loans during the nine months ended September 30, 2010; 2) $4,872,795 decrease of repayments of due to stockholder and payment for due from a stockholder for the nine months ended September 30, 2011 compared with $17,864,488 increase for the nine months ended September 30, 2010.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the period ended of September 30, 2011.

	Payments due by period
in thousands of US Dollars (based on exchange rate of 6.4018)		less than	1-3
	Total	1 year	years
Long-term bank loans	$41,395	$13,278	$28,117
Costs of land use rights	30,236	30,236	-
Non-cancellable construction contract obligations	97,927	65,115	32,812
Total	169,558	108,629	60,929

There can be no assurance that our internally generated cash flows and external financing will be sufficient to meet our contractual and financing obligations in a timely manner. We may acquire additional cash by raising funds through new borrowings, refinancing of existing borrowings, public or private sales of equity securities, or a combination of one or more of the above.

As of September 30, 2011, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements sums to approximately $97.9 million

Material Financial Obligations

Long-Term Bank Loans

As of the ended of September 30, 2011 our total loan balance was $41,394,608.

In April 2010, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $18,276,109 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is guaranteed with the Kirin County land use rights held by Xingtai Zhongding as collateral.

In January 20, 2011, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $20,306,789 with Xingtai Yejin Branch, Industrial and Commercial Bank of China with maximum terms ranging from 12 to 16 months in maximum. The loan is guaranteed with the No.79 Courtyard land use rights as collateral. As of September 30, 2011, $8,278,922 of the loan had been drawn.

In January 11, 2011, one of our subsidiaries, Xingtai Zhongding, entered into a long-term loan contract totaling $12,496,486 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 months maximum term. The loan is guaranteed with the No.79 Courtyard land use rights as collateral.

On June 19, 2011, the Company procured a bank loan in the amount of $2,343,091 from Xingtai Chengjiao Rural Credit Cooperative Union Association, and per the request of the lender, the Company asked three individuals (Mr. Guo Jianfeng, Chairman of the Board of Directors, Mr. Hu Longlin, Chief Executive Officer and a former Director) to borrow the said amount from the lender first and then transferred the loan to the Company.  The Company will use the loan and will born all the interests cost thereof. The loan was guaranteed by Hebei Zhongding.

Related Party Transactions and Balances

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant of $22,981,000.  Cash representing the grant has been transmitted to an escrow account held by Business Investment, a trust equity owner of Xingtai Zhongding, and was available for Xingtai Zhongding’s drawdown in accordance with the construction progress of Kirin County project.  For the nine months ended September 30, 2011 and 2010, the Company was entitled to a drawdown of $4,380,565 and $6,346,595 earned government grant from Business Investment. As at September 30, 2011 and December 31, 2010, accumulated earned government grant of $19,941,213 and $16,844,938 was used to repay working capital provided by Jianfeng Guo, the controlling beneficiary owner of the Company (see below), and $2,155,644 and $nil was available for future drawdown.

Jianfeng Guo, through various affiliate companies and individuals, provided working capital to and/or withdrew fund from the Company from time to time. At each quarter and year end, affiliate companies and individuals which have receivable balances from and/or payable balances to the Company on Jianfeng Guo’s behalf, reassigned their balances to Jianfeng Guo pursuant to existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company. As at September 30, 2011, the Company had receivables from related parties of $986,035, representing balances not assigned to Jianfeng Guo.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. Consequently, the Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction; (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). We will construct 1,818 units in Kong Villagers or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend all the auction and bidding process and acquire the vacated land.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”, which is not expected to have no impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: November 14, 2011	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)