Form 10-K
period 2011-12-31
Kirin International Holding, Inc.
filed 2012-03-30
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant in its charter)

Nevada	27-1636887
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

South Building of China Overseas Plaza No. 8 Guanghua Dongli Road Chaoyang District, Beijing, 100020 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 6577 2050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐ (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $12,316,218

Number of the issuer’s common stock outstanding as of March 30, 2012: 20,560,016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “our Company,” “the Company”, “Kirin” or “Ciglarette” are to the combined business of Kirin International Holding, Inc. and its consolidated subsidiaries and Operating Companies.  In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Ciglarette International” refers to Ciglarette International, Inc., a Nevada company;
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Hebei Zhongding” refers to Hebei Zhongding Real Estate Development Co., Ltd, a PRC company;
•	“Kirin China” refers to Kirin China Holding Limited, a British Virgin Islands company;
•	“Kirin Development” refers to Kirin Huaxia Development Limited, a Hong Kong company;
•	“Kirin Management” or “PRC Subsidiary” refers to Shijiazhuang Kirin Management Consulting Co., Ltd., a PRC company;
•	“Operating Companies” refers to Hebei Zhongding and Xingtai Zhongding;
•	“PRC” refers to the People’s Republic of China; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.
•	“Xingtai Zhongding” refers to Xingtai Zhongding Jiye Real Estate Development Co., Ltd., a PRC Company.

PART I

Item 1.	Business.

Overview of Kirin China

Kirin China is a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC. Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development. Kirin China’s projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

The Operating Companies’ revenue for the year ended December 31, 2011 was $64.4 million, an increase of $13.1 million, or approximately 25.4%, compared to $51.3 million for the year ended December 31, 2010. This increase was mainly due to sales attributable to the sales of Kirin County Project, No.79 Courtyard and Kirin Bay. Kirin County is a building complex of residences, commercial buildings and hotel-style apartments which commenced in September 2009. The Kirin County Project has a total construction area of approximately 180,000 square meters. As of December 31 2011, we have completed 94.3% of the construction of the Kirin County Project. The apartments of Kirin County Project will be delivered to customers in the first half of 2012. No.79 Courtyard (Phase I), which commenced in the fourth quarter of 2011, met revenue recognition requisition and reached the 62.8% percentage-of-completion. Kirin Bay (Phase I), which commenced in fourth quarter of 2011, met the revenue recognition requisition and reached the percentage-of-completion of 26.9%. Kirin County condominiums and commercial areas will be delivered to customers in 2012.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in mid-to-late 2013. ªKirin Bay (Phase I) is scheduled to be delivered to customers in mid-2014.

Kirin China generated approximately $64.4 million in revenue, and approximately $10.2 million in after-tax income for the year ended December 31, 2011. The net proceeds from the Offering will primarily be used to support our expansion strategy.

Our Corporate History and Background

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

Reverse Acquisition of Kirin China

On March 1, 2011, we completed a reverse acquisition transaction through a share exchange with Kirin China whereby we acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of our common stock, which represented approximately 98.4% of our total shares outstanding immediately following the closing of the Share Exchange. As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary. We are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

Immediately prior to the Share Exchange, 3,094,297 restricted shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the Offering described in Item 3.02 of this Report, but immediately following the Spin-Out described under the heading “Reorganization and Spin-Out” of Item 1.01 of this Report, we had 18,844,000 shares of common stock outstanding. As a result of the reverse acquisition, Kirin China became our wholly owned subsidiary and the former shareholders of Kirin China became our controlling stockholders. The share exchange transaction with Kirin China was treated as a reverse acquisition, with Kirin China as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Kirin China, the Operating Companies and their respective consolidated subsidiaries.

Upon the closing of our reverse acquisition of Kirin China, Lisan Rahman resigned as a director and from all offices that he then held effective immediately. Also upon the closing of our reverse acquisition of Kirin China, our board of directors increased its size from one (1) to three (3) members and appointed Jianfeng Guo, Longlin Hu and Yaojun Liu to fill the vacancies created by the resignation of Mr. Rahman and such increase. In addition, our board of directors appointed Mr. Hu to serve as our President and Chief Executive Officer. On April 26, 2011, Mr. Liu resigned from our board of directors.

As a result of our acquisition of Kirin China, Kirin China became our wholly owned subsidiary and we have assumed the business and operations of Kirin China and its subsidiaries.

Organization & Subsidiaries

Our wholly owned subsidiary, Kirin China owns all of the share capital of Kirin Development. Kirin Development owns all of the share capital of Kirin Management, a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province. In anticipation of the Share Exchange, on December 22, 2010, Kirin Management entered into a series of contractual arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of Hebei Zhongding and Xingtai Zhongding and their respective shareholders (the “Contractual Arrangements”). As a result of the Contractual Agreements, Kirin Management controls, and is entitled to the economic benefits of, Hebei Zhongding and Xingtai Zhongding. In turn, Iwamatsu Reien, the sole shareholder of the BVI Companies (as defined below), which are our principal stockholders, has entered into the Call Option Agreements with the Option Holders (as defined below) including Mr. Jianfeng Guo, the beneficial owner of Hebei Zhongding and Xingtai Zhongding, granting an option to the Option Holders to purchase all of the shares of the BVI Companies. Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with Hebei Zhongding and the terms and conditions of the Contractual Arrangements with Xingtai Zhongding are the same. The following is a summary of each of the Contractual Arrangements:

•
Entrusted Management Agreement. Pursuant to the Entrusted Management Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

•
Shareholders’ Voting Proxy Agreement.   Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the Operating Companies shareholders.  Mr. Guo is the sole member of the board of directors of Kirin Management.  There is no renewing clause in the Shareholders’ Voting Proxy Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, it shall become effective upon the execution by Kirin Management and the shareholders of the Operating Companies and shall not be terminated prior to the completion of acquisition of all of the shares in, or all assets or business of, the Operating Companies by Kirin Management.

•
Exclusive Option Agreement.   Under the Exclusive Option Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies’ shareholders granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of the Operating Companies to the extent that such purchase does not violate any PRC law or regulations then in effect. If Kirin Management exercises its option, Kirin Management and the Operating Companies’ shareholders shall enter into further agreements regarding the exercise of the option, including the exercise price, which such additional agreements shall take into consideration factors such as the then applicable PRC laws and the then appraisal value of the Operating Companies.  The exercise price shall be refunded to Kirin Management or the Operating Companies at no consideration in a manner decided by Kirin Management, in its reasonable discretion. Since Kirin Management controls and receives the economic benefits of the Operating Companies through the Contractual Arrangements, exercising the option at this point will not result in any immediate additional benefit to the Company. Kirin Management will exercise the option when the Company believes that exercising the option would be more beneficial to it. The Exclusive Option Agreement was set up in this manner as currently foreign invested real estate enterprises are strictly controlled and heavily regulated by the PRC authorities. The Company thinks it will be subject to complex procedural requirements if it attempts to obtain approval for the acquisition of share equity or assets of the Operating Companies under the current PRC regulations.  There is no renewing clause in the Exclusive Option Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Exclusive Option Agreement, it shall be effective upon the execution by Kirin Management, the Operating Companies and the shareholders of the Operating Companies, and shall remain effective thereafter; the Exclusive Option Agreement may not be terminated without the unanimous consent of Kirin Management, the Operating Companies and the shareholders of the Operating Companies, except that Kirin Management may, by giving thirty days prior notice to the Operating Companies and the shareholders of the Operating Companies, terminate it.

The Company does not own any equity interests in the Operating Companies, but controls and receives the economic benefits of their business operations through the Contractual Arrangements. In addition, the Operating Companies are contractually controlled by the Company. Accordingly, the Company is able to consolidate the Operating Companies’ results, assets and liabilities into its financial statements. No dividends have been paid to us to date. We intend to use the profits of the Operating Companies for re-development of planned projects and future procurement of land use rights. We do not anticipate that the Operating Companies will pay any dividends in the near future. Xingtai Zhongding represents 50.3%, Hebei Zhongding represents 42.2% and Kirin Bay represents 7.5% of the Company’s revenue for the year ended December 31, 2011.

Direct acquisition of the Operating Companies by us would constitute a round-trip investment under the 2006 M&A Rule (please see “Government Regulation and Approvals — Mergers and Acquisitions” below). In addition, the PRC has imposed strict regulations on foreign investment in PRC real estate development enterprises. We believe that complex procedural requirements, including examination by governmental authorities, would likely follow any attempt by the Company to obtain approval for the direct acquisition of the share equity or assets of the Operating Companies under current PRC regulations. Accordingly, we established Kirin Management as our wholly owned subsidiary and adopted the Contractual Arrangements to control and consolidate the Operating Companies for the purpose of obtaining financing from outside the PRC.

We intend to use the proceeds from our private placement and potential future offerings to pay the financial expenditures of our offshore holding companies. As a holding company, neither Kirin International Holding, Inc. nor Kirin Huaxia Development Limited has material expenditures. Kirin Management has not received any cash or assets from the Operating Companies but has the right to obtain management fees equal to the profit of the Operating Companies in 2011. All significant costs and expenses occur in the Operating Companies.

Our corporate structure is as follows:

* Mr. Jianfeng Guo is deemed to be the sole beneficial owner of all of the equity interests in and is the founder of the Operating Companies. Mr. Guo has entered into trust agreements with respect to his holdings in each of the Operating Companies, pursuant to which Mr. Guo is entitled to all rights afforded to a shareholder of the Operating Companies, including the right to manage and operate the Operating Companies, to receive dividends, and bear the risks of a shareholder of the Operating Companies. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of the Operating Companies. Mr. Guo entered into the trust agreements for several reasons. First, when Hebei Zhongding was established in 2004, the then applicable Company Law of the PRC did not allow a company to be wholly owned by a sole shareholder unless it was a state owned company. Consequently, Mr. Guo used Ms. Bi, his wife, and other individuals and entities as the nominal shareholders to hold the equity interest of the Operating Companies. Although the revised Company Law of the PRC, effective as of 2006, permits a company to be owned by a sole shareholder, the registered shareholding structure of Hebei Zhongding was not changed in order to meet the financing requirements by our lenders. Second, the current effective Company Law of the PRC does not allow a domestic company that is owned by a sole individual shareholder to have any wholly owned subsidiaries. However, Xingtai Zhongding has three wholly owned subsidiaries. Consequently, Mr. Guo uses other nominal shareholders to hold part of the shares of Xingtai Zhongding. Third, the Operating Companies from time to time provide guarantees to each other for bank loans and the bank will not accept guarantees from the company if the registered controlling shareholder is also the borrower’s registered controlling shareholder. For all these reasons Mr. Guo entered into the trust agreements with the nominal shareholders. Through these trust agreements, Mr. Guo had the registered shareholders of the Operating Companies enter into Contractual Arrangements with Kirin Management. Mr. Guo did so because he stands to benefit from the Contractual Arrangements due to the option to acquire Prolific Lion, the principle shareholder of the Company. With respect to Hebei Zhongding, Mr. Guo has entered into trust agreements with each of Liping Bi, Jianfei Guo, Li Zhao, Jianhe Guo and Liying Li (collectively, the “Hebei Zhongding Trustees”). The Hebei Zhongding Trustees comprise all of the registered shareholders of Hebei Zhongding. With respect to Xingtai Zhongding, Mr. Guo is the 51% registered shareholder. In addition, Mr. Guo has entered into trust agreements with each of Xie Yuelai and Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd., a company controlled by Mr. Guo (collectively, the “Xingtai Zhongding Trustees”). The Xingtai Zhongding Trustees are the 49% registered shareholders of Xingtai Zhongding. Among these nominal holders of the Operating Companies, Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. is a company controlled by Mr. Guo, while the other individual nominal holders are family members or friends of Mr. Guo, who are willing to hold the shares in a nominal fashion for him. Pursuant to these trust agreements, Mr. Guo is deemed to be the beneficial owner of all the shares of Hebei Zhongding registered in the name of the Hebei Zhongding Trustees and Xingtai Zhongding registered in the names of the Xingtai Zhongding Trustees. Pursuant to the trust agreements, Mr. Guo is entitled to all rights of a shareholder of each of the Operating Companies. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of the Operating Companies. There is no requirement under the PRC laws and regulations to register such trust agreements with any authority.

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

Ms. Reien is the sole shareholder of the BVI Companies.  Ms. Reien also established the BVI entities. Kirin China was established on July 6, 2010 and on July 27, 2010 Kirin China established Kirin Huaxia Development Limited under the laws of Hong Kong. Ms. Reien is a friend of Mr. Guo and established Kirin China for the Option Holders to comply with SAFE Circular 75 in anticipation of share exchange transaction with us. At the time of Kirin China’s formation, it was understood that Ms. Reien would enter into the Call Option Agreements with the Option Holders prior to the share exchange transaction. Under the Call Option Agreements, Ms. Reien acts as the nominee for the Option Holders. Accordingly, Mr. Guo, Mr. Hu and Ms. Mu have the right to direct the vote of the applicable BVI Companies and are deemed to beneficially own the shares of the Company’s common stock owned by the BVI Companies. Mr. Reien and each of the Option Holders serve as the directors of the respective BVI Company. Mr. Guo and Mr. Hu constitute the board of directors of Kirin China and Kirin Huaxia Development Limited. Additionally, Mr. Guo and Mr. Hu are the acting Chairman and CEO, respectively, of the Operating Companies. Ms. Reien does not and will not engage in the management or operation of any of the BVI Companies or Kirin China or any of the subsidiaries of Kirin China. Ms. Reien has not and will not receive any consideration for entering into the Call Option Agreements.

Market Area and Projects

Kirin China’s projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province. The following map shows the region in which Kirin China currently operates:

Completed Projects

Kirin China has completed the following projects in Xingtai City (denoted by the red star in the map above):

•
Ming Shi Hua Ting. Ming Shi Hua Ting is a residential center comprised of two residential buildings with between 14 and 19 floors each and eight residential buildings with six floors each. This project was developed in 2002 and targeted homebuyers with middle to high income. The total construction area consisted of 109,260 square meters.

•
Wancheng New World Commercial Center. Wancheng New World Commercial Center is primarily a commercial and business center which includes a shopping center, restaurants, recreation facilities, entertainment and tourist attractions. The project also included over 300 residential properties. The total land area for this project was 57,000 square meters. The project commenced construction in 2007 and has been in service since June 2009. The Company’s Wancheng New World Commercial Center Project is also known as the Xintiandi Project.

•
Kirin County Community. Construction on Kirin County Community commenced in September 2009 and was 92.9% completed by December 31, 2011. This project covers land area of 47,900 square meters. Total construction area is approximately 180,000 square meters and is comprised of residences, commercial buildings and hotel-style apartments.

Projects in process

Kirin China’s project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which are located in Xingtai City. Kirin China commenced presales for these projects in the first quarter of 2011 and expected to recognize revenue in the fourth quarter of 2011 for both projects.

•
Kirin Bay.   Covering a land area of over 660,000 square meters, Kirin China expects that Kirin Bay will be the largest high-end residential community in Xingtai in terms of total construction area upon completion. The project is comprised of three sections of mixed residential and commercial properties. We commenced the construction of the Kirin Bay Project in October 2011. The first phase residences are expected to be delivered in mid-2014 while final phase residences are expected to be delivered in 2015.

•
No. 79 Courtyard.   No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. The project is positioned as a high-end residential development with some mixed commercial use. Construction started in October 2011 and project completion is planned for the last quarter of 2014. The first phase residences are expected to be delivered in mid-to-late 2013 while the final phase residences are expected to be delivered in 2015.

In addition to its projects in Xingtai, Kirin China has started gaining knowledge on property conditions and related land and development approval procedures in Shijiazhuang of Hebei Province and in Dezhou and Zibo of Shandong Province (as denoted by the blue stars on the map above).

Kirin China’s Homebuyers

Kirin China markets its residential properties to local PRC homebuyers with $293 to $156,206 in monthly earnings, which is regarded in the PRC as middle to high income. Kirin China believes that its homebuyers have high expectations about the quality of their residences, the overall community environment and surrounding amenities and developments. Kirin China also believes that its homebuyers’ purchase decisions significantly influence the decisions of others in their same social status. Kirin China’s targeted homebuyers vary with No.79 Courtyard is focusing on high-income homebuyers and Kirin Bay is focusing on standard residence markets.

The following chart shows the household monthly incomes of homebuyers who purchased residences from Kirin County:

The following chart shows the averaged ages of homebuyers who purchased residences from Kirin China:

The following chart shows purchase time of homebuyers for different projects during the period:

Kirin China believes that its homebuyers are primarily motivated by the need for housing condition improvement, or “move-up” housing, from rentals or shared living arrangements with relatives to a place of their own.

Commercial Properties

The commercial properties developed by the Company include: Wancheng New World Commercial Center, which achieved sales revenue of approximately $30.16 million, accounting for 65% of total sales of the Company during 2007 and 2008. Profits realized were approximately $4.16 million. The Wancheng New World Commercial Center achieved sales revenue of approximately $7.29 million, accounting for 9.8% of total sales of the Company during 2009 and 2010. The properties include: commercial business center and commercial residence.

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

When demand is particularly high for a project, potential homebuyers seeking to signify their interest in purchasing a residence, but who may not know which particular residence they wish to purchase, will first pay refundable cash deposit typically between $781 and $3,124. If the homebuyer does not elect to purchase a residence, this initial deposit will be refunded. If the homebuyer ultimately selects a particular residence, the initial deposit will be applied to the cash down payment due upon entry into a binding agreement for that residence.

In order to attract homebuyers, Kirin China engages professional design companies to assist with project design and promotion. Dedicated sales offices are also established for each specific project. Promotional flyers, presentation boards, video clips, websites, and 3D photo displays are used to demonstrate the expected construction layout. In addition, the following media are typically utilized to promote real estate projects:

•	Mainstream newspapers and magazines;
•	SMS text-messaging;
•	Outdoor advertisements; and
•	Other promotional activities, which may include real estate exhibitions, outdoor dancing activities, free movies in target communities and residents’ badminton competitions.

To help customers choose among the apartment layouts that we offer, we usually create show rooms that demonstrate design possibilities. We pay for the completion of these marketing show rooms. After most of the units in the development have been sold, we sell the show rooms as residences, usually at premium prices.

Sales representatives are encouraged to take a proactive approach after promotions have been launched. Sales representatives usually visit nearby counties or city squares to distribute flyers advertising Kirin China’s communities. They are also encouraged to target and maintain contact with potential groups or organizations who have group purchasing intentions or that provide financial support for their employees to buy residences. Sales representatives receive commissions based on the amount of the purchase price once received by Kirin China.

Kirin China ordinarily launches several phases of sales for each project, but only provides a small proportion of residential units for sale in each phase. Kirin China believes that the sale of residences by phases reduces market risks since prices can be adjusted depending on demand and other economic factors.  We have sold all commercial units of the Kirin County Project (without adjacent shopping arcade) and approximately 83% of the residential units and 77% of the garages (in terms of construction area). We currently have 331 residential units, with a total construction area of about 27,526 square meters, and 116 garage units, with a total construction area of 4,027 square meters, remaining to be sold, representing approximately 16% of the Kirin County Project( without adjacent shopping arcade) in terms of the total construction area.

Property Management Services

Kirin China provides property management services to its own communities. The basic services typically provided include security, clean environment preservation, flower and tree planting and community facilities maintenance.

Land Resources Procurement

Kirin China’s ability to continue development activities over the long-term will be dependent upon, among other things, a suitable economic environment and its continued ability to locate and acquire land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land. When identifying potential land resources for acquisition, Kirin China first attempts to determine if the target land resource complies with the general municipal plans of the government, whether the surrounding infrastructures are well established, whether there is any existing municipal construction plan, the scale of influence of the project with respect to its neighbors and if the purchasing power of the surrounding population can afford the prices at which Kirin China may expect to sell the properties. Next, Kirin China considers if the initial property development cost is affordable for it, if there is any governmental tax deduction policy and if the project can become a signature project for the local government. Kirin China obtains land resources by participating in public tender, auction, and listing for sales of land. In addition, Kirin China may seek to acquire land rights that are sold in connection with the restructuring of state-owned enterprises or the military. The price and location of land resources that are state-owned or owned by the military are generally superior to private properties.

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

We also participate in government-dominated relocation programs, such as Kong Village Relocation Program to procure land use rights. In relocation programs, the local government takes the land from the local residents as a land reserve for a future auction and bidding process and relocates the residents. We participate in and fund such programs as a partner of the government and obtain the land use right by being invited to the auction and bidding of such land use rights. In the case of Kong Village Relocation Program, the local government did not have enough funds to pay for the relocation and new accommodations for the villagers, therefore the Company funded the local government by building new buildings as accommodation compensation for the villagers as well as bearing the costs incurred by local government compensating villagers and the zoning and developing of vacated land lots. The government will repay our costs when it sells the concerning land use right. In exchange for such financing, we will be invited to bid for the vacated land parcels for residential and commercial use at public auction at market price, and in return for our financing, the proceeds paid by the Company and received by the government the bidding will be refunded to the Company. For more details please refer to “Management Discussion and Analysis—Relocation Program of Kong Village.”

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

With the urbanization process, more and more people immigrate to the cities from rural areas of the PRC, such that the boundaries of cities are extending gradually and the urban areas are experiencing rapid development. As the real estate markets in tier-one cities, such as Beijing, have experienced rapid growth in the past five years, Kirin China believes that the development potential for tier-two and tier-three cities is substantial. The Company expects that the real estate markets for tier-two and tier-three cities will expand significantly in the near future due to a variety of factors including the further development of urbanization and the immigration of rural populations into the tier-two and tier-three cities which we believe will result in a growing demand. In addition, China became the first largest real estate investment market by 2010 according to a report made by Cushman Wakefield LLP. Since the real estate markets for tier-one cities have almost reached their limits, we believe investment will be directed to tier-two and tier-three cities.

The per capita consumption of a city indicates the purchasing power of its residents. The purchasing power growth in tier-three cities is faster than overall purchasing power. China’s average growth of per capita consumption in 2010 was 14.8% according to the annual report filed by the National Bureau of Statistics. Growth in tier-one cities such as Beijing and Shanghai was reported below that average. Many tier-three cities in cities such as Dali in Yunnan, Nanchong in Sichuan, Nanchang in Jiangxi, Taizhou in Zhejiang and Weihai and Dezhou in Shandong exceeded the average, indicating higher real estate purchasing power (from Dongxing Securities Industry Report). We believe this indicates that purchasing power in tier-three cities is growing at a faster rate than it is in tier-one cities.

In 1980, a mere 19.8% of the population in China was urban and by the end of 2010, the urbanization rate had reached 49.68% according to the annual report filed by the National Bureau of Statistics. According to a report by BNP Paribas (BNPP), China’s urbanization rate should reach 60% by 2020 as shown below:

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

The PRC’s Central Economic Conference at the end of 2009 and the “Document No. 1” released by the State Council in 2010 pointed out that the central government was emphasizing the urbanization of medium and small cities and small towns in China, with the purpose to alleviate the over-populated tier-one cities and to resolve the imbalanced development between urban and rural areas. For overall planning, the PRC government has shown its determination to develop small and medium-sized cities and related authorities have released favorable policies for tier-two and tier-three cities. The PRC’s Ministry of Land and Resources has begun to prioritize the land rights approval processes for real estate projects in tier-two and tier-three cities. The land rights acquired in tier-two and tier-three cities totaled 62.23 million square meters in 2009, compared to 4.83 million square meters in tier-one cities, as indicated by China’s National Bureau of Statistics.

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

With the development of its local economy, since 2006 an increasing number of residents of other regions of China have been immigrating to Xingtai, which has increased housing demand. Kirin China expects this trend in increased immigration to Xingtai to continue in the near future.

As of the end of 2009, the core urban population of Xingtai was 578,700 and its total residential area was approximately 14.06 million square meters. As such, the per capita residential area in Xingtai city was 24 square meters as of the end of 2009. According to the national “well-off” standards published by the PRC’s Department of Construction, by 2020, the average living area for urban population is expected to reach 35 square meters with an average floor area of 100 to 120 square meters for each residence. Kirin China believes the anticipated shortage in average living area per person in Xingtai necessary in order to meet the “well-off” standard indicates significant development potential.

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

Market Overview of the Bohai Sea Surrounding Area

Kirin China plans to expand its operations to the Bohai Sea Surrounding Area. Located in the center of Northeast Asia economic zone area with abundant resources and convenient transportation, the Company believes that the Bohai Sea surrounding region has great geographical strength. The National Bureau of Statistics data indicated a new trend that home and abroad foreign investment flows from the south to the north of China in recent years. The cities and sub-regions of the Bohai Sea Surrounding Area, such as Beijing, Tianjin Region, the Shandong Peninsula and Northeast regions are considered to be the “growth pole” of China’s next round of development following the development of the Pearl River Delta and Yangtze River Delta region. In the near future, we believe that the Bohai Sea Surrounding Area will enter into a sustainable and rapid growth track.

The cities in Bohai Sea Surrounding Area vary with respect to the economic development degree. The large and well developed cities in this area with mature markets, such as Beijing and Tianjing, have a declination in gross floor area and sale of real estate due to the strict real estate control policies. However, the second and third tier cities in this area still have a rapid growth rate in real estate development. Economic investment and development in this area, which is adjacent to Xingtai, is increasing. Investments in the real estate markets of Qinhuangdao, Tianjin and Tangshan increased by 21%-76% in 2010, according to the PRC’s Ministry of Land and Resources. Commensurate with an increase in investment, the price of residential real estate is has also increased.

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

Features of Real Estate Markets in Tier-Two and Tier-Three Cities

Kirin China believes that the PRC’s tier-three cities have long term earning potential for investment, particularly since tier-one cities have already experienced high growth in the past few years. Kirin China believes that with continued urbanization and improved living standards, the demand in tier-three cities for high quality, high-end buildings is increasing. Kirin China believes that tier-three cities are at the frontier of the continued future urbanization and will benefit from the economic growth in China.

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

Higher profit margins in tier-two and tier-three cities

Kirin China believes that the price growth potential in the tier-two and tier-three segments is high while investment costs, especially land costs, are low. Investment return in tier-two and tier-three cities is no less than 30% and operational costs are comparatively low, according to the “2009 Analysis Report on Real Estate Prices in Major Chinese Cities” as published by the Ministry of Land and Resources of the PRC.

Competition

The real estate development industry in the PRC is highly competitive. In the tier-three cities Kirin China focuses on, local and regional property developers are its major competitors. Many of Kirin China’s competitors are well capitalized and have greater financial, marketing, and other resources than Kirin China has. Some also have larger land banks, greater economies of scale, broader name recognition, and a longer track record in certain markets. In certain markets, we believe our competition benefits from more established relationships, but differences between the Company and our competition’s relationships are divided geographically and vary by city, quality, and scope. As such, these comparisons are limited to specific instances. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than Kirin China is may be more competitive in acquiring land through the auction process.

Kirin China considers Royal Real Property Co., Ltd. and Lejiayuan Real Property Co., Ltd. as its major competitors in Xingtai. These two companies have similar financial capacities as Kirin China and engage in projects of similar sizes to those of Kirin China.

With respect to cities in the Bohai Sea Surrounding Area, Kirin China considers Dezhou Real Estate Company and Dezhou Trust Real Estate Development Co., Ltd. as its primary competitors in Dezhou City and Shandong Chuangye Real Estate Development Co. Ltd. and Zhongfang Real Estate Development Company as its primary competitors in Zibo City. Because these competitors have been developing projects in these cities and others in the Bohai Sea Surrounding Area, they have already established relationships with local government and suppliers and have brand recognition among potential customers.

Competitive Advantages

Kirin China believes the following are advantages over its competitors:

•
Experienced Real Estate Development Team.   Kirin China has a professional team with significant experience in real estate development. Members of Kirin China’s membership team have had work experience with well-known real estate development companies in tier-one cities. In addition, Kirin China’s management members are well educated with degrees from top universities such as Tsinghua University, Xi’an Jiaotong University, Zhejiang University and the Communication University of China.

•
R&D and Planning Advantage.   Kirin China expends considerable effort on research and development in an effort to identify its target market and understand the needs and wants of potential homebuyers. Kirin China believes that by conducting research and development it can better align project design and pricing with the needs and demands of its target buyers.

•
Strong Relationships with Local Government. Kirin China seeks to maintain close ties with the local government in Xingtai City where it has aided the local government in cases such as the Kong Village Relocation Program. Kirin China believes such good relationships with local governments can help in the application of favorable land development policies. We believe that these relationships can better enable Kirin China to successfully bid and execute on projects.

•
Pre-Sales Advantage.   Kirin China seeks to ensure high cash flow through presales. Kirin China’s investment costs for a particular project can be covered usually within one year after presales commence. For example, by the end of December 2009, Kirin China recorded $58.47 million in presales of its Kirin County Project, which commenced in April 2009.

Growth Strategy

Completion of Pipeline Projects

Kirin China’s project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which are located in Xingtai. Kirin China commenced presales for these projects in the first quarter of 2011.

The Kirin Bay Project covers a land area of over 660,000 square meters. After completion, Kirin China expects that the project will be the largest high-end residential community in Xingtai in terms of construction area. The project is comprised of three land construction sections, Sections B, C, and D, with total anticipated building area of approximately 1 million square meters. Section C is expected to cover a building area of approximately 380,000 square meters, which is expected to be comprised mainly of malls, hotels, office buildings and apartments. Sections B and D are expected to cover a building area of approximately 560,000 square meters. These sections are expected to be comprised of high-rise buildings, villas, kindergartens, primary schools and other commercial buildings.

Preparation for The Kirin Bay Project began in June 2009. Construction started in October 2011 and project completion is planned for the first half of 2015. The first phase residences are expected to be delivered in mid-to-late 2013 while final phase residences are expected to be delivered in the first half of 2015. The project is planned to include approximately 5,500 residential units consisting of high-rise apartments and single-family houses. The following sets forth the various categories of properties anticipated to be available for sale as part of the Kirin Bay Project and the total area and number of units available for each such category:

Kirin Bay Project Property Resources for Sale
Category	Subject	Area/Unit Number
High-floor Apartment	Area	453,944 sq meters
	Number of Units	4,209
Garden Villa	Area	75,900 sq meters
	Number of Units	540
Commercial Residences	Area	14,700 sq meters
	Number of Units	-
Reconstructable Public Facilities	Area	25,160 sq meters
Garage	Number of Units	3,492

No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of 520,000 square meters. The project is positioned as a high-end residential development with some mixed commercial use.

No. 79 Courtyard Project started preparation in July 2009 and project completion is planned for the last quarter of 2014. The first phase residences are expected to be delivered in mid-2014 while the final phase residences are expected to be delivered in 2015. The following sets forth the various categories of properties anticipated to be available for sale as part of the No. 79 Courtyard Project and the total area and number of units available for each such category:

No. 79 Courtyard Project Property Resources for Sale
Category	Subject	Area/Unit Number
High-floor Apartment	Area	70,285 sq meters
	Number of Units	556
Official Mansion	Area	sq meters
	Number of Units	1
Garden Villa	Area	203,671 sq meters
	Number of Units	1,113
Penthouse	Area	79,204 sq meters
	Number of Units	382
Penthouse Apartment	Area	55,800 sq meters
	Number of Units	180
Commercial Residences	Area	3,967 sq meters
	Number of Units	50
Garage	Number of Units	106,721 sq meters
Total	Residential	2,231 units, totaling 408,960 sq meters
	Commercial	50 units, approximately 3,967 sq meters
	Garage	106,721 sq meters

Focusing on Bohai Sea Surrounding Area

For its regional selection strategy, Kirin China intends to focus on the Bohai Sea Surrounding Area. The Bohai Sea Surrounding Area has become the third most active region in the PRC for business investment, just behind the Pearl River Delta and the Yangtze River Delta Regions. The National Development and Reform Commission indicated in September 2010 that the Bohai Sea Surrounding Area, Yangtze River Delta region and Pearl River Delta region are to be prioritized for economic development.

Selecting Tier-Three Cities with Tier-Two Cities as Alternatives

With respect to tier-three cities, Kirin China seeks to select dynamic, highly commercialized cities with the target city acting as the economic driving force of the surrounding area. When selecting target cities, Kirin China generally seeks per capita GDP, economic growth, and citizen purchasing power that is higher than the other surrounding tier-three cities. Cities such as Tianjin, Qingdao, Shenyang, Nanjing, Suzhou, Xuzhou, Hefei, Changshang, and Xi’an satisfy these criteria. Although its primary focus is on tier-three cities, Kirin China may also seek to expand to tier-two cities.

Intellectual Property

Kirin China does not own any patent or registered trademarks.

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

Development Certificates.

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

Hebei Zhongding has obtained the formal Grade 2 Development Certificate No. Ji Jian Fang Kai Xing Zi No. 192 on December 26, 2011. Zhongding Jiye has obtained the Grade 4 Development Certificate No. Ji Jian Fang Kai Xing Zi No.304 with an expiration date of March 21, 2012. The company has submitted a procedure application for Grade 3 Development Certificate and the government is reviewing. The company expects to obtain the updated Grade 3 Development Certificate before July 2012.  It is very unlikely that the company will not obtain the certificate.

Other Permits.

For each project we develop, before commencing sales or presales of such project, we are required to obtain Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits. Before we obtain the Pre-Sales Permit, we may apply to the local authority for informal presale permission to permit us to secure nonrefundable deposits from our customers. This is a local practice enacted by the Xingtai local government to encourage project development. We may not receive the same approval in other cities if we expand our projects beyond Xingtai.

We have obtained all of the Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits for Kirin County Community, No. 79 Courtyard (Phase I) and Kirin Bay (Phase I) projects.  For Kirin Bay Project, which will be divided into three parcels of land, we have obtained Land Use Rights Certificates for the Kirin Bay project pursuant to our participation in the Kong Village Relocation Program. For more details please refer to “Management Discussion and Analysis— Relocation Program of Kong Village.” As of the filing date of this registration form, we have obtained the remaining permits and certificates for the first phase of Kirin Bay Project.

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

Dividend Distributions

Our revenues are earned by our PRC Subsidiary through charging management fee from the Operating Companies pursuant to the Contractual Arrangements. However, PRC regulations restrict the ability of our PRC Subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC Subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC Subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Our PRC Subsidiary, Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital, which is USD 100,000 currently. These reserves are not distributable as cash dividends. The statutory fund shall be set aside only when the PRC Subsidiary records profit in a fiscal year. Since December 22, 2010 when the PRC Subsidiary was established, it has not recorded any profit and therefore has not set aside any allocations to the statutory fund. If the PRC Subsidiary fails to set aside the allocations to the statutory fund when it does record profit at the end of a fiscal year, it will be subject to a fine of no more than $30,249.Our PRC Subsidiary has the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Employees

As of the date hereof, the Company has 275 employees, all of whom has entered into labor contract with the Company. According to the Labor Law of the PRC and the Labor Contract Law of the PRC, an enterprise shall enter into labor contract with its employees. We are informed that the Company has bought the following social insurances for 143 employees and the insurance rate of each type of insurance is as follows:

Insurance Type	Percentage Payable by Employer	Percentage Payable by Employee	Total Percentage of the Salary
Pension	20	8	28
Unemployment Insurance	2	1	3
Medical Insurance	6	2	8
Occupational Injury Insurance	0.5	0	0.5

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Legal Proceedings

Currently there are no legal proceedings pending or threatened against the Company or Kirin China. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business

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

Substantially all of our business, assets and operation are located in the PRC.

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

Our management team has limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal and state securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

The members of our management team have limited experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations as a public company in the United States, such individuals are oftentimes difficult to locate and may not have all of the qualifications necessary to fulfill these legal obligations. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the Securities sold in the Offering or the development of an active and liquid trading market for our common stock.

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

Our business is susceptible to fluctuations in the real estate market of the PRC, especially in certain areas where our operations are concentrated, which may adversely affect our sales and results of operations.

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

The PRC government has recently introduce certain policy and regulatory measures to control the rapid increase in housing prices and slow down the real estate market and our business may be materially and adversely affected by these government measures.

Since the second half of 2009, the PRC real estate market has experienced strong recovery from the financial crisis and housing prices rose rapidly in certain cities. In response to concerns over the scale of the increase in property investments, the PRC government has implemented measures and introduced policies to curtail property speculation and promote the healthy development of the real estate industry in China. On January 7, 2010, the PRC State Council (the “State Council”) issued a circular to control the rapid increase in housing prices and slow down the real estate market in China. The circular reiterated that the purchasers of a second residential property for their households must make down payments of no less than 40% of the purchase price and real estate developers must commence the sale within the mandated period as set forth in the pre-sale approvals and at the publicly announced prices. The circular also requested local governments to increase the effective supply of low-income housing and ordinary commodity housing and instructed the People’s Bank of China (“PBOC”), and the China Bank Regulatory Commission to tighten the supervision of the bank lending to the real estate sector and mortgage financing. On February 25, 2010, the PBOC increased the reserve requirement ratio for commercial banks by 0.5% to 16.5% and has further increased it from 16.5% to 17.0% effective May 10, 2010. Further, in order to implement the requirements set out in the State Council’s circular, the Ministry of Land and Resources (the “ MLR ”), issued a notice on March 8, 2010 in relation to increasing the supply of, and strengthening the supervision over, land for real estate development purposes. MLR’s notice stipulated that the floor price of a parcel of land must not be lower than 70% of the benchmark land price set for the area in which the parcel is located, and that real estate developers participating in land auctions must pay a deposit equivalent to 20% of the land parcel’s floor price. In April 2010, the State Council issued an additional circular, which provided as follows: purchasers of a first residential property for their households with a gross floor area of greater than 90 square meters must make down payments of no less than 30% of the purchase price; purchasers of a second residential property for their households must make down payments of no less than 50% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%; and for purchasers of a third residential property, both the minimum down payment amount and applied interest rate must be significantly higher than the relevant minimum down payment and interest rate which would have been applicable prior to the issuance of the circular (the specific figures shall be decided by the relevant bank on a case-by-case based on the principle of proper risk management). Moreover, the circular provided that banks can decline to provide mortgage financing to either a purchaser of a third residential property or a non-resident purchaser. In January 2011, the General Office of State Council issued a Notice of the State Council on Issues Related to Further Enhancing the Regulation and Control of Real Estate Market (the “Notice”), which provided that the purchasers of a second residential property for their households must make down payments of no less than 60% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%. The Notice also requested the tax departments to take further measures on the supervision and inspection of the collection and administration of land appreciation tax, and request the local governments to increase the effective supply of low-income housing and ordinary commodity housing. The Notice also provided that in municipalities, the capital city of each province, and other cities where housing prices are too high, a local resident household having one residential household property, or a non-local resident household which is able to provide required certificates as to payment of income tax and social insurance contributions for a certain number of years, may only purchase one additional residential property; for a local resident household already having two or more residential property, or a non-local resident household that already has one or more residential properties or is unable to provide the requisite certificates, the purchase of any residential property in the local area is not permitted. It is possible that the government agencies may adopt further measures to implement the policies outlined in circulars and notices as described above. The full effect of the circulars and notices on the real estate industry and our anticipated business will depend in large part on the implementation and interpretation of the circulars and notices by governmental agencies, local governments and banks involved in the real estate industry. The PRC government’s policies and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations, which could substantially reduce pre-sales of our properties and cash flow from operations and substantially increase our financing needs, which would in turn materially and adversely affect our business, financial condition, results of operations and prospects.

Our sales will be affected if mortgage financing becomes more costly or otherwise becomes less attractive.

Substantially all purchasers of our residential properties will rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2011, the PBOC changed the lending rates three times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 7.05% on July 7, 2011. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

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

We may be unable to acquire land use rights from the government which could increase our costs of sales.

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

We are dependent on third-party subcontractors, manufacturers, and distributors for all architecture, engineering and construction services, and construction materials. Services and materials purchased from our five largest subcontractors or suppliers accounted for 40.1% for year ended December 31, 2011. A discontinued supply of such services and materials will adversely affect our construction projects and the success of the Company.

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

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments are approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

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

From time to time, our developed sites may experience strong winds, storms, floods and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our construction and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition.

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

Our Operating Companies must comply with environmental protection laws that could adversely affect our probability.

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

The operating histories of our Operating Companies may not serve as adequate bases to judge our future prospects and results of operations.

The operating histories of Hebei Zhongding and Xingtai Zhonging may not provide a meaningful basis for evaluating our business following consummation of the Combination. Although the business of our Operating Companies has grown rapidly since their respective inceptions, we cannot guaranty that they will maintain profitability or that they will not incur net losses in the future. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

We plan to expand into new geographical areas in China. Since China is a large and diverse market, consumer trends and demands may vary significantly by region and Kirin China’s experience in the markets in which it currently operates may not be applicable in other parts of China. As a result, we may not be able to leverage Kirin China’s experience to expand into other parts of China. When we enter new markets, we may face intense competition from companies with greater experience or an established presence in the targeted geographical areas or from other companies with similar expansion targets. Therefore, we may not be able to adequately grow our sales in the new cities we enter due intense competitive pressures and or the substantial costs involved.

Our failure to effectively manage growth may cause a disruption of our operations resulting in the failure to generate revenue at levels we expect.

In order to maximize potential growth in Kirin China’s current and potential markets, we believe that we must expand into other markets and increase our land reserves to ensure the sustainable development capability of the Company and to maintain growth. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

Need for additional employees.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation of the Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

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

We incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the internal control reporting requirements imposed by the commission, which may result in a decline in the price of our common shares and an inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with our annual report for the year ending December 31, 2010, we will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In order to be able to comply with United States securities laws, the Operating Companies prepared the combined financial statements for the first time under U.S. generally accepted accounting principles and recently had their initial audit of the combined financial statements in accordance with the Public Company Accounting Oversight Board (United States). As Kirin China does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with Commission reporting requirements than a comparable domestic company.

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

Currently, there have been no findings by the PRC authorities that we or our shareholders have violated applicable laws or regulations with respect to the Contractual Arrangements, our organizational structure and other related agreements. However, the exercise of the option by Mr. Guo, Mr. Hu or Ms. Mu under their respective Call Option Agreements may subject them to the registration requirement by SAFE, and there can be no assurance that such registration will be granted.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the provinces in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that Kirin China’s operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

We may be subject to the penny stock rules, which will make shares of our common stock more difficult to sell.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol KIRI.  The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2011
	High		Low

First Quarter (January 1 - March 31)	$5.30	(1)	$5.28	(1)
Second Quarter (April 1 - June 30)	$6.44		$5.30
Third Quarter (July 1 - September 30)	$7.00		$3.10
Fourth Quarter (October 1 - December 31)	$5.00		$1.27
___________________________
(1)	A public market for our common stock did not exist prior to March 11, 2011.

Holders

As of March 28, 2012, there were approximately 21 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

We are a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting and Wancheng New World projects in Xingtai City. Our current projects include Kirin County, Kirin Bay and No.79 Courtyard, which collectively call for the development of more than 7,000 homes over the next five years in Xingtai City. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province, and begin additional projects in the next three to five years.

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

Recent Developments

•
On March 1, 2011, we acquired all of the outstanding equity interests in Kirin China in exchange for shares of our common stock pursuant to a share exchange agreement between us, our former principal stockholder, Kirin China and the former principal shareholders of Kirin China (the “Share Exchange”).  As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary and the former shareholders of Kirin China became our controlling stockholders.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Kirin China is considered the acquirer for accounting and financial reporting purposes.  In connection with the Share Exchange, we spun out our prior operations to our former principal stockholder.  As a result of the Share Exchange, we are now a holding company, which, through contractual arrangements with the Operating Companies in the PRC, engages in the development and operation of real estate in the PRC.  On March 10, 2011, we changed our name to “Kirin International Holding, Inc.”

•
On March 1, 2011 and immediately following the Share Exchange, and on July 15, 2011, the Company completed an initial and the second closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of four (4) shares of common stock, a three-year series A warrant to purchase one (1) share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase one (1) share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 169,004 Units were sold in the Offering for gross proceeds to the Company of $3,380,080.  We received $2,331,656 net proceeds from the Offering after deducting related issuance costs.  As a result of the Offering, the Company issued an aggregate of 676,016 shares of common stock (the “Shares”) and warrants to acquire an aggregate of 338,008 shares of our common stock to the investors in the Offering (the “Purchasers”).  In connection with the Offering, the Company issued 920,000 shares of common stock and warrants to acquire an aggregate of 54,082 shares of the company’s common stock (the “Agent Warrants”) to the placement agent.  The Agent Warrants are exercisable for a period of five years from the original issuance date with an exercise price of $5.00 per share.  The exercise prices of both the Investor Warrants and the Agent Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

•
We have the following projects under development in 2011: 1) Kirin County Project, a building complex of residential condominiums and commercial areas which we commenced to construct from September 2009 (construction of adjacent shopping arcade commended in November 2011). As of December 31, 2011, we have completed 94.3% of the construction of the Kirin County project; 2) No.79 Courtyard (Phase I), first met revenue recognition requisition and reached the 62.8% percentage-of-completion in the fourth quarter of 2011. 3) Kirin Bay (Phase I), met the revenue recognition requisition and reached the percentage-of-completion of 26.9% in the fourth quarter of 2011. We recorded $64.3 million revenue, and approximately $10.2 million after-tax income for the year ended December 31, 2011.  Kirin County condominiums and commercial areas will be delivered to customers in 2012.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in mid-to-late 2013.  Kirin Bay (Phase I) is scheduled to be delivered to customers in mid-2014.

Financial Performance Highlights

The following summarizes certain key financial information for the year ended by December 31, 2011.

•	Total revenue were $64.4 million for the year ended December 31, 2011, an increase of $13.1 million, or 25.4%, from $51.3 million for the same period last year.
•
Gross profit was $20.3 million for the year ended December 31, 2011 as compared to $23.2 million for the same period last year. Gross margin was 31.5% for the year ended December 31, 2011 as compared to 45.2% for the same period last year.

•	Net income was $10.2 million for the year ended December 31, 2011, a decrease of $10.7 million, or approximately 51.4%, from $20.9 million for the same period of last year.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 9.1% in 2009, 10.3% in 2010 and 9.2% in 2011. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

•
Land Development — According to the Urban Real Estate Development and Operation Administration Regulation, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by the government of the Hebei Province, and the Real Estate Development Enterprise Qualification Administration Regulation, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate. We obtained the related certificates and seek to ensure that each phase of our projects complies with our certificates.

•
Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, residential housing and other buildings still in process of construction may be pledged and mortgaged. From time to time, we pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing.

•
Property Sales and Transfers — For each project we develop, pursuant to the Commodity Houses Sale Administration Regulation, effective of June 1, 2001, we are required to obtain permits before commencing project sales or presales of such project. Local governments act on the region’s interests by helping private companies streamline such projects and often coordinate with regional housing developers to allow for preliminary presales while Pre-Sales Permits are being processed. The local government in Xingtai has recognized the financial cost the Company assumed in administering the resident removal process and offered us permission to collect non-refundable deposits. This is a local practice enacted by the Xingtai local government to encourage project development. By collecting deposits from this type of buyer, we can offer a contractually fixed price to our consumers and ensure them a preference in housing selection.  We may not obtain such approval in other cities if we expand beyond Xingtai.

Government Controls on Real Estate Industry. Since the second half of 2009, the PRC real estate market has experienced strong recovery from the financial crisis and housing prices rose rapidly in certain cities. In response to concerns over the scale of the increase in property investments, the PRC government has implemented measures and introduced policies to curtail property speculation and promote the healthy development of the real estate industry in China. In January 2011, the General Office of State Council issued a Notice of the State Council on Issues Related to Further Enhancing the Regulation and Control of Real Estate Market (the “Notice”), which provided that the purchasers of a second residential property for their households must make down payments of no less than 60% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%. The Notice also requested the tax departments to take further measures on the supervision and inspection of the collection and administration of land appreciation tax, and request the local governments to increase the effective supply of low-income housing and ordinary commodity housing. The Notice also provided that in municipalities, the capital city of each province, and other cities where housing prices are too high, a local resident household having one residential household property, or a non-local resident household which is able to provide required certificates as to payment of income tax and social insurance contributions for a certain number of years, may only purchase one additional residential property; for a local resident household already having two or more residential property, or a non-local resident household that already has one or more residential properties or is unable to provide the requisite certificates, the purchase of any residential property in the local area is not permitted. The PRC government’s policies and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures or that agencies and banks will not adopt restrictive measures or practices in response to PRC governmental policies and regulations, which could substantially reduce pre-sales of our properties and cash flow from operations and substantially increase our financing needs, which would in turn materially and adversely affect our business, financial condition, results of operations and prospects.

Interest Rate and Inflation Challenges. We are subject to market risks due to fluctuations in interest rates and refinancing of mid-term debt. Higher interest rates may also affect our revenues, gross profits and our ability to raise and service debt and to finance our developments.

According to the National Bureau of Statistics of China, China’s national inflation rate was (0.7) % in 2009, 3.3% in 2010 and 5.4% in 2011. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$64,383,943	100.0%	$51,344,999	100.0%
Cost of real estate sales	44,119,844	68.5%	28,125,753	54.8%
Gross profit	20,264,099	31.5%	23,219,246	45.2%
Selling expenses	2,797,751	4.3%	1,003,302	2.0%
Operating and administrative expenses	3,762,248	5.9%	1,404,126	2.7%
Income from operations	13,704,100	21.3%	20,811,818	40.5%
Sale of land use right, net	-	-	658,533	1.3%
Government grant	6,642,455	10.3%	9,293,749	18.1%
Interest expense	(2,504,857)	-3.9%	(895,840)	-1.7%
Total other income	4,137,598	6.4%	9,056,442	17.6%
Income before income taxes expense	17,841,698	27.7%	29,868,260	58.2%
Income taxes expense	7,690,563	11.9%	8,974,656	17.5%
Net income	10,151,135	15.8%	20,893,604	40.7%

Our net income for the year ended December 31, 2011 was $10.2 million, a decrease of 51.4%, or $10.7 million, from $20.9 million for the year ended December 31, 2010.  This decrease was mainly due to an overall increase in operating expenses, interest expense, and decrease of gross profit because we could not achieve desired construction progress due to local government’s delay in issuing approvals and permits for our new real estate projects, including the No.79 Courtyard (Phase I) and Kirin Bay (Phase I) as the central government reinforced the control on the real estate market.  Kirin County contributed revenue of $32.4 million for the year ended December 31, 2011, compared to $49.8 million for the same period in 2010.  Kirin County’s percentage-of-completion rose from 63.0% as of December 31, 2010 to 94.3% as of December 31, 2011.  Kirin Bay (Phase I) contributed revenue of $4.8 million and No.79 Courtyard (Phase I) contributed revenue of $27.2 million for the year ended December 31, 2011 when the two projects met the requisition of revenue recognition for the first time.  The percentage-of-completion was 62.8% for No.79 Courtyard (Phase I) and 26.9% for Kirin Bay (Phase I), respectively.  Together with the sale of the four projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the year of 2011 compared with the same period of 2010.  The increase in interest expenses was mainly due to having newly borrowed financial institution loans totaling $31.5 million for the year ended December 31, 2011 compared with the same period of 2010.

Revenues and Gross Profit

	Years Ended December 31,
	2011		2010
		% of Revenue		% of Revenue
Revenue from real estate, net	$64,383,943	100.0%	$51,344,999	100.0%
-Kirin County	32,365,381	50.3%	49,820,586	97.0%
-Wancheng New World	-	-	1,524,413	3.0%
-No.79 Courtyard (Phase I)	27,202,573	42.3%	-	-
-Kirin Bay (Phase I)	4,815,989	7.5%	-	-
Cost of real estate sales	44,119,844	68.5%	28,125,753	54.8%
-Kirin County	25,376,881	39.4%	27,513,929	53.6%
-Wancheng New World	-	-	611,824	1.2%
-No.79 Courtyard (Phase I)	15,875,495	24.7%	-	-
-Kirin Bay (Phase I)	2,867,468	4.5%	-	-
Gross profit	20,264,099	31.5%	23,219,246	45.2%
-Kirin County	6,988,500	10.9%	22,306,657	43.4%
-Wancheng New World	-	-	912,589	1.8%
-No.79 Courtyard (Phase I)	11,327,078	17.6%	-	-
-Kirin Bay (Phase I)	1,948,521	3.0%	-	-
Profit margin	31.5%		45.2%
-Kirin County	21.6%		44.8%
-Wancheng New World	-		59.9%
-No.79 Courtyard (Phase I)	41.6%		-
-Kirin Bay (Phase I)	40.5%		-

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. Revenues for the year ended of 2011 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the year ended December 31, 2011 was $64.4 million, an increase of $13.1 million, or approximately 25.4%, compared to $51.3 million for the same period of 2010.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $27.2 million and $4.8 million, respectively, representing 42.3% and 7.5% of total revenue earned in the year ended December 31, 2011. These two projects become our new sources of revenue.

Kirin Bay is a three-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay will also feature kindergarten, a primary school, hotel, office buildings and apartments.  As of the filing date of this registration, we have obtained necessary government approvals, including Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011), for Kirin Bay (Phase I).

We bought the land use right of Kirin Bay in 2009 and incurred land use right acquisition cost from that year. We also started the land cleanup preparation work such as the demolishment and relocation in 2010 and early 2011, which resulted relevant cost as well. We also incurred cost related to the planning of the project as well as government levied tax and fees prior to the fourth quarter of 2011.

 No. 79 Courtyard is a project positioned as a high-end residential development with some mixed commercial use, which covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of the filing date of this registration, we have obtained necessary government approvals, including Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011), for 79 Courtyard (Phase I).

We bought the land use right of No. 79 Courtyard in 2007 and incurred land use right acquisition cost from year 2008 to 2011. We also started the land cleanup preparation work such as the demolishment and relocation in 2010 and early 2011, which resulted relevant cost as well. We also incurred cost related to the planning of the project as well as government levied tax and fees prior to the fourth quarter of 2011.

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I) and Kirin Bay (Phase I). We also commenced to construct Kirin County’s shopping arcade, which is supposed to be delivered complementing Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we did not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits before July 2012. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the year ended December 31, 2011 were $44.1 million, an increase of $16.0 million, or approximately 56.9%, compared to $28.1 million for the same period of 2010.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit.  Gross profit for the year ended December 31, 2011 was $20.3 million (gross margin ratio: 31.5%) compared to $23.2 million (gross margin ratio: 45.2%), for the same period of 2010.  Commercial units offer higher margin than residential units and garage. We relied more on pre-sale of residential units than on commercial to generate profit in 2011than in 2010.  We also revisited overall cost budget of Kirin County project, concluded that additional costs are required in order to complete the project, and increased cost of sales of Kirin County project to reflect this change of estimate.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the year ended December 31, 2011 and 2010:

	Total GFA	POC as of December 31,		Contract sold as of December 31,		Revenue recognized for the year ended December 31,
		2011	2010	2011	2010	2011	2010
Kirin County(1)	203,516	94.3%	63.0%	112,448,853	91,412,957	32,365,381	49,820,586
Wancheng New World	54,829	100.0%	100.0%	28,998,255	28,998,255	-	1,524,413
No.79 Courtyard (Phase I)	126,866	62.8%	-	45,975,163	-	27,202,573	-
Kirin Bay (Phase I)	141,677	26.9%	-	16,616,189	-	4,815,989	-
Total	526,888	-	-	204,038,460	120,411,212	64,383,943	51,344,999

(1) Kirin County’s percentage-of-completion as of December 31, 2010 has been adjusted from 71.2% as reported in our 2010 Form 10-K to 63% taking into accounts the total costs estimate of adjacent shopping arcade.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the year ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011			2010
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$12,455,275	17,833	$698	$9,430,416	15,240	$619
-commercial (4)	7,088,127	7,808	908	24,277,165	11,029	2,201
-garage	1,492,494	4,793	311	621,443	2,180	285
Wancheng New World
-residential	-	-	-	560,575	1,098	511
-commercial	-	-	-	1,107,883	621	1,784
No.79 Courtyard (Phase I)
-residential	41,946,124	42,521	986	-	-	-
-commercial	367,192	79	4,637	-	-	-
-garage	3,661,847	5,362	683	-	-	-
Kirin Bay (Phase I)
-residential	16,220,035	25,143	645	-	-	-
-commercial	-	-	-	-	-	-
-garage	396,154	1,276	310	-	-	-
Total	83,627,248	104,815	798	35,997,482	30,168	1,193

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2011.

Operating Expenses.  Operating expenses for the year ended December 31, 2011 were $6.6 million, an increase of $4.2 million, or 172.5%, from $2.4 million for the year ended December 31, 2010. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the year of 2011 compared with the same period of 2010.  As discussed before, we expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases.  Professional fees also increased as a result of becoming a listed company in the year 2011.

	Years Ended December 31,
	2011		2010
		% of Expenses		% of Expenses
Operating expenses	$6,559,999	100.0%	$2,407,428	100.0%
Selling expenses	2,797,751	42.6%	1,003,302	41.7%
Advertising expense	1,374,867	21.0%	456,693	19.0%
Staff salaries	464,220	7.1%	163,958	6.8%
Office and Administrative expenses	958,664	14.6%	382,651	15.9%
General and administrative expenses	3,762,248	57.4%	1,404,126	58.3%
Staff salaries	1,352,964	20.6%	498,052	20.7%
Professional expenses	313,679	4.8%	18,233	0.8%
Office and Administrative expenses	2,095,605	31.9%	887,841	36.9%

•
Advertising Expenses. Our advertising expenses increased from $0.5 million for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects which are currently in their construction stage. The advertising expenses are expected to further increase as we advance our No.79 Courtyard and Kirin Bay projects.

•
Staff Salaries. For the year ended December 31, 2011 and December 31, 2010 our total selling and administrative staff expenses were $1.8 million and $0.7 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our property management company. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  The expenses are expected to continue increasing in the near future as sales and later phases of the No.79 Courtyard and Kirin Bay projects proceed. The near completion of Kirin County also increased our need for property service, and consequently more related staffers were hired.

•
Professional Expenses. Because the Company became a SEC reporting company in the year of 2011, the professional fees for the auditing, legal and other third party professional expenses increased dramatically. For the years ended December 31, 2011 and December 31, 2010 our professional expenses were $0.3 million and $0.02 million, respectively.

•
Office and Administrative Expenses.  Office and administrative expenses increased from $1.3 million to $3.1 million for the years ended December 31, 2010 and December 31, 2011. This is due to additional expenses such as office supplies costs, traveling, and communication fees.

Interest Expense.  Our interest expense was $2.5 million for the year ended December 31, 2011, an increase of $1.6 million, or 179.6%, from $0.9 million for the year ended December 31, 2010. The increase was mainly due to the Company’s new secured loans totaling $31.5 million in the year ended December 31, 2011. We expect there will be an elevated level of interest expense associated with the development of new projects in the future. For the year ended December 31, 2011, we capitalized $0.9 million interest expense as our property development costs.

Income Taxes.  Income taxes for the year ended December 31, 2011 totaled $7.7 million, a decrease of $1.3 million or 14.3% from $9.0 million for the year ended December 31, 2010.

Net Income.  Net income for the year ended December 31, 2011 was $10.2 million compared to $20.9 million in the year ended December 31, 2010, a decrease of $10.7 million or 51.4%. This decrease was principally due to the decrease of gross profit, and the increases in operating expenses and interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Years Ended December 31,
	2011	2010
Net cash used in operating activities	$(24,198,145)	$(28,470,076)
Net cash used in investing activities	(95,759)	(167,090)
Cash flows provided by financing activities	28,377,796	27,727,921
Effect of exchange rate changes on cash and cash equivalent	284,972	335,451
Net increase/(decrease) in cash and cash equivalents	4,368,864	(573,794)
Cash and cash equivalents - beginning of year	6,233,301	6,807,095
Cash and cash equivalents - end of year	10,602,165	6,233,301

We had a balance of cash and cash equivalents of $10.6 million as at December 31, 2011 compared to $6.2 million as at December 31, 2010. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $24.2 million for the year ended December 31, 2011, compared to net cash used in operating activities of $28.5 million for the year ended December 31, 2010, a decrease of $4.3 million. The decrease in net cash used for operating activities was primarily due to the following:

•
We collected installment payments from customers totaling $16.0 million in the year ended December 31, 2011, compared to credit extended to our customers totaling $21.9 million in the same period of 2010.  This change in revenue in excess of billings increased cash flow from operating activities by $37.9 million;

•
We expended $93.1 million for real properties and land lots under development (net of accounts payable) in the year of 2011.  In the same period of 2010, we spent $46.6 million on our projects.  This accounts for $46.4 million in additional cash outflow from operating activities;

•
We received $4.4 million customer deposits in the year ended December 31, 2011, compared to $7.1 million received in the year ended December 31, 2010, which led to a $2.7 million decrease in net cash inflow from operating activities;

•
We utilized a $3.2 million earned government grant in the year of 2011 to repay working capital provided by one of our stockholder, which was reflected as a decrease in receivable from equity owners.  For the year ended December 31, 2011, we retained a $3.4 million earned government grant for future use, which was recorded as an increase in receivable from equity owners.  This resulted in an outflow of $11 million in net cash flow from operating activities;

•
Changes in prepayments provided $0.4 million cash inflow for the year ended December 31, 2010.  In the same period of 2011, changes in prepayments contributed $4.1 million cash outflow.  This was mainly due to $3.1 million cash outflow in stock subscription prepaid for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. in 2011, and $1.4 million decrease in prepaid business tax, land appreciation tax, and advances to suppliers for our projects, which we expect to realize profit in the near future.

Investing Activities. Net cash used in investing activities was $0.1 million for the year ended December 31, 2011, compared to net cash of $0.2 million used in investing activities for the year ended December 31, 2010, represented a decrease of $0.1 million or 42.7%. This represent capital used for purchase of equipment during the year ended December 31, 2011.

Financing Activities. Net cash provided by financing activities was $28.4 million for the year ended December 31, 2011, compared to $27.7 million for the year ended December 31, 2010. This was mainly due to 1) $31.5 million net increase of loans we secured in 2011, compared with $17.1 million increased in bank loans in the year ended December 31, 2010; 2) $3.9 million decrease of repayments of due to stockholder and payment for due from a stockholder for the year ended December 31, 2011 compared with $3.7 million increase for the year ended December 31, 2010; 3) Net proceeds from issuance of investment units increased $2.3 million for the year ended December 31, 2011.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the year ended of December 31, 2011.

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$50,435	$42,579	$7,856
Costs of land use rights	17,126	17,126	-
Non-cancellable construction contract obligations	84,481	48,771	35,710
Total	152,042	108,476	43,566

Customers’ down payments and installments provide a significant portion of our cash inflows.  We may also acquire additional cash by raising funds through new borrowings, refinancing of existing borrowings, public or private sales of equity securities, or a combination of one or more of the above; however, there can be no absolute assurance that our internally generated cash flows and external financing will be sufficient to meet our contractual and financing obligations in a timely manner.

As of December 31, 2011, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $84.5 million.

Material Financial Obligations

Loans Payable

As of the year ended of December 31, 2011 our total loan balance was $50.4 million.

In April 2010, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $18,382,640 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is collateralized with the Kirin County land use rights held by Xingtai Zhongding.  As of December 31, 2011, these loans’ effective interest rate was 7.79% per annum.

In January 20, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $20,425,158 with Xingtai Yejin Branch, Industrial and Commercial Bank of China with maximum terms ranging from 12 to 16 months in maximum. The loan is collateralized with the No.79 Courtyard land use rights as collateral. As of December 31, 2011, $8,327,180 of the loan had been drawn, with effective interest rates ranged from 9.645% to 10.24% per annum.

In January 11, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $12,569,238 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 month maximum term. The loan is collateralized with the No.79 Courtyard land use rights.  These loans’ effective interest rate was 10.58% per annum as at December 31, 2011.

On June 19, 2011, one of our VIE, Hebei Zhongding Real Estate Development Co., Ltd., procured a bank loan in the amount of $2,356,749 from Xingtai Chengjiao Rural Credit Cooperative Union Association, and per the request of the lender, the Company asked three individuals (Mr. Guo Jianfeng, Chairman of the Board of Directors, Mr. Hu Longlin, Chief Executive Officer and a former Director) to borrow the said amount from the lender first and then transferred the loan to the Company.  The Company will use the loan and will born all the interests cost thereof. The loan was guaranteed by Hebei Zhongding, with an interest rate of 12.62% per annum.

On October 8, 2011, one of our subsidiaries, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $3,142,332 with an unrelated individual with a 6 month term.  This loan’s interest rate was 15.6% per annum.  There is no guaranty for this loan.

On December 22, 2011, one of our VIE, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $942,700 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

On December 30, 2011, one of our subsidiaries, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,713,498 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. There is no guaranty for this loan.

Related Party Transactions and Balances

(1) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160,000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2011 and 2010, accumulated earned government grant of RMB157,200,000 and RMB114,200,000 ($24,283,580 and $16,844,938, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 17 (2)).  As at December 31, 2011, the Company had $3,477,052 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

(2) Working capital provided by Jianfeng Guo

Jianfeng Guo, the controlling beneficiary owner and the Chairman of the Company, through various affiliate companies and individuals, provided working capital to the VIEs of the Company.  In addition to repay borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by Jianfeng Guo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have a specific repayment date.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIE. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$40,746,555	$45,340,797
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	(19,524,878)	(24,655,748)
Gross earned government grant held by a trust equity holder	(24,698,729)	(16,844,938)
Due to a stockholder/( Receivable from a trust equity owner)	$(3,477,052)	$3,840,111

As at December 31, 2011, the Company had receivable from a trust equity owner of $3,477,052, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.

As at December 31, 2009, the Company had a net receivable balance from Jianfeng Guo of $6,787,281, representing return of capital to Mr. Guo Jianfeng, and is reflected as a deduction of contributed capital.  Jianfeng Guo repaid the net receivable balance of $6,845,805 in full in 2010 (difference due to fluctuation of exchange rate.  Underlying RMB amounts are identical).  The prepayment is reflected as contribution of capital in the consolidated statements of stockholders’ equity and consolidated statements of cash flows.

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. Consequently, the Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction; (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). We will construct 1,818 units for Kong Village ,or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend all the auction and bidding process and acquire the vacated land.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  In December 2011, The FASB has issued ASU No. 2011-12, to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but management believes that these changes in presentation would not be likely to have a material impact on our financial statements.

Except for the above ASUs, FASB issued several ASUs – ASU 2011-01 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-27 of this Report and which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees as of March 30, 2012 are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Positions
Jianfeng Guo	37	Chairman of the Board of Directors
Longlin Hu	36	President and Chief Executive Officer, Director
Xin Zheng (Cindy)	33	Chief Financial Officer

Jianfeng Guo, age 37, Chairman of the Board of Directors
Mr. Guo has been the Chairman of Xingtai Zhongding and Hebei Zhongding since August 2008 and April 2006, respectively. He also serves as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd. since December 2004, an investment company headquartered in Beijing focusing on real estate development, land development and property service investment. Mr. Guo served as the Chairman of Board of Directors and General Manager of Xingtai Sanchao Real Estate Development Co., Ltd., a real estate development company in Xingtai City and the previous shareholder of Hebei Zhongding, from December 1995 to April 2006. He also worked as Director of Department II of Xingtai Real Estate Development Co., Ltd., a real estate development company in Xingtai City, from October 1994 to December 1995. Mr. Guo has more than twenty years of experience in senior management, enterprise investment, and real estate development operations. Mr. Guo is an MBA candidate at Asia International Open University (Macau).

Longlin Hu, age 36, President and Chief Executive Officer, Director
Mr. Hu currently serves as the Director and General Manager of Huaxia Kirin (Beijing) Investment Co., Ltd. since May 2010 and previously served as an independent director and strategic consultant to Huaxia Kirin from March 2008 to May 2010. Mr. Hu was the Director and Vice General Manager of Beijing Mainstreets Investment Group Corporation, a real estate development and investment company listed on the Shenzheng Stock Exchange in the PRC, from April 2005 to September 2010. Mr. Hu was the assistant Chairman and Chief Financial Officer of Neo-China Land Group (Holdings) Limited, a real estate development company listed on the Hong Kong Exchange, from October 2003 to December 2004. Prior to joining the Neo-China Land Group, Mr. Hu was the senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd., one of the major investment banks in China, from May 2000 to October 2003. He holds Bachelor and Master Degrees in Economics of Renmin University of China. Mr. Hu is also qualified as a Fellow of Life Management Institute.

Xin Zheng (Cindy), age 33, Chief Financial Officer
Ms. Zheng joined the Company in December 2009. Since September 2010, she has been employed in the Company’s finance department where she has had oversight of the Company’s accounting and financing matters. Prior to that, Ms. Zheng was employed as Marketing Director for both Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Hebei Zhongding Real Estate Development Co., Ltd, which through certain contractual arrangements, the Company controls. As Marketing Director, Ms. Zheng’s responsibilities included oversight of the Company’s marketing efforts. From May 2006 to December 2009, Ms. Zheng was employed in the Lighting Division of Philips, a Netherlands based fortune 500 company. Philips has generated approximately $9 billion dollars in revenue in China, where she was responsible for budgeting and financial planning for the northern China operations of Philip’s lighting division. From April 2004 to May 2006, Ms. Zheng was employed by Mercer Consulting in China where she engaged in management consulting and financial modeling for a variety of companies, including state and privately owned business. Ms. Zheng graduated from University of Bradford in the United Kingdom in February 2004 with a Master Degree in Finance Management.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Mr. Jianfeng Guo

●
Leadership and Management experience — has been the Chairman of Xingtai Zhongding and Hebei Zhongding since August 2008 and April 2006, respectively, and, since December 2004, has also served as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd.

●	Industry experience — has more than twenty years of experience in real estate development operations.

Mr. Longlin Hu

●
Leadership and Management experience — has been the Director and General Manager of Huaxia Kirin (Beijing) Investment Co., Ltd. since May 2010 and previously served as Director and Vice General Manager of Beijing Mainstreets Investment Group Corporation from April 2005 to September 2010.

●	Industry experience — has more than seven years of experience in real estate development operations.

●	Education — holds Bachelor and Master Degrees in Economics.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers fr fiscal 2011 and 2010.

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Longlin Hu (1)	2011	$90,000	$-	$-	$90,000
President and Chief Executive Officer	2010	$90,000	$-	$-	$90,000
Xin Zheng (Cindy)	2011	$60,000	$-	$-	$60,000
Chief Financial Officer	2010	$60,000	$-	$-	$60,000
Liam Rahman (2)	2011	$500	$-	$-	$500
Former President and Chief Executive Officer	2010	$6,000	$-	$-	$6,000

(1)
On March 1, 2011, we acquired Kirin China in a reverse acquisition transaction and, in connection with that transaction, Mr. Hu was appointed as our President and Chief Executive Officer. The amounts in this table reflect compensation awarded or paid by Kirin China to Mr. Hu in fiscal 2010. Mr. Hu’s employment with Kirin China commenced in 2010.

(2)	Mr. Rahman resigned as an executive officer of the Company on March 1, 2011. Prior to his resignation, he was the Company’s principal executive officer and principal financial officer.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2011.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2011 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2011 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On, March 1, 2011 we terminated our employment agreement with Mr. Rahman. We have no other employment agreements with any of our executive officers.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

On March 1, 2011, Mr. Jianfeng Guo was appointed as a member of the Board of Directors in connection with our reverse acquisition of Kirin China. In fiscal 2010, Kirin China paid a salary of $150,000 to Mr. Guo. In fiscal 2011, we paid a salary of $150,000 to Mr. Guo.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 28, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1506, South Building of China Overseas Plaza, No. 8 Guanghua Dongli Road, Chaoyang District, Beijing, 100020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Iwamatsu Reien	17,947,297	(1)	89.7%
Xiangju Mu	1,746,000	(2)	8.73%
Jianfeng Guo	14,455,297	(3)	72.26%
Longlin Hu	1,746,000	(4)	8.73%
All directors and executive officers as a group (1 person) (5)	1,746,000		8.73%

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
(2) Ms. Mu has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between her and Iwamatsu Reien. In addition, Ms. Reien has granted Ms. Mu exclusive voting rights with respect to the shares of Solid Wise held by Ms. Reien. Accordingly, Ms. Mu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Solid Wise. As of March 28, 2012, Ms. Mu has not elected to exercise this option.
(3) Mr. Guo has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien. In addition, Ms. Reien has granted Mr. Guo exclusive voting rights with respect to the shares of Prolific Lion held by Ms. Reien. Accordingly, Mr. Guo may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Prolific Lion. As of March 28, 2012, Mr. Guo has not elected to exercise this option.
(4) Mr. Hu has the right to purchase all of the outstanding shares of Valiant Power at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien. In addition, Ms. Reien has granted Mr. Hu exclusive voting rights with respect to the shares of Valiant Power held by Ms. Reien. Accordingly, Mr. Hu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Valiant Power. As of March 28, 2012, Mr. Hu has not elected to exercise this option.
(5) The Board of Directors, after reviewing the functions of all of our officers, both in terms of designated function and functions actually performed, has determined that only Mr. Hu is deemed to be an officer or executive officer of the Company for reporting purposes under Item 403 of Regulation S-K of the Securities Act.

Arrangements Pursuant to which a Change in Control May Occur

As discussed in this prospectus, Iwamatsu Reien has entered into Call Option Agreements with each of Mr. Guo, Mr. Hu and Ms. Mu pursuant to which Mr. Guo is entitled to purchase up to all of the outstanding shares of Prolific Lion Limited, Mr. Hu is entitled to purchase up to 100% of the outstanding shares of Valiant Power Limited and Ms. Mu is entitled to purchase up to 100% of the outstanding shares of Solid Wise Limited. A change in control of the Company may be deemed to have occurred if Mr. Guo, Mr. Hu and Ms. Mu, collectively, or in the case of Mr. Guo, individually, exercise, in part or in full, their respective options. None of Mr. Guo, Mr. Hu or Ms. Mu has exercised their respective options.

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

Prior to the reverse acquisition of Kirin China, Lisan Rahman, our former sole officer and director provided office space to us at no cost. On January 13, 2010 Mr. Rahman contributed $500 for general working capital in exchange for which he received 5,000,000 shares of our common stock. Mr. Rahman may be deemed to be a “promoter” of our Company, within the meaning of such term under the Securities Act, since he founded and organized the previous operations of the Company and, in connection with same, received more than 10% of our shares of common stock.

In 2009, Business Investment, a trust equity owner of Xingtai Zhongding, transferred two pieces of land use rights to Xingtai Zhongding as capital contribution to develop Kirin County project.  Business Investment acquired the land use rights through public auction organized by local government for a cash consideration of RMB187,200,000, or approximately $27,381,623.  The land use rights were transferred to Xingtai Zhongding at their original acquisition costs, and credited to Xingtai Zhongding’s entity-level paid-in capital and additional paid-in capital at $10,579,463 and $16,802,160, respectively.  In the consolidated statement of stockholders’ equity, this capital contribution was reflected as an increase of additional paid-in capital.

In 2008, a subsidiary of the Company, Xingtai Zhongding, was entitled to a government grant of $22,981,000.  Cash representing the grant has been transmitted to an escrow account held by Business Investment, and was available for Xingtai Zhongding’s drawdown in accordance with the construction progress of Kirin County project.  For the years ended December 31, 2010, 2009 and 2008, the Company was entitled to drawdown $9,293,749, $7,484,417 and nil earned government grant from Business Investment.  As at December 31, 2009, earned government available for drawdown was reflected as “Receivable from a trust equity holder”.  As at December 31, 2010, accumulated earned government grant of $16,844,938 was used to repay payments and working capital made by Mr. Guo Jianfeng, the controlling beneficiary owner of the Company.

In 2010, Mr. Guo, the controlling beneficial owner of the Company, paid $25,901,531 on behalf of the Company to a third party to acquire a piece of land use right for the development of No. 79 Courtyard project.

Mr. Guo, the controlling beneficial owner of the Company, through various affiliate companies and individuals, provided working capital to and/or withdrew funds from the Company and/or the Operating Companies from time to time. At each year end, such affiliate companies and individuals owning receivable balances from and/or payable balances to the Company and/or the Operating Companies on Mr. Guo’s behalf, reassigned their balances to Mr. Guo pursuant to existing arrangements entered into between Mr. Guo, related affiliate companies and individuals, and the Company and/or the Operating Companies, subsequent to year-ends.

As at December 31, 2010, the Company had a net payable balance to Mr. Guo Jianfeng of $3,840,111.  This balance was unsecured, interest-free and did not have a specific repayment date.  As at December 31, 2009, the Company had a net receivable balance from Mr. Guo Jianfeng of $6,787,281, representing return of capital to Mr. Guo Jianfeng, and is reflected as a deduction of contributed capital.  In consolidated statements of cash flows, it was reflected as return of capital of $6,783,630 for the year ended December 31, 2009 and contribution of capital of $6,845,805 for the year ended December 31, 2010 when it was repaid (differences in dollar amount were due to annual weighted average exchange rates were used to prepare consolidated statements of cash flows)

On December 22, 2010, Kirin Management, our indirect wholly-owned subsidiary, entered into a series of Contractual Arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of Hebei Zhongding and Xingtai Zhongding and their respective shareholders. Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with Hebei Zhongding and the terms and conditions of the Contractual Arrangements with Xingtai Zhongding are the same.

For the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2011 and 2010, accumulated earned government grant of RMB157,200,000 and RMB114,200,000 ($24,283,580 and $16,844,938, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development.  As at December 31, 2011, the Company had $3,477,052 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

Jianfeng Guo, through various affiliate companies and individuals, provided working capital to and/or withdrew fund from the Company from time to time. At each quarter and year end, affiliate companies and individuals which have receivable balances from and/or payable balances to the Company on Jianfeng Guo’s behalf, reassigned their balances to Jianfeng Guo pursuant to existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company. As at December 31, 2011, the Company had receivable from a trust equity owner of $3,477,052, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.

As at December 31, 2009, the Company had a net receivable balance from Jianfeng Guo of $6,787,281, representing return of capital to Mr. Guo Jianfeng, and is reflected as a deduction of contributed capital.  Jianfeng Guo repaid the net receivable balance of $6,845,805 in full in 2010 (difference due to fluctuation of exchange rate.  Underlying RMB amounts are identical).  The prepayment is reflected as contribution of capital in the consolidated statements of stockholders’ equity and consolidated statements of cash flows.

Director Independence

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Guo is not considered independent because he received compensation from Kirin China in excess of $150,000 in fiscal 2009. Mr. Hu is not considered independent because he is an executive officer of the Company. Mr. Liu is considered independent in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the Commission.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and February 28, 2011, we were billed approximately $162,500 and $7,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2011 and February 28, 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and February 28, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and February 28, 2011.

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

The audited balance sheet of the Company as of December 31, 2011 and February 28, 2011, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum Bernstein & Pinchuk LLP, independent auditors, are filed herewith.

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

Exhibit Number		Description
2.1		Share Exchange Agreement, dated March 1, 2011, by and among the Company, the Company’s former principal stockholder, Kirin China and the former principal shareholders of Kirin China. (2)
3.1	(a)	Articles of Incorporation (1)
	(b)	Certificate of Amendment to Articles of Incorporation (1)
	(c)	Certificate of Amendment to Articles of Incorporation (3)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (3)
3.2		By-Laws (1)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Form of Series C Warrant (4)
10.1		Form of Subscription Agreement (2)
10.2		Contribution and Assumption Agreement, dated March 1, 2011, by and between the Company and Ciglarette International, Inc. (2)
10.3		Agreement of Sale, dated March 1, 2011, by and between the Company and Lisan Rahman (2)
10.4
Entrusted Management Agreement between shareholders of Xingtai Zhongding Ji Ye Real Estate Development Co., Ltd., Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (5)

10.5
Entrusted Management Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd., Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (5)

10.7		Shareholders’ Voting Proxy Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (5)
10.8		Shareholders’ Voting Proxy Agreement between shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (5)
10.9
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Xingtai Zhongding Jiye Real Estate Development Co., Ltd. [English Translation] (5)

10.10
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Hebei Zhongding Real Estate Development Co., Ltd. [English Translation] (5)

10.11		Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (5)
10.12		Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (5)
10.13		Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (5)
10.14		Securities Escrow Agreement (2)
10.15		Make Good Escrow Agreement (5)
10.16		Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (5)
10.17		Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (5)
10.18		Loan Agreement with Industrial and Commercial Bank of China [English Translation] (6)
10.19		Loan Agreement with Rural Credit Cooperative Union [English Translation] (7)
10.20		Trust Agreement between Jianfeng Guo and Liping Bi [English Translation] (7)
10.21		Trust Agreement between Jianfeng Guo and Jianfei Guo [English Translation] (7)
10.22		Trust Agreement between Jianfeng Guo and Jianhe Guo [English Translation] (7)
10.23		Trust Agreement between Jianfeng Guo and Liying Li [English Translation] (7)
10.24		Trust Agreement between Jianfeng Guo and Yuelai Xie [English Translation] (7)
10.25		Trust Agreement between Jianfeng Guo and Qilin Huaxia [English Translation] (7)
10.26		Trust Agreement between Jianfeng Guo and Li Zhao [English Translation] (7)
10.27		Loan Agreement with Rural Credit Cooperative Union, dated June 19, 2011 [English Translation]
10.28		Loan Agreement with Haijun Zhao, dated October 8, 2011 [English Translation] (6)
10.29		Loan Agreement with Rural Credit Cooperative Union, dated December 22, 2011 [English Translation]
10.30		Loan Agreement with Kong Village Committee, dated December 30, 2011 [English Translation]
31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.
(2) Incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.
(3) Incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 16, 2011.
(4) Incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on July 22, 2011.
(5) Incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.
(6) Incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on July 25, 2011.
(7) Incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

By:	/s/ Longlin Hu
President and Chief Executive Officer

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianfeng Guo	Chairman of the Board of Directors	March 30, 2012
Jianfeng Guo

/s/ Longlin Hu	President, Chief Executive Officer and Director	March 30, 2012
Longlin Hu

/s/ Xin Zheng	Chief Financial Officer	March 30, 2012
Xin Zheng

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Kirin International Holding, Inc.

We have audited the accompanying consolidated balance sheet of Kirin International Holding, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Marcum Bernstein & Pinchuk LLP
New York, New York

March 30, 2012

NEW YORK OFFICE • 7 Penn Plaza  • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Kirin China Holding Limited

We have audited the accompanying consolidated balance sheet of Kirin China Holding Limited (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Bernstein & Pinchuk LLP

New York, New York

April 27, 2011, except for revised disclosures Note 1(2), Note 4, Note 11, Note 17, and Note 18, which are dated October 4, 2011

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$10,602,165	$6,233,301
Restricted cash	1,750,381	1,563,027
Accounts receivable	1,374,770	1,626,592
Revenue in excess of billings	6,959,199	22,395,290
Prepayments	6,418,807	2,161,176
Other receivables	2,532,185	3,324,533
Receivable from a trust equity owner (Note 17(2))	3,477,052	-
Real estate properties and land lots under development	190,721,077	92,419,336
Property and equipment, net	255,878	230,475
Deferred tax assets	26,295	85,452
Total assets	$224,117,809	$130,039,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$36,987,211	$1,266,428
Income taxes payable	70,158	22,152
Other taxes payable	9,080,254	2,936,728
Due to a stockholder	-	3,840,111
Other payables and accrued liabilities	7,933,901	6,509,337
Customer deposits	27,707,267	22,417,416
Loans payable	50,434,427	19,208,083
Deferred tax liabilities	7,724,474	5,389,536
Total liabilities	139,937,692	61,589,791

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,560,016 and 18,547,297 shares issued and outstanding on December 31, 2011 and December 31, 2010, respectively	2,056	1,855
Additional paid-in capital	36,698,450	33,964,995
Statutory reserve	424,833	407,537
Retained earnings	40,982,927	30,849,088
Accumulated other comprehensive income	6,071,851	3,225,916
Total stockholders’ equity	84,180,117	68,449,391
Total liabilities and stockholders’ equity	$224,117,809	$130,039,182

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010

Revenue from real estate sales, net	$64,383,943	$51,344,999
Cost of real estate sales	44,119,844	28,125,753
Gross profit	20,264,099	23,219,246

Operating expenses
Selling expenses	2,797,751	1,003,302
General and administrative expenses	3,762,248	1,404,126

Total operating expenses	6,559,999	2,407,428

Income from operations	13,704,100	20,811,818

Other income (expense)
Sale of land use right, net	-	658,533
Government grant	6,642,455	9,293,749
Interest expense	(2,504,857)	(895,840)

Total other income	4,137,598	9,056,442

Income before income taxes	17,841,698	29,868,260

Income taxes expense	7,690,563	8,974,656

Net income	$10,151,135	$20,893,604

Other comprehensive income
Foreign currency translation adjustment	2,845,935	2,019,412

Comprehensive income	$12,997,070	$22,913,016

Basic and diluted earnings per share	$0.51	$1.13
Basic and diluted weighted average shares outstanding	20,013,113	18,547,297

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common shares		Additional paid-in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	number of shares	amount
Balance at January 1, 2010	18,547,297	1,855	27,119,190	264,887	10,098,134	1,206,504	38,690,570
Contribution of capital (Note 17(2))	-	-	6,845,805	-	-	-	6,845,805
Net income	-	-	-	-	20,893,604	-	20,893,604
Transfer to statutory reserve	-	-	-	142,650	(142,650)	-	-
Foreign currency translation adjustment	-	-	-	-	-	2,019,412	2,019,412
Balance at December 31, 2010	18,547,297	1,855	33,964,995	407,537	30,849,088	3,225,916	68,449,391

Shares of former Ciglarette, Inc. stockholders deemed to be issued in the recapitalization (Note 1(1))	296,703	29	(29)	-	-	-	-
Issuance of investment units in the Offering	676,016	68	2,331,588	-	-	-	2,331,656
Shares issued to placement agent in connection with the Offering of investment units	920,000	92	(92)	-	-	-	-
Stock-based compensation (Note 14)	120,000	12	401,988	-	-	-	402,000
Net income	-	-	-	-	10,151,135	-	10,151,135
Transfer to statutory reserve	-	-	-	17,296	(17,296)	-	-
Foreign currency translation adjustment	-	-	-	-	-	2,845,935	2,845,935
Balance at December 31, 2011	20,560,016	$2,056	$36,698,450	$424,833	$40,982,927	$6,071,851	$84,180,117

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$10,151,135	$20,893,604
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	79,580	54,745
Stock-based compensation	402,000	-
Deferred tax expense	2,151,391	4,633,802
Changes in operating assets and liabilities
Restricted cash	(124,542)	(1,258,996)
Accounts receivable	309,677	(1,573,045)
Revenue in excess of billings	16,031,483	(21,843,730)
Prepayments	(4,103,572)	403,013
Other receivables	901,039	(2,167,182)
Receivable from a trust equity owner	(3,418,608)	7,553,015
Real estate properties held for sale	-	596,437
Real estate properties and land lots under development	(93,121,703)	(46,638,292)
Accounts payable	35,072,030	449,395
Income taxes payable	46,354	(735,305)
Other taxes payable	5,928,165	648,127
Other payables and accrued liabilities	1,152,183	3,376,265
Customer deposits	4,345,243	7,138,071

Net cash used in operating activities	(24,198,145)	(28,470,076)

Cash flows from investing activities:
Purchases of equipment	(95,759)	(167,090)

Cash flows from financing activities:
Proceeds from loans	31,513,043	17,136,580
Repayment of a loan	(1,544,757)	-
Net proceeds from investment units issued	2,331,656	-
Contribution of capital (Note 17(2))	-	6,845,805
Proceeds from due to a stockholder	-	3,745,536
Repayments of due to a stockholder	(3,922,146)	-
Net cash provided by financing activities	28,377,796	27,727,921

Effect of exchange rate changes on cash and cash equivalents	284,972	335,451
Net increase (decrease) in cash and cash equivalents	4,368,864	(573,794)

Cash and cash equivalents - beginning of the year	6,233,301	6,807,095

Cash and cash equivalents - end of the year	$10,602,165	$6,233,301

Supplementary cash flow information
Cash paid for income tax	$20,973	$793,657
Cash paid for interest expense	$3,391,963	$773,947

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE CONSOLIDATEDFINANCIAL STATEMENTS

Note 1 – Organization, Variable Interest Entities and Description of Business

(1) Organization

Kirin International Holding, Inc. (the “Company”, formerly known as Ciglarette, Inc., or “Ciglarette” before it changed to its current name on March 10, 2011) was incorporated on December 23, 2009 under the laws of the State of Nevada.  The Company was a development stage company and has not generated significant revenue since inception to March 1, 2011.

On March 1, 2011 (the “Closing Date”), the Company entered into a Share Exchange Agreement by and among (i) the Company, (ii) the Company’s principal stockholder, (iii) Kirin China Holding Limited, a company established under the laws of British Virgin Islands on July 6, 2010 (“Kirin China”), and (iv) the former shareholders of Kirin China, pursuant to which the former shareholders of Kirin China transferred to the Company all of their shares of Kirin China in exchange for the issuance of 18,547,297 shares of the Company’s common stock, which represented 98.4% of the Company’s total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).  As a result of the Share Exchange, Kirin China became the Company’s wholly-owned subsidiary.

The Share Exchange has been accounted for as a recapitalization, whereby the Company is deemed to be the legal acquirer and Kirin China is the accounting acquirer (legal acquiree). The financial statements before the date of the Share Exchange are those of Kirin China with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share has been retroactively restated to reflect the reverse acquisition and no goodwill was recorded.

On the Closing Date, and immediately prior to the Share Exchange, the Company entered into a Contribution and Assumption Agreement with Ciglarette International, Inc., a 80%-owned subsidiary, pursuant to which the Company contributed substantially all of its assets to Ciglarette International, Inc., and Ciglarette International, Inc. assumed all of the Company’s debts and other liabilities (the “Reorganization”). In addition, on the Closing Date, the Company entered into an agreement of sale (the “Agreement of Sale”) with Lisan Rahman, former principal shareholder (“Rahman”), pursuant to which the Company sold to Rahman all of the shares of Ciglarette International, Inc.’s common stock owned by the Company in exchange for the cancellation of 2,500,000 shares of the Company’s common stock owned by Rahman (the “Spin-Out”).  Rahman also waived any and all rights and interests he has, had or may have with respect to such cancelled shares. The Reorganization and Spin-Out were consummated immediately prior to the Share Exchange. The Reorganization was consummated immediately prior to the Spin-Out.

Furthermore, immediately prior to the Share Exchange and immediately following the Spin-Out, 3,094,297 shares of the Company's common stock then outstanding were cancelled and retired.  Kirin China deposited $50,000 into an escrow account which amount was paid to the former owners of the cancelled shares as a result of the Share Exchange having been consummated.

On the Closing Date and immediately following the Share Exchange, and on July 15, 2011, the Company completed an initial and the second closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of four (4) shares of common stock, a three-year series A warrant to purchase one (1) share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase one (1) share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 169,004 Units were sold in the Offering for gross proceeds to the Company of $3,380,080.  The Company received $2,331,656 net proceeds from the Offering after deducting related issuance costs.  As a result of the Offering, the Company issued an aggregate of 676,016 shares of common stock (the “Shares”) and warrants to acquire an aggregate of 338,008 shares of our common stock to the investors in the Offering (the “Purchasers”).

In connection with the Offering, the Company issued 920,000 shares of common stock to the placement agent.  The Company also issued warrants to acquire an aggregate of 54,082 shares of the company’s common stock (the “Agent Warrants”) to the placement agent.  The Agent Warrants are exercisable for a period of five years from the original issuance date with an exercise price of $5.00 per share.

The exercise prices of both the Investor Warrants and the Agent Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Kirin China owns all of the share capital of Kirin Huaxia Development Limited (“Kirin Development”), a Hong Kong company established on July 27, 2010, which owns all of the share capital of Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”), a wholly foreign owned enterprise in Shijiazhuang City, Hebei Province, the People’s Republic of China (the “PRC” or “China”).

Kirin China has the following Operating Companies in China:

•
Hebei Zhongding Real Estate Development Co. Ltd., (“Hebei Zhongding”).  Hebei Zhongding was incorporated in the name of Xingtai Zhongchao Real Estate Company Limited as a limited liability company under the laws of the PRC on April 7, 2004, and was transformed into a limited liability corporation, changing its name to Hebei Zhongding Real Estate Development Co., Ltd. on July 16, 2007. Hebei Zhongding authorized and issued 45,000,000 shares at Renminbi (RMB) 1 ($0.1207) per share. Share capital of approximately $5,430,517 was fully paid by Jianhe Guo, Jianfei Guo, Li Zhao, Liying Li and Liping Bi (collectively referred to as “Hebei Zhongding Trustees”).

•
Xingtai Zhongding Jiye Real Estate Development Co., Ltd. (“Xingtai Zhongding”).  Xingtai Zhongding was established by Xingtai Business Investment Co., Ltd. (“Business Investment”) for a fully paid registered capital of $1,096,187 on August 7, 2008. On March 5, 2009, Xingtai Zhongding increased its registered and paid-in capital to $11,701,936 by contributions in forms of land use rights.  Business Investment is wholly owned by Huaxia Kirin (Beijing) Technology Development Co., Ltd., which is subsequently owned by Jianfeng Guo (8%) and Liping Bi (92%, spouse of Jianfeng Guo).  On December 31, 2009, Business Investment transferred its ownership in Xingtai Zhongding to Jianfeng Guo (51%), Haifeng Liu (41%) and Yuelai Xie (8%).  On June 9, 2010, Haifeng Liu transferred his shareholding in Xingtai Zhongding to Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd.  Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. and Yuelai Xie are collectively referred to as “Xingtai Zhongding Trustees”.

Pursuant to trust agreements entered into between Jianfeng Guo and each of Hebei Zhongding Trustees and Xingtai Zhongding Trustees, Jianfeng Guo is deemed to be the beneficiary owner of all the shares of Hebei Zhongding and Xingtai Zhongding.

Hebei Zhongding and Xingtai Zhongding are collectively referred to as the “Operating Companies”.

The Operating Companies have following subsidiaries:

•
Xingtai Zhongding Construction Project Management Co., Ltd. was established on September 3, 2007 by Hebei Zhongding with 80% direct ownership, and Jianhe Guo owning remaining 20% interest. Pursuant to a trust agreement entered into between Jianhe Guo and Xingtai Zhongding, Xingtai Zhongding is deemed to be the owner of all the shares of Xingtai Zhongding Construction Project Management Co., Ltd.;

•
Xingtai Zhongding Business Service Co., Ltd. (“Business Service”) was established as a limited liability corporation on July 29, 2008 in the name of Xingtai Zhongding Business Service Corporation Limited with authorized 6,000,000 shares at RMB1 per share. Share capital was fully paid up by Jianfeng Guo and other 10 individuals (“Other Initial Sponsors”).  Business Service subsequently transformed into a limited liability company. Pursuant to trust agreement between Jianfeng Guo and Other Initial Sponsors, Jianfeng Guo is deemed to be the sole beneficiary owner of all the shares of Business Service.  On July 1, 2009, Xingtai Zhongding acquired 100% of the equity interests of Business Service, from its predecessor equity holders for a purchase price of RMB 6,000,000 (approximately $876,000).  The acquisition is a business combination under common control; therefore the acquisition was accounted for using pooling-of-interest method. The acquired business and net assets were recorded at book value as if the business and the net assets have been owned by the Company from the earliest comparative period presented, the operations are combined from the earliest date. In 2011, Business Service changed its name to Xingtai Zhongding Kirin Real Estate Development Co., Ltd.;

•	On December 24, 2009, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Property Management Co., Ltd.;

•	On January 19, 2010, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Garden Project Co., Ltd.;

•	On December 6, 2010, Business Service established wholly-owned subsidiary Xingtai Hetai Real Estate Development Co., Ltd.;

•	On December 19, 2011, Huaxia Kirin (Beijing) Property Management Co., Ltd. established wholly-owned subsidiary Hebei Zhongding Property Service Co., Ltd.

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 82%, 9% and 9% of the shares of Kirin China. On November 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Jianfeng Guo, Longlin Hu and Xiangju Mu (collectively, the “Purchasers”) pursuant to which Jianfeng Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Longlin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. Specifically, (i) if the Operating Companies and their respective subsidiaries achieved net income of $1 million as calculated and audited in accordance with U.S. GAAP for the fiscal year ended December 31, 2009, each Purchaser will be entitled to purchase 40% of the outstanding shares of the applicable BVI Company; (ii) if the Operating Companies and their respective subsidiaries achieve net income of $2 million as calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the fiscal year ended December 31, 2010, each purchaser will be entitled to purchase 30% of the outstanding shares of the applicable BVI Company; (iii) if the Operating Companies and their respective subsidiaries achieve net income of $3 million in accordance with U.S. GAAP for the fiscal year ended December 31, 2011, each Purchaser will be entitled to purchase up to 30% of the remaining outstanding shares of the applicable BVI Company. In addition, if the Operating Companies and their respective subsidiaries achieve net income of $3 million in fiscal year 2010, each Purchaser shall have the right to purchase all shares of the applicable BVI Company at a consideration of $1.00 and the third condition shall be deemed as having been met. As of March 30, 2012, none of Jianfeng Guo, Longlin Hu or Xiangju Mu exercised this option.

Also pursuant to a Call Option Agreement between Iwamatsu Reien and Jianfeng Guo, Jianfeng Guo has been irrevocably granted the exclusive voting rights with respect to the shares of Prolific Lion Limited held by Iwamatsu Reien.  Accordingly, Jianfeng Guo may be deemed to beneficially own the Kirin China’s common stock owned by Prolific Lion Limited. Furthermore, Jianfeng Guo is empowered to appoint directors of Kirin China through Resolution of Shareholders, who manage the business and affairs of Kirin China, pursuant to the Memorandum and Articles of Association of Kirin China, and thereby effectively controls Kirin China, which subsequently controls Kirin Management through its ownership of Kirin Development.

(2) Variable Interest Entities

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

The VIE Agreements are summarized below:

Entrusted Management Agreement Pursuant to the Entrusted Management Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

Shareholders’ Voting Proxy Agreement Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the Operating Companies shareholders.  Mr. Guo is the sole member of the board of directors of Kirin Management.  There is no renewing clause in the Shareholders’ Voting Proxy Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, it shall become effective upon the execution by Kirin Management and the shareholders of the Operating Companies and shall not be terminated prior to the completion of acquisition of all of the shares in, or all assets or business of, the Operating Companies by Kirin Management.

Exclusive Option Agreement Under the Exclusive Option Agreement between Kirin Management, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies’ shareholders granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of the Operating Companies to the extent that such purchase does not violate any PRC law or regulations then in effect. If Kirin Management exercises its option, Kirin Management and the Operating Companies’ shareholders shall enter into further agreements regarding the exercise of the option, including the exercise price, which such additional agreements shall take into consideration factors such as the then applicable PRC laws and the then appraisal value of the Operating Companies.  The exercise price shall be refunded to Kirin Management or the Operating Companies at no consideration in a manner decided by Kirin Management, in its reasonable discretion. Since Kirin Management controls and receives the economic benefits of the Operating Companies through the Contractual Arrangements, exercising the option at this point will not result in any immediate additional benefit to the Company. Kirin Management will exercise the option when the Company believes that exercising the option would be more beneficial to it. The Exclusive Option Agreement was set up in this manner as currently foreign invested real estate enterprises are strictly controlled and heavily regulated by the PRC authorities. The Company thinks it will be subject to complex procedural requirements if it attempts to obtain approval for the acquisition of share equity or assets of the Operating Companies under the current PRC regulations.  There is no renewing clause in the Exclusive Option Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Exclusive Option Agreement, it shall be effective upon the execution by Kirin Management, the Operating Companies and the shareholders of the Operating Companies, and shall remain effective thereafter; the Exclusive Option Agreement may not be terminated without the unanimous consent of Kirin Management, the Operating Companies and the shareholders of the Operating Companies, except that Kirin Management may, by giving thirty days prior notice to the Operating Companies and the shareholders of the Operating Companies, terminate it.

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

Summary information regarding consolidated VIEs is as follows:

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$8,913,496	$6,233,301
Restricted cash	1,750,381	1,563,027
Accounts receivable	1,374,770	1,626,592
Revenue in excess of billings	6,959,199	22,395,290
Prepayments	6,418,807	2,161,176
Other receivables	2,241,279	3,324,533
Receivable from a trust equity owner	3,477,052	-
Real estate properties and land lots under development	190,721,077	92,419,336
Property and equipment, net	255,878	230,475
Deferred tax assets	26,295	85,452
Total assets	$222,138,234	$130,039,182

LIABILITIES

Accounts payable	$36,987,211	$1,266,428
Income taxes payable	70,158	22,152
Other taxes payable	9,080,254	2,936,728
Due to a stockholder	-	3,840,111
Other payables and accrued liabilities	7,932,058	6,509,337
Customer deposits	27,707,267	22,417,416
Long-term loans	50,434,427	19,208,083
Deferred tax liabilities	7,724,474	5,389,536
Total liabilities	$139,935,849	$61,589,791

None of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the years ended December 31, 2011 and 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $64,383,000 and $51,345,000, respectively, cost of sales of approximately $ 43,357,000 and $28,126,000, respectively, operating expenses of approximately $5,802,000 and $2,407,000, respectively, and net income of approximately $10,909,000 and $20,894,000, respectively.

(3) Description of operations

The Company is engaged in the development and sales of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, China.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP.  The consolidated balance sheets as of December 31, 2011 and 2010, and the consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years in two-year period ended December 31, 2011 include those of the Company and its subsidiaries and VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

Reporting Currency and Foreign Currency Translation

The Company’s functional currency is the United States dollar (“US$”). The functional currency of Kirin China and Kirin Development is US$.  The functional currency of the Company’s subsidiary and VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s subsidiary and VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

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

Revenue from the sales of completed properties and properties where the construction period is twelve months or less is recognized by the full accrual method when (a) sale is consummated; (b) the buyer’s initial and continuing involvements are adequate to demonstrate a commitment to pay for the property; (c) the receivable is not subject to future subordination; (d) the company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.  A sale is not considered consummated until (a) the parties are bound by the terms of a contract or agreement, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed. Fair value of buyer’s payments to be received in future periods pursuant to sales contract is classified under accounts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts.  The Company uses a cost-to-cost method to measure the ratio of completion.  Qualified construction quality supervision firms are engaged by the Company, as required by relevant laws and regulations in the PRC, to determine that pieces of construction completed by contractors have met predetermined quality and safety standards, and are eligible to be counted towards costs. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified under customer deposits.  Any losses incurred or identified on real estate transaction are recognized in the period in which the transaction occurs.

Except for the down payment, the rest of contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until the application for the mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers (see “Restricted cash”).  Such guarantees expire when customers have obtained House Ownership Certificate of their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

Real Estate Capitalization and Cost Allocation

Properties under development or held for sale consist of residential and commercial units under construction and units completed. Properties under development or held for sale are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grants

Government grants relating to real estate projects developed by the Company are recognized as other income when the Company has complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2011 and 2010, the Company recognized $6,642,455 and $9,293,749 grant income.  The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Jianfeng Guo, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at December 31, 2011, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2011 and 2010, $902,272 and $nil were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $1,750,381 and $1,563,027 as of December 31, 2011 and 2010, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the year ended December 31, 2011 and 2010 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2011 and 2010, the Company recorded an advertising expense of $1,374,867 and $384,978, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2011 and 2010, the Company retained $144,037 and $169,500 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the years ended December 31, 2011 and 2010, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense. No impairment of completed lots or land was recognized for the years ended December 31, 2011 and 2010.

Stock-Based Compensation

The Company adopted ASC 718 Stock Compensation.  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.  The fair value estimate is based on the share price and other pertinent factors.  The Company estimates forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  In December 2011, The FASB has issued ASU No. 2011-12, to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but management believes that these changes in presentation would not be likely to have a material impact on our financial statements.

Except for the above ASUs, FASB issued several ASUs – ASU 2011-01 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Accounts Receivable

	December 31,
	2011	2011

Receivable from sales of condominium units	$487,061	$567,879
Receivable from sales of land use rights	887,709	1,058,713

	$1,374,770	$1,626,592

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method. After customers made sufficient down payment, the Company recognizes related revenue. These receivable balances are unsecured and bear no interest.

Note 4 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin County project in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next twelve months.

Note 5 – Prepayments

Prepayments consisted of the following:

	December 31,
	2011	2010

Advances to suppliers and contractors	$1,658,920	$587,685
Financing service fees charged as prepaid interests	684,426	1,109,642
Prepaid stock subscription for a prospective investee	3,142,332	-
Excessive business tax and LAT liabilities	933,129	463,849

	$6,418,807	$2,161,176

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

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid $3,142,332 (RMB20,000,000) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 13), and is subject to the approval by China banking regulatory agencies.

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

Note 6 – Other Receivables

The components of other receivables were as follows:

	December 31,
	2011	2010

Working capital borrowed by contractors	$2,184,535	$1,503,503
Working capital borrowed by Kong Village Relocation Program (Note 7)	-	1,512,447
Others	347,650	308,583

	$2,532,185	$3,324,533

Working capital borrowings by contractors and Kong Village Relocation Program are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at December 31, 2011 and 2010.

Note 7 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	December 31,
	2011	2010

Properties under development
Kirin County (including adjacent shopping arcade)
Costs of land use rights	$7,528,534	$9,810,506
Other development costs	11,146,624	9,035,334
No. 79 Courtyard
Costs of land use rights	80,957,717	58,449,748
Other development costs	7,557,463	2,398,952
Kirin Bay
Costs of land use rights	42,446,312	12,724,796
Other development costs	4,239,332	-

Land lots under development	36,845,095	-

	$190,721,077	$92,419,336

As at December 31, 2011, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 13).

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future.

Note 8 – Accounts Payable

	December 31,
	2011	2010

Payables in relation to acquisitions of land use rights	$17,609,322	$-
Construction contractors	19,377,889	1,266,428

	$36,987,211	$1,266,428

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at December 31, 2011, payable to Huada Mining Co., Ltd. was $15,252,879.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At December 31, 2011, unpaid balance plus accrued interest was $2,356,443.  The Company capitalized the additional consideration in the costs land lots under development.

Note 9 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	December 31,
	2011	2010

Unrecognized tax benefit (Note 11(2))	$6,174,682	$4,318,008
Utility deposits from customers	1,507,034	913,196
Contract and bidding deposits	-	906,561
Others	252,185	371,572

	$7,933,901	$6,509,337

Note 10 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of December 31, 2011 and 2010, the Company received $27,707,267 and $22,417,416 deposits from customers, respectively.

Note 11 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to December 31, 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income tax expenses for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010

Current
EIT expense	$68,979	$47,235
Unrecognized tax uncertainty benefit (Note 11 (b))	1,660,614	2,323,422
LAT expense	3,809,579	1,970,197
Deferred tax expense - EIT Expense	2,151,391	4,633,802

	$7,690,563	$8,974,656

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010

EIT at the PRC statutory rate of 25%	$4,460,425	$7,467,065
LAT expense	3,809,579	1,970,197
EIT benefit of LAT	(952,395)	(492,550)
Deferred income tax valuation allowance	199,017	-
Permanent items	173,937	29,944

	$7,690,563	$8,974,656

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010

Unrecognized tax benefit, as the January 1	$4,318,008	$1,872,111
Increase due to government grant earned	1,660,614	2,323,422
Movement in current year due to foreign exchange rate fluctuation	196,060	122,475

Unrecognized tax benefit, as of December 31	$6,174,682	$4,318,008

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of December 31, 2011 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2007 to 2011 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2011 and 2010 are presented below.

	December 31,
	2011	2010

Deferred tax assets
Operating loss carry forward	$327,452	$418,116
Excess of interest expense	779,454	188,576
Excess of advertising expense	-	49,229
	1,106,906	655,921

Valuation allowance	(199,017)	-
Offsetting with deferred tax liabilities	(881,594)	(570,469)

Net deferred tax assets	$26,295	$85,452

Deferred tax liability
Revenue recognized based on percentage-of-completion	$8,606,068	$5,960,005
Offsetting with deferred tax assets	(881,594)	(570,469)

Net deferred tax liabilities	$7,724,474	$5,389,536

Note 12 – Other Taxes Payable

Other taxes payable consisted of the following:

	December 31,
	2011	2010

Business tax and related urban construction tax and education surcharge	$4,303,287	$2,905,065
Land Appreciation Tax	4,776,967	31,663

	$9,080,254	$2,936,728

Note 13 –Loans Payable

Loans payable as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$2,670,980	$2,571,162
Due December 8, 2012, at 7.79% per annum	7,855,830	7,562,237
Due March 8, 2013, at 7.79% per annum	3,456,565	3,327,384
Due March 8, 2013, at 7.79% per annum	4,399,265	4,234,852
	18,382,640	17,695,635

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)		-
Due March 3, 2012, at 10.24% per annum	1,571,166	-
Due June 3, 2012, at 9.635% per annum	4,713,498	-
Due September 3, 2012, at 9.635% per annum	2,042,516	-
	8,327,180

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2009 Loan”)
Due June 25, 2011, at 10.26% per annum		1,512,448
		1,512,448

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	2,356,749	-
	2,356,749	-

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)		-
Due December 5, 2012, at 10.58% per annum	10,526,812	-
Due December 6, 2012, at 10.58% per annum	2,042,516	-
	12,569,328	-

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Short-term Loan”)
Due December 21, 2012, at 13.12% per annum	942,700
	942,700

Loan from Kong Village Committee
Due December 29, 2012, at 14.4% per annum	4,713,498
	4,713,498
Loan from an unrelated individual
Due April 11, 2012, at 15.6% per annum	3,142,332
	3,142,332

	$50,434,427	$19,208,083

The loans’ terms are between one to three years and are all denominated in RMB.

Credit Union 2009 Loan, Credit Union 2011 Loan, and Syndicated Loans are fixed interest loans.  ICBC 2010 Loans and ICBC 2011 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2010 Loans, ICBC 2011 Loans and Syndicated Loans.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates.

As of December 31, 2011 and 2010, ICBC 2010 Loans, ICBC 2011 Loans and Syndicated Loans were secured by the Company’s real estate held for development with carrying value of $64,671,798 and $22,595,270, respectively.  Credit Union 2011 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of December 31, 2011, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

The aggregate maturities of loans payable for each of years subsequent to December 31, 2011 are as follows:

Year	Amount

2012	$42,578,598
2013	7,855,829

Loans payable	$50,434,427

Note 14 – Restricted Stock Compensation

On July 29, 2011, the Board of Directors approved an Employment Agreement with an employee.  In accordance with the Employment Agreement, the Company granted the employee 608,828 shares of restricted (“Restricted Stock Awards”).   Restricted Stock Awards are issued to the employee in five even installments at the beginning or in the interim of each year of five-year employment period.  Shares issued under Restricted Stock Awards in each year of the employment period cannot be disposed of or pledged until they are fully vested, which is the last day of the full service year and the employment is not terminated.  Unvested shares maybe reacquired by the Company for no consideration following the employee’s termination of service.

The fair value of the Restricted Stock Awards is based on the market value of the Company’s common stock on the date of grant.  Pre-vesting forfeiture is expected to be nil.  The Company records compensation costs for the Restricted Stock Awards on a straight-line basis over the employment period for the entire award.

Restricted Stock Awards activity as of and for the year ended December 31, 2011 is as follows:

	Shares	Grant Date Fair Value Per Share

Shares granted and outstanding as at December 31, 2011	608,828	$6.70

As of December 31, 2011, there was $3,677,148 of unrecognized compensation cost related to unvested Restricted Stock Awards.  This cost is expected to be recognized over a period of 4.5 years.  None of Restricted Stock Awards were vested during the years ended December 2011 or 2010.  The Company recognized $402,000 and $nil of share-based compensation expense related to the Restricted Stock Awards for the years ended December 31, 2011 and 2010.

Note 15 – Revenue

The Company’s revenue recognized under different methods for the years ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010

Percentage-of-Completion method
Kirin County (including adjacent shopping arcade)	$32,365,381	$49,820,586
No.79 Courtyard	27,202,573	-
Kirin Bay	4,815,989	-
Full accrual method
Wancheng New World	-	1,524,413

	$64,383,943	$51,344,999

Note 16 – Earnings per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

	Years Ended December 31,
	2011	2010

Net income	$10,151,135	$20,893,604
Basic and diluted earnings per share	$0.51	$1.13
Basic and diluted weighted average shares outstanding	20,013,113	18,547,297

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of December 31, 2011.

Note 17 – Related Party Transactions and Balances

(1) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160,000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2011 and 2010, accumulated earned government grant of RMB157,200,000 and RMB114,200,000 ($24,283,580 and $16,844,938, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 17 (2)).  As at December 31, 2011, the Company had $3,477,052 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

(2) Working capital provided by Jianfeng Guo

Jianfeng Guo, the controlling beneficiary owner and the Chairman of the Company, through various affiliate companies and individuals, provided working capital to the VIEs of the Company.  In addition to repay borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by Jianfeng Guo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have a specific repayment date.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIE. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$40,746,555	$45,340,797
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	(19,524,878)	(24,655,748)
Gross earned government grant held by a trust equity holder	(24,698,729)	(16,844,938)
Due to a stockholder/( Receivable from a trust equity owner)	$(3,477,052)	$3,840,111

As at December 31, 2011, the Company had receivable from a trust equity owner of $3,477,052, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.

As at December 31, 2009, the Company had a net receivable balance from Jianfeng Guo of $6,787,281, representing return of capital to Mr. Guo Jianfeng, and is reflected as a deduction of contributed capital.  Jianfeng Guo repaid the net receivable balance of $6,845,805 in full in 2010 (difference due to fluctuation of exchange rate.  Underlying RMB amounts are identical).  The prepayment is reflected as contribution of capital in the consolidated statements of stockholders’ equity and consolidated statements of cash flows.

Note 18 – Contingent Liabilities

As at December 31, 2011 and 2010, the Company provided approximately $22,426,000 and $10,426,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 19 – Statutory Reserve

In accordance with the PRC Company Law, the Company’s subsidiaries and VIEs in the PRC are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the subsidiaries and VIEs. Subject to certain restrictions set out in the PRC Company Law, the statutory reserves may be distributed to stockholders or owners in the form of share bonus issues to increase share capital, provided that the remaining balance after the capitalization is not less than 25% of the registered capital.

For the years ended December 31, 2011 and 2010, the Company’s VIEs appropriated statutory reserve in the amount of $17,296 and $142,650, respectively.

Note 20 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the years ended December 31, 2011 and 2010, the Company contributed $38,925 and $3,287, respectively.

Note 21 – Major Customers

The Company does not rely on any major customers as a source of sales. No single customer exceeds 10% of the Company’s revenue in excess of billings as of December 31, 2011, and the largest five customers accounted for 29% of revenue in excess of billings balance.

Note 22 – Subsequent Events

The Company has evaluated subsequent events through the insurance of the Consolidated Financial Statements and identified the following event:

On February 20, 2012, the Board of Directors approved an Employment Agreement with another employee.  The Company granted 182,650 shares of restricted stock to the employee, which carry the similar terms as the Restricted Stock Awards” disclosed in Note 14.  On the same day, 36,530 shares of unvested restricted stock were issued to the employee.