Form 10-Q
period 2012-03-31
Kirin International Holding, Inc.
filed 2012-05-21
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐    No    ☒

There were 20,560,016 shares of the Registrant’s common stock outstanding at May 21, 2012.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
MARCH 31, 2012

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2012.

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

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$10,030,834	$10,602,165
Restricted cash	2,111,636	1,750,381
Accounts receivable	1,067,244	1,374,770
Revenue in excess of billings	4,316,186	6,959,199
Prepayments	6,864,580	6,418,807
Other receivables	4,254,884	2,532,185
Receivable from a trust equity owner (Note 16(2))	3,498,403	3,477,052
Real estate properties and land lots under development	191,294,633	190,721,077
Property and equipment, net	319,606	255,878
Deferred tax assets	26,461	26,295

Total assets	$223,784,467	$224,117,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$34,318,289	$36,987,211
Income taxes payable	247,243	70,158
Other taxes payable	10,260,884	9,080,254
Other payables and accrued liabilities	9,700,252	7,933,901
Customer deposits	36,110,275	27,707,267
Loans payable	49,172,293	50,434,427
Deferred tax liabilities	5,626,199	7,724,474
Total liabilities	145,435,435	139,937,692

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,560,016 shares issued and outstanding on March 31, 2012 and December 31, 2011	2,056	2,056
Additional paid-in capital	36,899,450	36,698,450
Statutory reserve	424,833	424,833
Retained earnings	34,426,214	40,982,927
Accumulated other comprehensive income	6,596,479	6,071,851
Total stockholders’ equity	78,349,032	84,180,117
Total liabilities and stockholders’ equity	$223,784,467	$224,117,809

See notes to the consolidated financial statements

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$1,386,274	$3,200,469
Cost of real estate sales	7,223,451	2,247,006
Gross profit (loss)	(5,837,177)	953,463

Operating expenses
Selling expenses	468,021	300,000
General and administrative expenses	1,248,527	623,981

Total operating expenses	1,716,548	923,981

Income (loss) from operations	(7,553,725)	29,482

Other income (expenses)
Government grant	-	242,814
Interest expense	(447,106)	(625,001)

Total other expenses	(447,106)	(382,187)

Loss before income taxes	(8,000,831)	(352,705)

Income taxes benefit	(1,444,118)	(41,608)

Net loss	$(6,556,713)	$(311,097)

Other comprehensive income
Foreign currency translation adjustment	524,628	464,157

Comprehensive income (loss)	$(6,032,085)	$153,060

Basic and diluted loss per share	$(0.32)	$(0.02)
Basic and diluted weighted average shares outstanding	20,560,016	19,031,531

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Cash flows from operating activities:
Net loss	$(6,556,713)	$(311,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	22,083	18,571
Stock-based compensation	201,000	-
Deferred tax benefit	(2,148,683)	(75,606)
Changes in operating assets and liabilities
Restricted cash	(350,439)	(2,266,730)
Accounts receivable	316,450	(19,563)
Revenue in excess of billings	2,688,973	6,917,701
Prepayments	(405,471)	306,895
Other receivables	(1,709,762)	(1,583,760)
Receivable from a trust equity owner	640	-
Real estate properties and land lots under development	633,101	(30,895,635)
Accounts payable	(2,904,948)	17,652,703
Income taxes payable	176,769	(22,227)
Other taxes payable	1,124,017	(819,426)
Other payables and accrued liabilities	1,717,428	244,940
Customer deposits	8,233,739	5,130,419

Net cash provided by (used in) operating activities	1,038,184	(5,722,815)

Cash flows from investing activities:
Purchases of equipment	(84,185)	(40,906)

Cash flows from financing activities:
Proceeds from loans	-	11,941,413
Total repayment of a loan	(1,582,248)	-
Net proceeds from investment units issued	-	498,085
Repayments of due to a stockholder	-	(822,549)
Net cash provided by (used in) financing activities	(1,582,248)	11,616,949

Effect of exchange rate changes on cash and cash equivalents	56,918	511,479
Net increase (decrease) in cash and cash equivalents	(571,331)	6,364,707

Cash and cash equivalents - beginning of the period	10,602,165	6,233,301

Cash and cash equivalents - end of the period	$10,030,834	$12,598,008

Supplementary cash flow information
Cash paid for income tax	$-	$-
Cash paid for interest expense	$1,026,367	$406,573

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE CONSOLIDATEDFINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization, Variable Interest Entities and Summary of Significant Accounting Policies

(1) Organization

Kirin International Holding, Inc. (the “Company”, formerly known as Ciglarette, Inc.) was incorporated on December 23, 2009 under the laws of the State of Nevada.  The Company was a development stage company and has not generated significant revenue since inception to March 1, 2011.

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

On the Closing Date and immediately following the Share Exchange, and on July 15, 2011, the Company completed an initial and the second closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of four (4) shares of common stock, a three-year series A warrant to purchase one (1) share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase one (1) share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 169,004 Units were sold in the Offering for gross proceeds to the Company of $3,380,080.  The Company received $2,331,656 net proceeds from the Offering after deducting related issuance costs.  As a result of the Offering, the Company issued an aggregate of 676,016 shares of common stock (the “Shares”) and warrants to acquire an aggregate of 338,008 shares of our common stock to the investors in the Offering.

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

●
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

●
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

Hebei Zhongding and Xingtai Zhongding are collectively referred to as the “Operating Companies”.

The Operating Companies have following subsidiaries:

●	Xingtai Zhongding Construction Project Management Co., Ltd. was established on September 3, 2007 by Hebei Zhongding with 80% direct ownership, and Jianhe Guo owning remaining 20% interest. Pursuant to a trust agreement entered into between Jianhe Guo and Xingtai Zhongding, Xingtai Zhongding is deemed to be the owner of all the shares of Xingtai Zhongding Construction Project Management Co., Ltd.;

●
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

●	On December 24, 2009, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Property Management Co., Ltd.;

●	On January 19, 2010, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Garden Project Co., Ltd.;

●	On December 6, 2010, Business Service established wholly-owned subsidiary Xingtai Hetai Real Estate Development Co., Ltd.;

●	On December 19, 2011, Huaxia Kirin (Beijing) Property Management Co., Ltd. established wholly-owned subsidiary Hebei Zhongding Property Service Co., Ltd.

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 82%, 9% and 9% of the shares of Kirin China. On November 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Jianfeng Guo, Longlin Hu and Xiangju Mu (collectively, the “Purchasers”) pursuant to which Jianfeng Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Longlin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a price of $0.0001 per share for a period of five years if the Operating Companies and their respective subsidiaries achieve certain net income targets for the fiscal years ended December 31, 2009, 2010 and 2011..  The Operating Companies and their respective subsidiaries have achieved specified net income targets.  As of May 21, 2012, none of Jianfeng Guo, Longlin Hu or Xiangju Mu exercised this option.

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

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2012 (Unaudited)	2011
ASSETS

Cash and cash equivalents	$8,669,882	$8,913,496
Restricted cash	2,111,636	1,750,381
Accounts receivable	1,067,244	1,374,770
Revenue in excess of billings	4,316,186	6,959,199
Prepayments	6,864,580	6,418,807
Other receivables	3,963,978	2,241,279
Receivable from a trust equity owner	3,498,403	3,477,052
Real estate properties and land lots under development	191,294,633	190,721,077
Property and equipment, net	247,144	255,878
Deferred tax assets	26,461	26,295
Total assets	$222,060,147	$222,138,234

Accounts payable	$34,318,289	$36,987,211
Income taxes payable	247,243	70,158
Other taxes payable	10,260,884	9,080,254
Other payables and accrued liabilities	9,698,094	7,932,058
Customer deposits	36,110,275	27,707,267
Loans payable	49,172,293	50,434,427
Deferred tax liabilities	5,626,199	7,724,474
Total liabilities	$145,433,277	$139,935,849

None of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the three months ended March 31, 2012 and 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $1.4 million and $3.2 million, respectively, cost of sales of approximately $7.2 million and $2.2 million, respectively; operating expenses of approximately $1.3 million and $0.8 million, respectively; and net loss of approximately $6.2 million and $0.3 million, respectively.

(3) Description of operations

The Company is engaged in the development and sales of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, China.

(4) Basis of Presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K filed on March 30, 2012.

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries and VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

The unaudited  consolidated financial statements as of March 31, 2012 and for the three -month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three-month ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(5) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, and the assessment of impairment of real estate properties and land lots under development. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(6) Summary of Significant Accounting Policies

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

Reporting Currency and Foreign Currency Translation

The Company’s functional currency is the United States dollar (“US$”). The functional currency of Kirin China and Kirin Development is US$.  The functional currency of the Company’s subsidiary, VIEs and their subsidiaries in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s subsidiary, VIEs and their subsidiaries in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of operations and comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

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

The Company’s real estate projects usually require multiple years to complete.  During the course of the construction, total budgeted costs of the Company’s projects are subject to modifications due to invariable factors including change of designs, unforeseen engineering difficulties, revision of government-regulated labor costs, adjustment of commodity prices, and claims initiated by the Company’s contractors.  The Company enters into fixed-price pre-sale contracts with homebuyers.  Under certain circumstances that characteristics of units to be delivered should be changed, including adjustments of units’ size and decoration standards, the Company and homebuyers will mutually agree to revise the pre-sale contracts’ price.   The Company’s engineers, project managers, and financial professionals review a project’s budgeted revenue and costs periodically.  Changes to budgeted revenue are recognized when the Company and homebuyers reach an agreement on revised clauses of the pre-sale contracts.  Changes to budgeted costs are recognized when additional expenditures are probable and the amount can be measured reliably.  The effects of such changes are accounted for in the period of change and cumulative revenue and cost of sales recognized to date are adjusted to reflect the latest estimates.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months ended March 31, 2012 and 2011, the Company recognized $nil and $242,814 grant income.  The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Jianfeng Guo, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at March 31, 2012, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2012 and 2011, $867,908 and $nil were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $2,111,636 and $1,750,381 as of March 31, 2012 and December 31, 2011, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

The Company’s subsidiary, VIEs and their subsidiaries located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2012 and 2011 were net loss and the foreign currency translation adjustment.

Earnings (loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2012 and 2011, the Company recorded an advertising expense of $163,269 and $138,765, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at March 31, 2012 and December 31, 2011, the Company retained $137,714 and $144,037 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the three months ended March 31, 2012 and 2011, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed and land or property under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, land lot or property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense.  No impairment of completed or in-development land lot or property was recognized for the three months ended March 31, 2012 and 2011.

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

Seasonality

The Company typically experience seasonal variations in quarterly operating results and capital requirements.  Historically, unfavorable weather conditions for construction and interruptions of labor supplies caused by Lunar New Year in the first quarter of a calendar year slow the construction progress of the Company’s real estate projects, reduce the operating income and demand for working capital.  The construction progress returns to normal in the second, third and fourth quarters of a year.  We expect this seasonal pattern to continue.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on the consolidated financial statements.

Note 2 – Accounts Receivable

	March 31,	December 31,
	2012 (Unaudited)	2011

Receivable from sales of condominium units	$490,142	$487,061
Receivable from sales of land use rights	577,102	887,709

	$1,067,244	$1,374,770

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

Note 4 – Prepayments

Prepayments consisted of the following:

	March 31,	December 31,
	2012 (Unaudited)	2011

Advances to suppliers and contractors	$1,746,279	$1,658,920
Financing service fees charged as prepaid interests	477,578	684,426
Prepaid stock subscription for a prospective investee	3,162,205	3,142,332
Excessive business tax and LAT liabilities	1,478,518	933,129

	$6,864,580	$6,418,807

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

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid $3,162,205 (RMB20,000,000) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 13), and is subject to the approval by China banking regulatory agencies.

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

Note 5 – Other Receivables

The components of other receivables were as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Working capital borrowed by contractors	$3,514,244	$2,184,535
Others	740,640	347,650

	$4,254,884	$2,532,185

Working capital borrowings by contractors and Kong Village Relocation Program are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at March 31, 2011 and December 31, 2011.

Note 6 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Properties under development
Kirin County (including adjacent shopping arcade)
Costs of land use rights	$7,706,563	$7,528,534
Other development costs	9,393,589	11,146,624
No. 79 Courtyard
Costs of land use rights	85,142,489	80,957,717
Other development costs	4,437,446	7,557,463
Kirin Bay
Costs of land use rights	44,611,717	42,446,312
Other development costs	2,504,123	4,239,332

Land lots under development	37,498,706	36,845,095

	$191,294,633	$190,721,077

As at March 31, 2011, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No.79 Courtyard, Kirin Plaza and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 12).

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auctions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future.

Note 7 – Accounts Payable

	March 31,	December 31,
	2012 (Unaudited)	2011

Payables in relation to acquisitions of land use rights	$16,297,699	$17,609,322
Construction contractors	18,020,590	19,377,889

	$34,318,289	$36,987,211

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at March 31, 2012, payable to Huada Mining Co., Ltd. was $13,926,352.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  At March 31, 2012, unpaid balance plus accrued interest was $2,371,347.  The Company capitalized the additional consideration in the costs land lots under development.

Note 8 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	March 31,	December 31,
	2012 (Unaudited)	2011

Unrecognized tax benefit (Note 10(2))	$6,213,733	$6,174,682
Utility deposits from customers	3,015,560	1,507,034
Others	470,959	252,185

	$9,700,252	$7,933,901

Note 9 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of March 31, 2012 and December 31, 2011, the Company received $36,110,275 and $27,707,267 deposits from customers, respectively.

Note 10 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to March 31, 2012 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiary and VIEs in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiary, VIEs and their subsidiaries are subject to EIT with the tax rate 25% since January 1, 2008, except that deemed profit method is applied to Xingtai Zhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income taxes benefit for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Current
EIT expense	$176,769	$-
LAT expense	527,796	33,998
Deferred tax benefit - EIT	(2,148,683)	(75,606)

	$(1,444,118)	$(41,608)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

EIT at the PRC statutory rate of 25%	$(2,000,208)	$(77,774)
LAT expense	527,796	33,997
EIT benefit of LAT	(131,949)	(8,498)
Changes in valuation allowance	140,548	-
Permanent items	19,695	10,667

	$(1,444,118)	$(41,608)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Unrecognized tax benefit, as the January 1	$6,174,682	$4,318,008
Movement in current year due to foreign exchange rate fluctuation	39,051	27,436

Unrecognized tax benefit, as of March 31	$6,213,733	$4,345,444

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of March 31, 2012 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are presented below.

	March 31,	December 31,
	2012 (Unaudited)	2011

Deferred tax assets
Operating loss carry forward	$483,947	$327,452
Excess of interest expense	870,640	779,454
	1,354,587	1,106,906

Valuation allowance	(339,790)	(199,017)
Offsetting with deferred tax liabilities	(988,336)	(881,594)

Net deferred tax assets	$26,461	$26,295

Deferred tax liability
Revenue recognized based on percentage-of-completion	$6,614,535	$8,606,068
Offsetting with deferred tax assets	(988,336)	(881,594)

Net deferred tax liabilities	$5,626,199	$7,724,474

Note 11 – Other Taxes Payable

Other taxes payable consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Business tax and related urban construction tax and education surcharge	$4,948,590	$4,303,287
Land Appreciation Tax	5,312,294	4,776,967

	$10,260,884	$9,080,254

Note 12 – Loans Payable

Loans payable as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012 (Unaudited)	2011

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$2,687,876	$2,670,980
Due December 8, 2012, at 7.79% per annum	7,905,513	7,855,830
Due March 8, 2013, at 7.79% per annum	3,478,426	3,456,565
Due March 8, 2013, at 7.79% per annum	4,427,087	4,399,265
	18,498,902	18,382,640

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)
Due March 3, 2012, at 10.24% per annum	-	1,571,166
Due June 3, 2012, at 9.635% per annum	4,743,308	4,713,498
Due September 3, 2012, at 9.635% per annum	2,055,433	2,042,516
	6,798,741	8,327,180

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	2,371,654	2,356,749
	2,371,654	2,356,749

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)
Due December 5, 2012, at 10.58% per annum	10,593,388	10,526,812
Due December 6, 2012, at 10.58% per annum	2,055,433	2,042,516
	12,648,821	12,569,328

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Short-term Loan”)
Due December 21, 2012, at 13.12% per annum	948,662	942,700
	948,662	942,700

Loan from Kong Village Committee
Due December 29, 2012, at 14.4% per annum	4,743,308	4,713,498
	4,743,308	4,713,498
Loan from an unrelated individual
Due April 11, 2012, at 15.6% per annum	3,162,205	3,142,332
	3,162,205	3,142,332

	$49,172,293	$50,434,427

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

As of March 31, 2012 and December 31, 2011, ICBC 2010 Loans, ICBC 2011 Loans and Syndicated Loans were secured by the Company’s real estate held for development with carrying value of $68,922,806 and $64,671,798, respectively.  Credit Union 2011 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of March 31, 2012, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

The aggregate maturities of loans payable for each of twelve months subsequent to March 31, 2012 are as follows:

Twelve Months Ending	Amount

March 31, 2013	$41,266,779
March 31, 2014	7,905,514

Loans payable	$49,172,293

Note 13 – Restricted Stock Compensation

On July 29, 2011 and February 20, 2012, respectively, the Board of Directors approved two Employment Agreements with two employees.  In accordance with the Employment Agreement, the Company granted the employee in aggregate 791,478 shares of restricted common stock (“Restricted Stock Awards”).   Restricted Stock Awards are issued to the employee in five even installments at the beginning or in the interim of each year of five-year employment period.  Shares issued under Restricted Stock Awards in each year of the employment period cannot be disposed of or pledged until they are fully vested, which is the last day of the full service year and the employment is not terminated.  Unvested shares maybe reacquired by the Company for no consideration following the employee’s termination of service.

The fair value of the Restricted Stock Awards is based on the market value of the Company’s common stock on the date of grant. Pre-vesting forfeiture is expected to be nil. The Company records compensation costs for the Restricted Stock Awards on a straight-line basis over the employment period for the entire award.

Restricted Stock Awards activity as of and for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of period	608,828	$6.70
Shares granted	182,650	$0.60
Outstanding at the end of period	791,478	$5.29

As of March 31, 2012, there was $3,585,738 of unrecognized compensation cost related to unvested Restricted Stock Awards.  This cost is expected to be recognized over a period of 4.25 years.  None of Restricted Stock Awards were vested during the three months ended March 31, 2012.  The Company recognized $201,000 and $nil of share-based compensation expense related to the Restricted Stock Awards for three months ended March 31, 2012 and 2011.

Note 14 – Revenue

The Company recognized real estate pre-sale revenue under percentage-of-completion method for the three months ended March 31, 2012 and 2011. Revenue or adjustment of revenue by each of the Company’s real estate project was as follows:

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Kirin County (including adjacent shopping arcade)	$(4,240,530)	$3,200,469
No.79 Courtyard	3,948,236	-
Kirin Bay	1,678,568	-

	$1,386,274	$3,200,469

In connection with the preparation of the consolidated financial statements for the three months ended March 31, 2012, the Company considered events occurred subsequent to March 31, 2012, or events occurred in the three month period ended March 31, 2012, however their amounts can only be reliably measured after balance sheet date, for their effects on Kirin County’s cumulative revenue recognized as of March 31, 2012.  These included changes to several pre-sale contract values based on the Company’s agreements with customers to modify interior decoration conditions of purchased properties, and revisions to Kirin County project’s total expected costs and percentage-of-completion as results of change of the project’s designs, government regulated labor costs adjustment, and constructors’ claims.  The Company recognized cumulative effects on Kirin County project’s revenue as a change in accounting estimate in the consolidated financial statements for three months ended March 31, 2012.

Note 15 – Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Net loss	$(6,556,713)	$(311,097)
Basic and diluted loss per share	$(0.32)	$(0.02)
Basic and diluted weighted average shares outstanding	20,560,016	19,031,531

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of March 31, 2012.

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

For the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at March 31, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,854,933 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 16 (2)).  As at March 31, 2012 and December 31, 2011, the Company had $3,498,403 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet. No government grant is recorded for the three months ended March 31, 2012 because of the reassessment of percentage-of-completion of Kirin County project.  The Company recognized $242,814 government grant for the three months ended March 31, 2011.

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

As at March 31, 2012 and December 31, 2011, the Company had receivable from a trust equity owner of $3,498,403 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.  The Company repaid $822,549 of this balance to Jianfeng Guo in the three month period ended March 31, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for three months ended March 31, 2011.

Note 17 – Contingent Liabilities

As at March 31, 2012 and December 31, 2011, the Company provided approximately $25,600,000 and $22,400,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

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

•
We have the following projects currently under development: 1) Kirin County Project, a building complex of residential condominiums and commercial areas which we commenced construction from September 2009 (construction of adjacent shopping arcade started in November 2011). As of March 31, 2012, we have completed 90.9% of the construction of the Kirin County project; 2) No.79 Courtyard (Phase I) commenced the construction from September 2011, and reached the 64.7% percentage-of-completion as of March 31, 2012; 3) Kirin Bay (Phase I), met the revenue recognition requisition in December 2011 and reached the percentage-of-completion of 27.9% as of March 31, 2012. Kirin County will be delivered to customers in mid-to-late 2012.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in mid-to-late 2013.  Kirin Bay (Phase I) is scheduled to be delivered to customers in mid-2014.

Financial Performance Highlights

The following summarizes certain key financial information for the three months ended by March 31, 2012.

•	Total revenue were $1.4 million for the three months ended March 31, 2012, a decrease of $1.8 million, or 56.7%, from $3.2 million for the same period last year.
•
Gross loss was $5.8 million for the three months ended March 31, 2012 as compared to gross profit $1.0 million for the same period last year. Gross margin was -421.1% for the three months ended March 31, 2012 as compared to 29.8% for the same period last year.

•	Net loss was $6.5 million for the three months ended March 31, 2012, an increase of $6.2 million, from $0.3 million for the same period of last year.

The following table summarizes the key pre-sale information of our projects.

	Cumulative contract value of pre-sale as of May 10, 2012	Cumulative collection as of May 10, 2012	Contract value of pre-sale in the period from Jan 1, 2012 to May 10, 2012	Collection in the period from Jan 1, 2012 to May 10, 2012	Contract value of pre-sale in the three month period ended March 31, 2012	Collection in the three month period ended March 31, 2012
No.79 Courtyard Phase I	61,316,493	49,448,445	15,341,330	14,101,762	5,265,282	7,651,411
Kirin Bay Phase I	37,880,983	26,853,163	21,264,794	13,429,927	4,919,730	4,011,038
Kirin County	106,133,019	105,600,338	2,164,308	1,209,290	1,757,610	-
Later phases of Kirin Bay and No. 79 Courtyard projects	9,783,469	5,521,026	-	-	-	-

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012		2011
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue from real estate sales, net	$1,386,274	100.0%	$3,200,469	100.0%
Cost of real estate sales	7,223,451	521.1%	2,247,006	70.2%
Gross profit (loss)	(5,837,177)	-421.1%	953,463	29.8%
Selling expenses	468,021	33.8%	300,000	9.4%
Operating and administrative expenses	1,248,527	90.1%	623,981	19.5%
Income (loss) from operations	(7,553,725)	-544.9%	29,482	0.9%
Government grant	-	-	242,814	7.6%
Interest expense	(447,106)	-32.3%	(625,001)	-19.5%
Total other income (expenses)	(447,106)	-32.3%	(382,187)	-11.9%
Loss before income taxes	(8,000,831)	-577.1%	(352,705)	-11.0%
Income taxes benefit	(1,444,118)	-104.2%	(41,608)	-1.3%
Net loss	(6,556,713)	-473.0%	(311,097)	-9.7%

Our net loss for the three months ended March 31, 2012 was $6.5 million, an increase of $6.2 million, from $0.3 million for the three months ended March 31, 2011.  This increase of net loss was mainly due to reassessment of Kirin County project’s total expected revenue, budgeted costs and associated percentage-of-completion, and an overall increase in operating expenses.

In connection with the preparation of consolidated financial statements for the three months ended March 31, 2012, we evaluated various events occurred in the period from January 1, 2012 to May 21, 2012 for their potential impacts on Kirin County project’s total expected revenue, budgeted costs, and related revised percentage-of-completion.  These events included:

•
We reached agreement with several commercial unit buyers to modify delivery conditions of pre-sale contracts.  As a result, we were exempted from providing unified interior decoration to these commercial units in exchange for lowered contract prices.  The modification of pre-sale contracts is expected to reduce total revenue of Kirin County project by $2,630,000;

•
Aiming at offering premium quality properties to our customers and establishing market reputation, we further improved our design plans of Kirin County project, enhancing both interior and exterior decoration standards to provide better visual impression, and adding more atrium garden amenities.  Several government agency inspections also called for installation of certain safety facilities.  Change of Kirin County project’s design plans is expected to increase total estimated costs by $3,543,000;

•
Continued with the trend in last two quarters of 2011, as the construction of Kirin County drawing to its completion, our contractors submitted to us various claims, representing increased construction costs caused by unforeseen engineering difficulties or un-absorbable material or labor cost rise, which they requested reimbursement from us.  These claims, which we have approved, are expected to increase total estimated costs of the project by $1,951,000.

As a result of these events, Kirin County project’s total expected revenue was reduced by $2,630,000, its total estimated costs were increased from $82,563,000 to $88,057,000, and percentage-of-completion as of December 31, 2011 was revised downwardly from 94.3% to 90.9%.

Modification of pre-sale contract terms (especially for those related to commercial units which have substantial higher contract prices), change of property’s design plans, and claims from contractors for a multiple year project are integral part of real estate development business.  Our internal team comprising engineers, project managers, cost experts and financial professional reviews these events and evaluate their impact on a project’s total expected revenue and costs periodically, especially in later development stage of a project when such changes occur to us more frequently.  The effects of such changes are accounted for in the period of change, which is the three month period ended March 31, 2012, and cumulative revenue and cost of sales recognized to date are adjusted to reflect the latest estimates.

For the three months ended March 31, 2012, Kirin County project recorded an adjustment of revenue of $9.0 million, comprising of $2.2 million reversal of previously recognized revenue caused by modification of commercial unit pre-sale contract terms, and $6.8 million reversal of previously recognized revenue from downward adjustment of percentage-of-completion for pre-sold units, offset by $4.8 million revenue generated from pre-sale of units under percentage-of-completion months, yielding a net reversal of previously recognized revenue of $4.2 million.  For the three months ended March 31, 2012, Kirin County project recorded a gross loss of $8.4 million, comprising of $9.0 million reversal of previously recognized revenue discussed before, offset by $0.6 million gross margin generated by construction activities for the pre-sold units in the same period.

On other projects currently developed by us: Kirin Bay (Phase I) contributed revenue of $1.7 million and No.79 Courtyard (Phase I) contributed revenue of $3.9 million for the three months ended March 31, 2012.  These two projects both met the requisition of revenue recognition in the fourth quarter of 2011.  The percentage-of-completion was 64.7% for No.79 Courtyard (Phase I) and 27.9% for Kirin Bay (Phase I) as of March 31, 2012, respectively.

Together with the construction and pre-sale of the three projects, and preparation work for potential future projects, our overall operating expenses in advertising, staff salaries, and maintenance raised $0.8 million, or 85.8% - a substantial increase - for the three months ended March 31, 2012 compared with the same period of 2011.  The decrease in interest expenses was mainly due to we capitalized $0.9 million loan interest for the three months ended March 31, 2012 compared with nil for the same period of 2011.

Revenues and Gross Profit

	Three Months Ended March 31,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate, net	$1,386,274	100.0%	$3,200,469	100.0%
-Kirin County	(4,240,530)	-305.9%	3,200,469	100.0%
-No.79 Courtyard (Phase I)	3,948,236	284.8%	-	-
-Kirin Bay (Phase I)	1,678,568	121.1%	-	-
Cost of real estate sales	7,223,451	521.1%	2,247,006	70.2%
-Kirin County	4,192,608	302.4%	2,247,006	70.2%
-No.79 Courtyard (Phase I)	1,972,251	142.3%	-	-
-Kirin Bay (Phase I)	1,058,592	76.4%	-	-
Gross profit	(5,837,177)	-421.1%	953,463	29.8%
-Kirin County	(8,433,138)	-608.3%	953,463	29.8%
-No.79 Courtyard (Phase I)	1,975,985	142.5%	-	-
-Kirin Bay (Phase I)	619,976	44.7%	-	-
Profit margin	-421.1%		29.8%
-Kirin County	-198.9%		29.8%
-No.79 Courtyard (Phase I)	50.0%		-
-Kirin Bay (Phase I)	36.9%		-

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development, and adjustment to revenue recognized in previous periods as a result of change to estimates. Revenues for the three months ended March 31, 2012 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the three months ended March 31, 2012 was $1.4 million, a decrease of $1.8 million, or approximately 56.7%, compared to $3.2 million for the same period of 2011.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $3.9 million and $1.7 million, respectively. The percentage of completion of No.79 Courtyard (Phase I) increased from 62.8% as of December 31, 2011 to 64.7% as of March 31, 2012. The percentage of completion of Kirin Bay (Phase I) increased from 26.9% as of December 31, 2011 to 27.9% as of March 31, 2012.  These two projects become our new sources of revenue from the last quarter of year 2011.

As explained in earlier part of this discussion, several developments in Kirin County project have led to a reversal of previously recognized revenue of $9.0 million in the three month period ended March 31, 2012.  When excluding this impact, Kirin County recognized $4.8 million revenue from pre-sale of units.  Revised percentage-of-completion increased 2.0% in the three month period, from 88.9% as at December 31, 2011 to 90.9% as at March 31, 2012.  Comparatively, Kirin County recorded $3.2 million revenue, and achieved 0.9% percentage-of-completion in the three month period ended March 31, 2011.
Kirin County

Kirin County is a mid-market community built on a land area of approximately 66,000 square meters, comprising of more than 1,000 commercial, residential, and hotel-style apartments.  The project is situated in a premium location of newly expanded Xingtai City downtown area.  We obtained Kirin County’s Land Use Rights Certificates as paid-in capital from our then shareholders, and subsequently obtained necessary government approvals, including Construction Land Planning Permit, Construction Work Planning Permit, Work Commencement Permit and Pre-Sales Permit in 2009 and 2010.  The construction commenced in later 2009, and we expect to complete this project and gradually deliver units to our customers in mid-to-late 2012.

We also commenced to construct Kirin County’s shopping arcade, which is supposed to be delivered complementing Kirin County project, and provide convenience to the residents of Kirin County in late 2011.  However, due to the regional planning by the local authority, we did not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits before July 2012. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

Kirin Bay

Kirin Bay is a three-parcel, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay will also feature kindergarten, a primary school, hotel, office buildings and apartments.  We have obtained necessary government approvals, including Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011), for Kirin Bay (Phase I).

We reached framework development agreement with Kong Village Committee in order to acquire land use rights for the development of the Kirin Bay project through Kong Village Relocation program (see later part of this discussion) in 2009, and incurred land use right acquisition costs since then. We also started the land cleanup preparation work such as the demolishment and relocation in 2010 and early 2011, which resulted relevant cost as well. We also incurred cost related to the planning of the project as well as government levied tax and fees prior to the fourth quarter of 2011.

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

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the three months ended March 31, 2012 were $7.2 million, an increase of $5.0 million, or approximately 221.5%, compared to $2.2 million for the same period of 2011.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit (loss).  Gross loss for the three months ended March 31, 2012 was $5.8 million (gross margin ratio: -421.1%) compared to $0.9 million (gross margin ratio: 29.8%), for the same period of 2011, because of the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs in the first quarter of 2012.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended March 31, 2012 and 2011:

	Total GFA	POC as of March 31,		Contract sold as of March 31,		Revenue recognized for the three months ended March 31,
		2012	2011	2012	2011	2012	2011
Kirin County(1)	203,516	90.9%	66.5%	114,206,463	94,927,271	(4,240,530)	3,200,469
No.79 Courtyard (Phase I)	126,866	64.7%	-	51,240,445	-	3,948,236	-
Kirin Bay (Phase I)	141,677	27.9%	-	21,535,919	-	1,678,568	-
Total	472,059	-	-	186,982,827	94,927,271	1,386,274	3,200,469

(1) Kirin County’s percentage-of-completion as of March 31, 2012 and 2011 has been adjusted from 94.3% and 63.0% taking into accounts the total costs estimate of adjacent shopping arcade.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$1,249,091	1,881	$664	$2,925,307	4,016	$728
-commercial (4)	504,284	456	1,106	-	-	-
-garage	4,235	34	125	589,007	2,024	291
No.79 Courtyard (Phase I)
-residential	3,161,716	2,789	1,134	-	-	-
-commercial	1,243,614	292	4,262	-	-	-
-garage	859,952	1,146	751	-	-	-
Kirin Bay (Phase I)
-residential	4,761,836	6,917	688	-	-	-
-commercial	-	-	-	-	-	-
-garage	157,894	488	324	-	-	-
Total	11,942,622	14,002	853	3,514,314	6,040	582

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the three months ended March 31, 2012 were $1.7 million, an increase of $0.8 million, or 85.8%, from $0.9 million for the three months ended March 31, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially for the three months ended March 31, 2012 compared with the same period of 2011.   As discussed before, we expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases.

	Three Months Ended March 31,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$1,716,548	100.0%	$923,981	100.0%
Selling expenses	468,021	27.3%	300,000	32.5%
Advertising expense	163,269	9.5%	169,585	18.4%
Staff salaries	186,338	10.9%	92,921	10.1%
Office and Administrative expenses	118,414	6.9%	37,494	4.1%
General and administrative expenses	1,248,527	72.7%	623,981	67.5%
Staff salaries	670,667	39.1%	205,718	22.3%
Professional expenses	167,774	9.8%	106,030	11.5%
Office and Administrative expenses	410,086	23.9%	312,233	33.8%

•
Advertising Expenses. Our advertising expenses remained at the same level in the three months ended March 31, 2012, compared to the same period of 2011.  Our advertising campaigns’ focus in 2011 and 2012 is to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which are currently in their construction stage. The advertising expenses may increase in future periods as we advance our No.79 Courtyard and Kirin Bay projects.

•
Staff Salaries. For the three months ended March 31, 2012 and 2011 our total selling and administrative staff expenses were $0.9 million and $0.3 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of later phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

•
Professional Expenses. As the Company became a SEC reporting company in 2011, the professional fees for the audit, legal and other professional services increased. For the three months ended March 31, 2012 and 2011 our professional expenses were $0.2 million and $0.1 million, respectively.

•
Office and Administrative Expenses.  Office and administrative expenses increased from $0.3 million to $0.5 million for the three months ended March 31, 2011 and March 31, 2012. This is due to additional expenses such as office supplies costs, traveling, and communications.

Interest Expense.  Our interest expense was $0.4 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 28.5%, from $0.6 million for the three months ended March 31, 2011. Additionally, we capitalized $0.9 million to our properties under development for the three months ended March 31, 2012, compared to $nil capitalized during the same period of 2011.  We expect there will be an elevated level of interest expense associated with the development of new projects in the future.

Income Taxes Benefit.  Income taxes benefit for the three months ended March 31, 2012 totaled $1.5 million, an increase of $1.4 million from $0.1 million for the three months ended March 31, 2011.  The increase was mainly due to adjustment to deferred tax liabilities in relation to revenue recognition, caused by reversal of previously recognized revenue.

Net loss.  Net loss for the three months ended March 31, 2012 was $6.5 million compared to $0.3 million for the three months ended March 31, 2011, an increase of $6.2 million. This increase was principally due to the decrease of gross profit, and the increases in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$1,038,184	$(5,722,815)
Net cash used in investing activities	(84,185)	(40,906)
Cash flows used in (provided by) financing activities	(1,582,248)	11,616,949
Effect of exchange rate changes on cash and cash equivalent	56,918	511,479
Net (decrease) increase in cash and cash equivalents	(571,331)	6,364,707
Cash and cash equivalents - beginning of period	10,602,165	6,233,301
Cash and cash equivalents - end of period	10,030,834	12,598,008

We had a balance of cash and cash equivalents of $10.0 million as at March 31, 2012. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2012, compared to net cash used in operating activities of $5.7 million for the three months ended March 31, 2011, a change of $6.0 million. The change in net cash used for operating activities was primarily due to the following:

•
We laid down $0.4 million in restricted cash in the first three months of 2012, compared to $2.3 million in the same period of 2011.  This change in restricted cash increased cash flow from operating activities by $1.9 million;

•
We expended $0.6 million for real properties and land lots under development (net of accounts payable) in the three months ended March 31, 2012.  In the same period of 2011, we spent $13.2 million on our projects.  This accounted for $12.6 million saving in cash outflow from operating activities;

•
We received $8.2 million from customers as down payment or subsequent installment (combination of revenue in excess of billings and customer deposits) in the three months ended March 31, 2012, compared to $12.0 million received in the three months ended March 31, 2011, which led to a $3.8 million decrease in net cash inflow from operating activities;

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2012, compared to net cash of $0.05 million used in investing activities for the three months ended March 31, 2011.  Investing activities represent our purchase of office furniture and equipment, and do not constitute a significant part of our cash outflows historically.

Financing Activities. Net cash outflow in financing activities was $1.6 million for the three months ended March 31, 2012, compared to $11.6 million proceeds for the three months ended March 31, 2011. This was mainly due to 1) $1.6 million repayment of loans in the first quarter of 2012, compared with $11.9 million increased in bank loans in the three months ended March 31, 2011; 2) Net proceeds from issuance of investment units increased $0.5 million for the three months ended March 31, 2011.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations as of March 31, 2012.

	Payments due by period
in thousands of US Dollars		less than	13 – 36
	Total	12 months	months
Loans payable	$49,172	$41,266	$7,906
Costs of land use rights	16,298	16,298	-
Non-cancellable construction contract obligations	98,872	78,241	20,631
Total	$164,342	$135,805	$28,537

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

As of March 31, 2012, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $98.9 million.

Material Financial Obligations

Loans Payable

As at March 31, 2012 our total loan balance was $49.2 million.
On April 2010, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $18,498,902 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is collateralized with the Kirin County land use rights held by Xingtai Zhongding.  As of March 31, 2012, these loans’ effective interest rate was 7.79% per annum.

On January 20, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $20,425,158 with Xingtai Yejin Branch, Industrial and Commercial Bank of China with maximum terms ranging from 12 to 16 months in maximum. The loan is collateralized with the No.79 Courtyard land use rights as collateral. As of March 31, 2012, $8,379,844 of the loan had been drawn, with effective interest rates ranged from 9.635% to 10.24% per annum. We repaid $1,581,103 of them in the first quarter of year 2012.

On January 11, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $12,648,821 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 month maximum term. The loan is collateralized with the No.79 Courtyard land use rights.  These loans’ effective interest rate was 10.58% per annum as at March 31, 2012.

On June 19, 2011, one of our VIE, Hebei Zhongding Real Estate Development Co., Ltd., procured a bank loan in the amount of $2,371,654 from Xingtai Chengjiao Rural Credit Cooperative Union Association, and per the request of the lender, the Company asked three individuals (Mr. Guo Jianfeng, Chairman of the Board of Directors, Mr. Hu Longlin, Chief Executive Officer and a former Director) to borrow the said amount from the lender first and then transferred the loan to the Company.  The Company will use the loan and will born all the interests cost thereof. The loan was guaranteed by Hebei Zhongding, with an interest rate of 12.62% per annum.

On October 8, 2011, one of our subsidiaries, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $3,162,205 with an unrelated individual with a 6 month term.  This loan’s interest rate was 15.6% per annum.  There is no guaranty for this loan.  We repaid this loan in April 2012.

On December 22, 2011, one of our VIE, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $948,662 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

On December 30, 2011, one of our subsidiaries, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,743,308 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. There is no guaranty for this loan.

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

For the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at March 31, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,854,933 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development.  As at March 31, 2012 and December 31, 2011, the Company had $3,498,403 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet. No government grant is recorded for the three months ended March 31, 2012 because of the reassessment of percentage-of-completion of Kirin County project.  The Company recognized $242,814 government grant for the three months ended March 31, 2011.

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

As at March 31, 2012 and December 31, 2011, the Company had receivable from a trust equity owner of $3,498,403 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.  The Company repaid $822,549 of this balance to Jianfeng Guo in the three month period ended March 31, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for three months ended March 31, 2011.

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. Consequently, the Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction; (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). We will construct 1,818 units for Kong Village, or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend all the auction and bidding process and acquire the vacated land.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

Item 1A.	Risk Factors.

Risk Factors are included on the Company’s 10-K filed on March 30, 2012, and do not need to be updated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: May 21, 2012	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2012	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)