Form 10-Q
period 2012-06-30
Kirin International Holding, Inc.
filed 2012-08-14
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐    No    ☒

There were 20,560,016 shares of the Registrant’s common stock outstanding at August [     ], 2012.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
JUNE 30, 2012

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	business strategies;
●	growth opportunities;
●	competitive position;
●	market outlook;
●	expected financial position;
●	expected results of operations;
●	future cash flows;
●	financing plans;
●	plans and objectives of management;
●	tax treatment of the March 2011 acquisition of Kirin China Holding, Ltd.; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “Kirin,” “we,” “us,” and “our” refers to the combined company Kirin International Holding, Inc. and its subsidiaries and Variable Interest Entities.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$15,210,143	$10,602,165
Restricted cash	2,736,192	1,750,381
Accounts receivable	912,069	1,374,770
Revenue in excess of billings	5,173,957	6,959,199
Prepayments	7,290,607	6,418,807
Other receivables	5,287,666	2,532,185
Receivable from a trust equity owner (Note 16(2))	3,486,848	3,477,052
Real estate properties and land lots under development	198,344,203	190,721,077
Property and equipment, net	378,397	255,878
Deferred tax assets	212,709	26,295
Total assets	$239,032,791	$224,117,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$41,723,619	$36,987,211
Income taxes payable	777,451	70,158
Other taxes payable	9,592,469	9,080,254
Other payables and accrued liabilities	11,587,698	7,933,901
Customer deposits	48,634,482	27,707,267
Loans payable	41,932,370	50,434,427
Deferred tax liabilities	5,669,305	7,724,474
Total liabilities	159,917,394	139,937,692

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,560,016 shares issued and outstanding as of June 30, 2012 and December 31, 2011	2,056	2,056
Additional paid-in capital	37,100,450	36,698,450
Statutory reserve	424,833	424,833
Retained earnings	34,935,328	40,982,927
Accumulated other comprehensive income	6,652,730	6,071,851
Total stockholders’ equity	79,115,397	84,180,117
Total liabilities and stockholders’ equity	$239,032,791	$224,117,809

See notes to the unaudited consolidated financial statements

* Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$19,016,870	$10,613,958	$17,630,596	$7,413,489
Cost of real estate sales	21,903,845	7,316,444	14,680,394	5,069,438
Gross profit (loss)	(2,886,975)	3,297,514	2,950,202	2,344,051

Operating expenses
Selling expenses	1,247,571	947,241	779,550	647,241
General and administrative expenses	2,569,499	1,257,938	1,320,972	633,957

Total operating expenses	3,817,070	2,205,179	2,100,522	1,281,198

Income (loss) from operations	(6,704,045)	1,092,335	849,680	1,062,853

Other income (expenses)
Government grant	-	2,244,899	-	2,002,085
Interest expense	(1,352,225)	(1,439,474)	(905,119)	(814,473)

Total other income (expenses)	(1,352,225)	805,425	(905,119)	1,187,612

Income (Loss) before income taxes	(8,056,270)	1,897,760	(55,439)	2,250,465

Income taxes (benefit) expenses	(2,008,671)	805,443	(564,553)	847,051

Net income (loss)	$(6,047,599)	$1,092,317	$509,114	$1,403,414

Other comprehensive income
Foreign currency translation adjustment	580,879	1,582,003	56,251	1,117,846

Comprehensive income (loss)	$(5,466,720)	$2,674,320	$565,365	$2,521,260

Basic and diluted earnings (loss) per share	$(0.29)	$0.06	$0.02	$0.07
Basic and diluted weighted average shares outstanding	20,560,016	19,523,836	20,560,016	20,000,000

See notes to the unaudited consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(6,047,599)	$1,092,317
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	46,189	38,722
Stock-based compensation	402,000	-
Deferred tax benefit	(2,294,292)	(106,618)
Changes in operating assets and liabilities
Restricted cash	(972,455)	(702,190)
Accounts receivable	472,058	718
Revenue in excess of billings	1,833,113	11,067,324
Prepayments	(825,336)	(6,688,169)
Other receivables	(2,737,010)	(6,509,929)
Receivable from a trust equity owner	14,949	-
Real estate properties and land lots under development	(6,259,334)	(70,012,211)
Accounts payable	4,468,936	38,013,953
Income taxes payable	706,145	(22,367)
Other taxes payable	447,148	(480,423)
Other payables and accrued liabilities	3,594,017	(59,742)
Customer deposits	20,710,916	15,758,864

Net cash provided by (used in) operating activities	13,559,445	(18,609,751)

Cash flows from investing activities:
Purchases of equipment	(166,841)	(57,990)

Cash flows from financing activities:
Proceeds from loans	3,003,715	22,601,700
Repayment of loans	(11,856,770)	(1,527,142)
Net proceeds from investment units issued	-	498,085
Repayments of due to a stockholder	-	(3,346,842)
Net cash provided by (used in) financing activities	(8,853,055)	18,225,801

Effect of exchange rate changes on cash and cash equivalents	68,429	132,870
Net increase (decrease) in cash and cash equivalents	4,607,978	(309,070)

Cash and cash equivalents - beginning of the period	10,602,165	6,233,301

Cash and cash equivalents - end of the period	$15,210,143	$5,924,231

Supplementary cash flow information
Cash paid for income tax	$-	$22,152
Cash paid for interest expense	$1,352,225	$1,439,474

See notes to the unaudited consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Iwamatsu Reien, a Japanese citizen, holds 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 82%, 9% and 9% of the shares of Kirin China. On November 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Jianfeng Guo, Longlin Hu and Xiangju Mu (collectively, the “Purchasers”) pursuant to which Jianfeng Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Longlin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a price of $0.0001 per share for a period of five years if the Operating Companies and their respective subsidiaries achieve certain net income targets for the fiscal years ended December 31, 2009, 2010 and 2011. The Operating Companies and their respective subsidiaries have achieved specified net income targets.  As of August 14, 2012, none of Jianfeng Guo, Longlin Hu or Xiangju Mu exercised this option.

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$13,993,613	$8,913,496
Restricted cash	2,736,192	1,750,381
Accounts receivable	912,069	1,374,770
Revenue in excess of billings	5,173,957	6,959,199
Prepayments	7,290,607	6,418,807
Other receivables	4,996,760	2,241,279
Receivable from a trust equity owner	3,486,848	3,477,052
Real estate properties and land lots under development	198,344,203	190,721,077
Property and equipment, net	305,935	255,878
Deferred tax assets	212,709	26,295
Total assets	$237,452,893	$222,138,234

Accounts payable	$41,723,619	$36,987,211
Income taxes payable	777,451	70,158
Other taxes payable	9,592,469	9,080,254
Other payables and accrued liabilities	11,585,698	7,932,058
Customer deposits	48,634,482	27,707,267
Loans payable	41,932,370	50,434,427
Deferred tax liabilities	5,669,305	7,724,474
Total liabilities	$159,915,394	$139,935,849

Certain of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the six months ended June 30, 2012 and 2011, the financial performance of VIEs reported in the consolidated statements of operations and comprehensive income (loss) includes sales of approximately $19.0 million and $10.6 million, respectively, cost of sales of approximately $21.9 million and $7.3 million, respectively; operating expenses of approximately $3.0 million and $1.3 million, respectively; and net loss of approximately $5.0 million  and net income  of approximately $1.3 million, respectively.

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

The unaudited  consolidated financial statements as of June 30, 2012 and for the six-month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six-month ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the six months ended June 30, 2012 and 2011, the Company recognized $nil and $2,244,899 grant income.  The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Jianfeng Guo, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at June 30, 2012, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2012 and 2011, $1,261,366 and $nil were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $2,736,192 and $1,750,381 as of June 30, 2012 and December 31, 2011, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowings costs and all property development expenditures. Sales of ordinary residential properties, which must meet certain local standards and exclude luxury apartments, may be exempted from LAT where the appreciation of land value does not exceed 20%.  LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations.

The Company reviews full LAT liability estimates for its property development projects in each reporting period.  In determining the full amount of applicable LAT liability, the Company considers qualification of ordinary residential properties, appropriate bases and methods of allocating common expenditures amongst different types of properties and different phases of projects, and other factors.  Judgments and estimates utilized by the Company in estimating the amount of land appreciation are subject to confirmation by local tax authorities when the Company settles LAT.  The final tax outcome could be different from the amounts the Company previously recorded.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (income) during the three and six months ended June 30, 2012 and 2011 were net income (loss) and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the six months ended June 30, 2012 and 2011, the Company recorded an advertising expense of $384,826 and $457,708, respectively.   For the three months ended June 30, 2012 and 2011, the Company recorded an advertising expense of $221,557 and $288,123, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at June 30, 2012 and December 31, 2011, the Company retained $315,331 and $144,037 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the six months ended June 30, 2012 and 2011, the Company incurred $nil and $nil incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed and land or property under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, land lot or property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense.  No impairment of completed or in-development land lot or property was recognized for the six months ended June 30, 2012 and 2011.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on the consolidated financial statements.

Note 2 – Accounts Receivable

	June 30, 2012	December 31, 2011

Receivable from sales of condominium units	$492,745	$487,061
Receivable from sales of land use rights	419,324	887,709

	$912,069	$1,374,770

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

Note 4 – Prepayments

Prepayments consisted of the following:

	June 30, 2012	December 31, 2011

Advances to suppliers and contractors	$1,458,594	$1,658,920
Financing service fees charged as prepaid interests	286,294	684,426
Prepaid stock subscription for a prospective investee	3,164,707	3,142,332
Excessive business tax and LAT liabilities	2,381,012	933,129

	$7,290,607	$6,418,807

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

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid $3,164,707 (RMB20,000,000) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 12), and is subject to the approval by China banking regulatory agencies.

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

Note 5 – Other Receivables

The components of other receivables were as follows:

	June 30,	December 31,
	2012	2011

Working capital borrowed by contractors and service providers	$4,506,452	$2,184,535
Others	781,214	347,650

	$5,287,666	$2,532,185

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at June 30, 2012 and December 31, 2011.

Note 6 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	June 30,	December 31,
	2012	2011

Properties under development
Kirin County (including adjacent shopping arcade)
Costs of land use rights	$6,968,552	$7,528,534
Other development costs	11,312,952	11,146,624
No. 79 Courtyard
Costs of land use rights	79,242,004	80,957,717
Other development costs	10,869,031	7,557,463
Kirin Bay
Costs of land use rights	44,622,907	42,446,312
Other development costs	6,189,823	4,239,332

Land lots under development	39,138,934	36,845,095

	$198,344,203	$190,721,077

As at June 30, 2012, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No.79 Courtyard, Kirin Plaza and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

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

Note 7 – Accounts Payable

	June 30, 2012	December 31, 2011

Payables in relation to acquisitions of land use rights	$14,728,547	$17,609,322
Construction contractors	26,995,072	19,377,889

	$41,723,619	$36,987,211

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at June 30, 2012, payable to Huada Mining Co., Ltd. was $12,355,017 (December 31, 2011: $15,252,879).  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  As at June 30, 2012, unpaid balance plus accrued interest was $2,373,530 (December 31, 2011: $2,356,443).  The Company capitalized the additional consideration in the costs land lots under development.

Note 8 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	June 30, 2012	December 31, 2011

Unrecognized tax benefit (Note 10(2))	$6,218,650	$6,174,682
Utility deposits from customers	4,654,383	1,507,034
Others	714,665	252,185

	$11,587,698	$7,933,901

Note 9 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of June 30, 2012 and December 31, 2011, the Company received $48,634,482 and $27,707,267 deposits from customers, respectively.

Note 10 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to June 30, 2012 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income taxes expense (benefit) for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011

Current
EIT expense	$706,145	$-
Unrecognized tax uncertainty benefit	-	561,225
LAT expense (benefit)	(420,524)	350,836
Deferred tax benefit – EIT	(2,294,292)	(106,618)

	$(2,008,671)	$805,443

Income taxes expense (benefit) for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,
	2012	2011

Current
EIT expense	$529,376	$-
Unrecognized tax uncertainty benefit	-	561,225
LAT expense (benefit)	(948,320)	316,838
Deferred tax benefit – EIT	(145,609)	(31,012)

	$(564,553)	$847,051

In association with the estimated decrease in real estate projects’ expected sales values and increase in expected costs (see Note 14), the Company revised downwards affected projects’ land appreciation and full amount of LAT liability.  The Company accounted for cumulative effects on real estate projects’ LAT liability as a change in accounting estimate in the consolidated financial statements for six months ended June 30, 2012.

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012	2011

EIT expense (benefit) at the PRC statutory rate of 25%	$(2,014,068)	$474,440
LAT expense (benefit)	(420,524)	350,836
EIT expense (benefit) of LAT	105,131	(87,709)
Valuation allowance	319,578	-
Permanent items	1,212	67,876

	$(2,008,671)	$805,443

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit (included in other payables and accrued liabilities.  See Note (8)) for the periods ended June 30, 2012 and June 30, 2012 is as follows:

	Six Months Ended June 30,
	2012	2011

Unrecognized tax benefit, as the January 1	$6,174,682	$4,318,008
Increase due to government grant earned	-	561,225
Movement in current year due to foreign exchange rate fluctuation	43,968	106,070

Unrecognized tax benefit, as of June 30	$6,218,650	$4,985,303

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of June 30, 2012 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are presented below.

	June 30, 2012	December 31, 2011

Deferred tax assets
Operating loss carry forward	$767,659	$327,452
Excess of interest expense	951,565	779,454
	1,719,224	1,106,906

Valuation allowance	(518,937)	(199,017)
Offsetting with deferred tax liabilities	(987,578)	(881,594)

Net deferred tax assets	$212,709	$26,295

Deferred tax liability
Revenue recognized based on percentage-of-completion	$6,656,883	$8,606,068
Offsetting with deferred tax assets	(987,578)	(881,594)

Net deferred tax liabilities	$5,669,305	$7,724,474

Note 11 – Other Taxes Payable

Other taxes payable consisted of the following:

	June 30, 2012	December 31, 2011

Business tax and related urban construction tax and education surcharge	$4,063,968	$4,303,287
Land Appreciation Tax	4,179,576	4,776,967
Deed Tax	1,348,925	-

	$9,592,469	$9,080,254

Note 12 – Loans Payable

Loans payable as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$2,690,000	$2,670,980
Due December 8, 2012, at 7.79% per annum	7,911,768	7,855,830
Due March 8, 2013, at 7.79% per annum	3,481,178	3,456,565
Due March 8, 2013, at 7.79% per annum	4,430,590	4,399,265
	18,513,536	18,382,640

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)
Due March 3, 2012, at 10.24% per annum	-	1,571,166
Due June 3, 2012, at 9.635% per annum	-	4,713,498
Due September 3, 2012, at 9.635% per annum	2,057,060	2,042,516
	2,057,060	8,327,180

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	-	2,356,749
	-	2,356,749

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)
Due December 5, 2012, at 10.58% per annum	10,601,769	10,526,812
Due December 6, 2012, at 10.58% per annum	2,057,060	2,042,516
	12,658,829	12,569,328

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Short-term Loan”)
Due December 21, 2012, at 13.12% per annum	949,412	942,700
	949,412	942,700
Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2012 Short-term Loan”)
Due June 27, 2013, at 12.62% per annum	3,006,472	-
	3,006,472	-

Loan from Kong Village Committee
Due December 29, 2012, at 14.4% per annum	4,747,061	4,713,498
	4,747,061	4,713,498
Loan from an unrelated individual
Due April 11, 2012, at 15.6% per annum	-	3,142,332
	-	3,142,332

	$41,932,370	$50,434,427

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

As of June 30, 2012 and December 31, 2011, ICBC 2010 Loans, ICBC 2011 Loans and Syndicated Loans were secured by the Company’s real estate held for development with carrying value of $62,990,796 and $64,671,798, respectively.  Credit Union 2011 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of June 30, 2012, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

The aggregate maturities of loans payable for each of twelve months subsequent to June 30, 2012 are as follows:

Twelve Months Ending	Amount

June 30, 2013	$41,932,370

Note 13 – Restricted Stock Compensation

In accordance with the Employment Agreements approved by the Board of the Directors, the Company granted two employees in aggregate 791,478 shares of restricted common stock (“Restricted Stock Awards”).   Restricted Stock Awards are issued to the employees in five even installments at the beginning or in the interim of each year of five-year employment period.  Shares issued under Restricted Stock Awards in each year of the employment period cannot be disposed of or pledged until they are fully vested, which is the last day of the full service year and the employment is not terminated.  Unvested shares maybe reacquired by the Company for no consideration following the employee’s termination of service.

The fair value of the Restricted Stock Awards is based on the market value of the Company’s common stock on the date of grant. Pre-vesting forfeiture is expected to be nil. The Company records compensation costs for the Restricted Stock Awards on a straight-line basis over the employment period for the entire award.

Restricted Stock Awards activity as of and for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of period	608,828	$6.70
Shares granted	182,650	$0.60
Outstanding at the end of period	791,478	$5.29

As of June 30, 2012, there was $3,384,738 of unrecognized compensation cost related to unvested Restricted Stock Awards.  This cost is expected to be recognized over a period of 4 years.  None of Restricted Stock Awards were vested during the three or six months ended June 30, 2012.  The Company recognized $402,000 and $nil of share-based compensation expense related to the Restricted Stock Awards for six months ended June 30, 2012 and 2011, and $402,000 and $nil of share-based compensation expense related to the Restricted Stock Awards for three months ended June 30, 2012 and 2011.

Note 14 – Revenue

The Company recognized real estate pre-sale revenue under percentage-of-completion method for the three and six months ended June 30, 2012 and 2011. Revenue or adjustment of revenue by each of the Company’s real estate project was as follows:

	Six Months Ended June 30,
	2012	2011

Kirin County (including adjacent shopping arcade)	$(1,991,202)	$10,613,958
No.79 Courtyard	12,754,277	-
Kirin Bay	8,253,795	-

	$19,016,870	$10,613,958

	Three Months Ended June 30,
	2012	2011

Kirin County (including adjacent shopping arcade)	$2,249,328	$7,413,489
No.79 Courtyard	8,806,041	-
Kirin Bay	6,575,227	-

	$17,630.596	$7,413,489

In connection with the preparation of the consolidated financial statements, the Company considered events occurred in the six-month period ended June 30, 2012, and events occurred subsequent to June 30, 2012 and before the issuance date of these consolidated financial statements, for their effects on real estate projects’ cumulative revenue recognized as of June 30, 2012.  These included changes to several pre-sale contracts’ value based on the Company’s agreements with customers to modify interior decoration conditions of purchased properties, and revisions to projects’ total expected costs and percentage-of-completion as results of change of their designs, government regulated labor costs adjustment, and constructors’ claims.  The Company recognized cumulative effects on real estate projects’ revenue as a change in accounting estimate in the consolidated financial statements for six months ended June 30, 2012.

Note 15 – Earnings (Loss) per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

	Six Months Ended June 30,
	2012	2011

Net income (loss)	$(6,047,599)	$1,092,317
Basic and diluted earnings (loss) per share	$(0.29)	$0.06
Basic and diluted weighted average shares outstanding	20,560,016	19,523,836

	Three Months Ended June 30,
	2012	2011

Net income	$509,114	$1,403,414
Basic and diluted earnings per share	$0.02	$0.07
Basic and diluted weighted average shares outstanding	20,560,016	20,000,000

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of June 30, 2012.

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

For the six months ended June 30, 2012 and 2011, and the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB nil, RMB14,700,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($nil, $2,244,899, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective period’s historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at June 30, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,851,790 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 16 (2)).  As at June 30, 2012 and December 31, 2011, the Company had $3,486,848 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

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

As at June 30, 2012 and December 31, 2011, the Company had a receivable from a trust equity owner of $3,486,848 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.   The Company repaid $3,346,842 of this balance to Jianfeng Guo in the six month period ended June 30, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for six months ended June 30, 2011.

Note 17 – Contingent Liabilities

As at June 30, 2012 and December 31, 2011, the Company provided approximately $29,770,000 and $22,400,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 18 – Subsequent Events

On July 27, 2012, one of the Company’s VIEs, Hebei Zhongding, established a 70%-owned subsidiary Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”) in Langfang, Hebei Province, China, pursuant to a cooperation agreement with Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”).  Huading Chengmei has a registered capital of RMB10,000,000 (approximately $1,582,000).  Shengshi Chengmei owns remaining 30% interest in Huading Chengmei.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

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

Recent Developments

●
We have the following projects currently under development: 1) Kirin County Project, a building complex of residential condominiums and commercial areas which we commenced construction from September 2009 (construction of adjacent shopping arcade started in November 2011). As of June 30, 2012, we have completed 92.9% of the construction of the Kirin County project; 2) No.79 Courtyard (Phase I) commenced the construction from September 2011, and reached the 66.3% percentage-of-completion as of June 30, 2012; 3) Kirin Bay (Phase I), met the revenue recognition requisition in December 2011 and reached the percentage-of-completion of 37.6% as of June 30, 2012. Kirin County will be delivered to customers in late 2012.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in mid-to-late 2013.  Kirin Bay (Phase I) is scheduled to be delivered to customers in mid-2014.

●
On June 6, our variable interest entity Hebei Zhongding entered into a cooperation agreement (the “Cooperation Agreement”) with Beijing ShengshiChengmei Investment and Management Co., Ltd. (“ShengshiChengmei”), pursuant to which Hebei Zhongding and ShengshiChengmei established a joint venture to obtain the use right of the land for HeibeiLangfang Technology Valley Commercial and Residential Building (the “Project”) and develop the Project. Hebei Zhongding and ShengshiChengmei respectively own 70% and 30% of the joint venture’s equity interest. On July 27, 2012, the establishment of the joint venture was approved by the relevant governmental authority and we received the joint venture’s business license.

Financial Performance Highlights

The following summarizes certain key financial information for the six months ended by June 30, 2012.

●	Total revenue was $19.0 million for the six months ended June 30, 2012, an increase of $8.4 million, or 79.2%, from $10.6 million for the same period last year.
●
Gross loss was $2.9 million for the six months ended June 30, 2012 as compared to gross profit $3.3 million for the same period last year. Gross margin was -15.2% for the six months ended June 30, 2012 as compared to 31.1% for the same period last year.

●	Net loss was $6.0 million for the six months ended June 30, 2012, compared to net income $1.1 million for the same period of last year.

 Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 9.1% in 2009, 10.3% in 2010, 9.2% in 2011 and 7.8% for first half year of 2012. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

Government Regulations. Our business and results of operations are subject to PRC government policies and regulations regarding the following:

●
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

●
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

●
Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, residential housing and other buildings still in process of construction may be pledged and mortgaged. From time to time, we pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing.

●
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

According to the National Bureau of Statistics of China, China’s national inflation rate was -0.7 % in 2009, 3.3% in 2010, 5.4% in 2011 and 3.3% for the first half of 2012. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012		2011
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue from real estate sales, net	$17,630,596	100.0%	$7,413,489	100.0%
Cost of real estate sales	14,680,394	83.3%	5,069,438	68.4%
Gross profit	2,950,202	16.7%	2,344,051	31.6%
Selling expenses	779,550	4.4%	647,241	8.7%
General and administrative expenses	1,320,972	7.5%	633,957	8.6%
Income from operations	849,680	4.8%	1,062,853	14.3%
Government grant	-	-	2,002,085	27.0%
Interest expense	(905,119)	-5.1%	(814,473)	-11.0%
Total other income (expenses)	(905,119)	-5.1%	1,187,612	16.0%
Income (loss) before income taxes	(55,439)	-0.3%	2,250,465	30.4%
Income taxes expense (benefit)	(564,553)	-3.2%	847,051	11.4%
Net income	509,114	2.9%	1,403,414	18.9%

Our net income for the three months ended June 30, 2012 was $0.5 million, a decrease of $0.9 million, from $1.4 million for the three months ended June 30, 2011.  This decrease of net income was mainly due to increased general and administrative expenses as a result of our expanded corporate size in preparation for the future development of several projects, and decrease in government grant from Kirin County project due to much slower construction progress achieved at final stage

In connection with the preparation of consolidated financial statements, and our ongoing process of improving our development projects’ quality and monitoring project costs, we revised No. 79 Courtyard (Phase I)’s and Kirin Bay (Phase I)’s total estimated costs and related percentage-of-completion.  As a result of these revisions, No. 79 Courtyard (Phase I)’s total estimated costs were increased from $67,458,000 to $76,673,000; Kirin Bay (Phase I)’s total estimated costs were increased from $55,714,000 to $63,205,000.  Percentage-of-completion of No. 79 Courtyard (Phase I) as of March 31, 2012 was revised downwardly from 64.7% to 59.0%; percentage-of-completion of Kirin Bay (Phase I) was revised downwardly from 27.9% to 26.0%. As of June 30, 2012, percentage-of-completion for No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were 66.3% and 37.6%, separately.

Increase in projects’ total expected costs mainly reflects our efforts to provide quality properties to our customers by voluntarily upgrading buildings’ exterior and interior decoration design standards.  It also reflects changes of design by adding more safety and auxiliary facilities pursuant to government regulations and inspection results.  Furthermore, revised total expected costs also include effects of changes in construction materials and labor costs, based on present market conditions and government regulations.

Change of property’s design plans, and claims from contractors for a multiple year project are integral part of real estate development business.  Our internal team comprising engineers, project managers, cost experts and financial professional reviews these events and evaluate their impact on a project’s total expected revenue and costs periodically, especially in later development stage of a project when such changes occur to us more frequently.  The effects of such changes are accounted for in the period of change, which is the three month period ended June 30, 2012, and cumulative revenue and cost of sales recognized to date are adjusted to reflect the latest estimates.

For the three months ended June 30, 2012, Kirin County project recorded revenue of $2.2 million; Kirin Bay (Phase I) contributed revenue of $6.6 million (including adjustment for change in estimates) and No.79 Courtyard (Phase I) contributed revenue of $8.8 million (including adjustment for change in estimates).  The percentage-of-completion was 92.9% for Kirin County, 66.3% for No.79 Courtyard (Phase I) and 37.6% for Kirin Bay (Phase I) as of June 30, 2012, respectively.

Together with the construction and pre-sale of the three projects, and preparation work for potential future projects, our overall operating expenses in advertising, staff salaries, and maintenance raised $0.8 million, or 63.9% - a substantial increase - for the three months ended June 30, 2012 compared with the same period of 2011.  The increase in interest expenses was mainly due to increasing institution loans and capitalized $1.3 million loan interest for the six months ended June 30, 2012 compared with $nil in the same period of 2011.

Revenues and Gross Profit

	Three Months Ended June 30,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate, net	$17,630,596	100.0%	$7,413,489	100.0%
-Kirin County	2,249,328	12.8%	7,413,489	100.0%
-No.79 Courtyard (Phase I)	8,806,041	49.9%	-	-
-Kirin Bay (Phase I)	6,575,227	37.3%	-	-
Cost of real estate sales	14,680,394	83.3%	5,069,438	68.4%
-Kirin County	1,080,720	6.1%	5,069,438	68.4%
-No.79 Courtyard (Phase I)	7,613,544	43.2%	-	-
-Kirin Bay (Phase I)	5,986,130	34.0%	-	-
Gross profit	2,950,202	16.7%	2,344,051	31.6%
-Kirin County	1,168,608	6.6%	2,344,051	31.6%
-No.79 Courtyard (Phase I)	1,192,497	6.8%	-	-
-Kirin Bay (Phase I)	589,097	3.3%	-	-
Profit margin	16.7%		31.6%
-Kirin County	52.0%		31.6%
-No.79 Courtyard (Phase I)	13.5%		-
-Kirin Bay (Phase I)	9.0%		-

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development, and adjustment to revenue recognized in previous periods as a result of change to estimates. Revenues for the three months ended June 30, 2012 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the three months ended June 30, 2012 was $17.6 million, an increase of $10.2 million, or approximately 137.8%, compared to $7.4 million for the same period of 2011.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $8.8 million and $6.6 million, respectively, for the three months ended June 30, 2012.  These two projects have become our new sources of revenue since the fourth quarter of year 2011.

Kirin County

Kirin County is a mid-market community built on a land area of approximately 66,000 square meters, comprising of more than 1,000 commercial, residential, and hotel-style apartments.  The project is situated in a premium location of newly expanded Xingtai City downtown area.  We obtained Kirin County’s Land Use Rights Certificates as paid-in capital from our then shareholders, and subsequently obtained necessary government approvals, including Construction Land Planning Permit, Construction Work Planning Permit, Work Commencement Permit and Pre-Sales Permit in 2009 and 2010.  The construction commenced in later 2009, and we expect to complete this project and gradually deliver units to our customers in late 2012.

We also commenced to construct Kirin County’s shopping arcade, which is supposed to be delivered complementing Kirin County project, and provide convenience to the residents of Kirin County in late 2011.  However, due to the regional planning by the local authority, we did not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits before the end of 2012. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

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

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the three months ended June 30, 2012 were $14.7 million, an increase of $9.6 million, or approximately 189.6%, compared to $5.1 million for the same period of 2011.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit.  Gross profit for the three months ended June 30, 2012 was $3.0 million (gross margin ratio: 16.7%) compared to $2.3 million (gross margin ratio: 31.6%), for the same period of 2011. The company reassessed total estimated costs of No.79 Courtyard (Phase I) and Kirin Bay, and effects of these reassessments were included in the cost of sales of related projects, which led to a decrease in gross profit margin ratio.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended June 30, 2012 and 2011:

	Total GFA	POC accomplished in the three-month period ended June 30,		Contract value of units sold in the three-month period ended June 30,		Revenue recognized in three-month period ended June 30,
		2012	2011	2012	2011	2012	2011
Kirin County(1)	203,516	2.0%	7.9%	$(9,634)	$2,285,067	$2,249,328	$7,413,489
No.79 Courtyard (Phase I)(2)	126,866	7.2%	-	13,326,927	-	8,806,041	-
Kirin Bay (Phase I)(3)	141,677	11.5%	-	16,256,564	-	6,575,227	-
Total	472,059	-	-	$29,573,857	$2,285,067	$17,630,596	$7,413,489

(1)	Kirin County’s percentage-of-completion as of June 30, 2012 and 2011 has been adjusted to 92.9% and 74.4% taking into accounts the total costs estimate of adjacent shopping arcade.
(2)	No.79 Courtyard’s percentage-of-completion as of March 31, 2012 and December 31, 2011 has been adjusted to 59.0% and 57.4% taking into accounts total costs estimate increases.
(3)	Kirin Bay’s percentage-of-completion as of March 31, 2012 and December 31, 2011 has been adjusted to 26.0% and 24.9% taking into accounts total costs estimated increases.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$591,476	814	$727	$2,005,182	2,790	$719
-commercial (4)	(601,110)	258	(2,330)	-	-	-
-parking space	-	-	-	279,885	904	310
No.79 Courtyard (Phase I)
-residential	10,326,341	9,242	1,117	-	-	-
-commercial	1,988,485	413	4,815	-	-	-
-parking space	1,012,101	1,459	694	-	-	-
Kirin Bay (Phase I)
-residential	15,207,730	23,656	643	-	-	-
-commercial	-	-	-	-	-	-
-parking space	1,048,834	3,265	321	-	-	-
Total	$29,573,857	39,107	$756	$2,285,067	3,694	$619

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the three months ended June 30, 2012 were $2.1 million, an increase of $0.8 million, or 63.9%, from $1.3 million for the three months ended June 30, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially for the three months ended June 30, 2012 compared with the same period of 2011.   We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Three Months Ended June 30,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$2,100,522	100.0%	$1,281,198	100.0%
Selling expenses	779,550	37.1%	647,241	50.5%
Advertising expense	221,557	10.5%	288,123	22.5%
Staff salaries	209,167	10.0%	74,321	5.8%
Office and Administrative expenses	348,826	16.6%	284,797	22.2%
General and administrative expenses	1,320,972	62.9%	633,957	49.5%
Staff salaries	649,816	30.9%	198,432	15.5%
Professional expenses	18,338	0.9%	113,937	8.9%
Office and Administrative expenses	652,818	31.1%	321,588	25.1%

•
Advertising Expenses. Our advertising expenses remained at the same level in the three months ended June 30, 2012, compared to the same period of 2011.  Our advertising campaigns’ focus in 2012 is to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which are currently in their construction stage. The advertising expenses may increase in future periods as we advance our No.79 Courtyard and Kirin Bay projects.

•
Staff Salaries. For the three months ended June 30, 2012 and 2011 our total selling and administrative staff expenses were $0.9 million and $0.3 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of later phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

•
Office and Administrative Expenses.  Office and administrative expenses increased from $0.6 million to $1.0 million for the three months ended June 30, 2011 and 2012. This is due to additional expenses such as office supplies costs, traveling, and communications.

Interest Expense.  Our interest expense was $0.9 million for the three months ended June 30, 2012, an increase of $0.1 million, or 11%, from $0.8 million for the three months ended June 30, 2011. Additionally, we capitalized $1.3 million to our properties under development for the six months ended June 30, 2012, compared to $nil capitalized during the same period of 2011.  We expect there will be an elevated level of interest expense associated with the development of new projects in the future.

Income Taxes Expense (Benefit).  Income taxes benefit for the three months ended June 30, 2012 totaled $0.6 million, a decrease of $1.4 million from income taxed expense of $0.8 million for the three months ended June 30, 2011.  The decrease was mainly due to downward adjustment to land appreciation tax liability in relation to revenue recognition caused by increased total project estimated costs.

Net Income.  Net income for the three months ended June 30, 2012 was $0.5 million compared to $1.4 million for the three months ended June 30, 2011, a decrease of $0.9 million. This decrease was principally due to increases in operating expenses.

Comparison of Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012		2011
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue from real estate sales, net	$19,016,870	100.0%	$10,613,958	100.0%
Cost of real estate sales	21,903,845	115.2%	7,316,444	68.9%
Gross profit (loss)	(2,886,975)	-15.2%	3,297,514	31.1%
Selling expenses	1,247,571	6.6%	947,241	8.9%
Operating and administrative expenses	2,569,499	13.5%	1,257,938	11.9%
Income (loss) from operations	(6,704,045)	-35.3%	1,092,335	10.3%
Government grant	-	-	2,244,899	21.2%
Interest expense	(1,352,225)	-7.1%	(1,439,474)	-13.6%
Total other income (expenses)	(1,352,225)	-7.1%	805,425	7.6%
Income (Loss) before income taxes	(8,056,270)	-42.4%	1,897,760	17.9%
Income taxes expense (benefit)	(2,008,671)	-10.6%	805,443	7.6%
Net income (loss)	(6,047,599)	-31.8%	1,092,317	10.3%

Our net loss for the six months ended June 30, 2012 was $6.0 million, a decrease of $7.1 million, from net income $1.1 million for the six months ended June, 2011.  This net loss was mainly due to reassessment of Kirin County project’s total expected revenue, budgeted costs and associated percentage-of-completion, and an overall increase in operating expenses.

Together with the construction and pre-sale of the three projects, and preparation work for potential future projects, our overall operating expenses in advertising, staff salaries, and maintenance raised $1.6 million, or 73.1% - a substantial increase - for the six months ended June 30, 2012 compared with the same period of 2011.  The decrease in interest expenses was mainly due to we capitalized $1.3 million loan interest for the six months ended June 30, 2012 compared with nil for the same period of 2011.

Revenues and Gross Profit

	Six Months Ended June 30,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate, net	$19,016,870	100.0%	$10,613,958	100.0%
-Kirin County	(1,991,202)	-10.5%	10,613,958	100.0%
-No.79 Courtyard (Phase I)	12,754,277	67.1%	-	-
-Kirin Bay (Phase I)	8,253,795	43.4%	-	-
Cost of real estate sales	21,903,845	115.2%	7,316,444	68.9%
-Kirin County	5,273,328	27.7%	7,316,444	68.9%
-No.79 Courtyard (Phase I)	9,585,795	50.4%	-	-
-Kirin Bay (Phase I)	7,044,722	37.0%	-	-
Gross profit (loss)	(2,886,975)	-15.2%	3,297,514	31.1%
-Kirin County	(7,264,530)	-38.2%	3,297,514	31.1%
-No.79 Courtyard (Phase I)	3,168,482	16.7%	-	-
-Kirin Bay (Phase I)	1,209,073	6.4%	-	-
Profit margin	-15.2%		31.1%
-Kirin County	-364.8%		31.1%
-No.79 Courtyard (Phase I)	24.8%		-
-Kirin Bay (Phase I)	14.6%		-

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development, and adjustment to revenue recognized in previous periods as a result of change to estimates. Revenues for the six months ended June 30, 2012 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the six months ended June 30, 2012 was $19.0 million, an increase of $8.4 million, or approximately 79.2%, compared to $10.6 million for the same period of 2011.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $12.8 million and $8.3 million, respectively. The percentage of completion of No.79 Courtyard (Phase I) increased from 57.4% as of December 31, 2011 to 66.3% as of June 30, 2012. The percentage of completion of Kirin Bay (Phase I) increased from 24.9% as of December 31, 2011 to 37.6% as of June 30, 2012.  These two projects become our new sources of revenue from the last quarter of year 2011.

In connection with the preparation of consolidated financial statements for the three months ended March 31, 2012, we evaluated several events occurred for their potential impacts on Kirin County project’s total expected revenue, total expected costs, and related percentage-of-completion.

We reached agreement with several commercial unit buyers to modify delivery conditions of pre-sale contracts.  As a result, we were exempted from providing unified interior decoration to these commercial units in exchange for lowered contract prices.  The modification of pre-sale contracts is expected to reduce total revenue of Kirin County project by $2,630,000.

In order to offer premium quality properties to our customers and establish market reputation, we further improved our design plans of Kirin County project, enhancing both interior and exterior decoration standards to provide better visual impression, and adding more atrium garden amenities.  Several government agency inspections also called for installation of certain safety facilities.  Furthermore, our contractors submitted to us various claims, representing increased construction costs caused by unforeseen engineering difficulties or un-absorbable material or labor cost rise, which they requested reimbursement from us.  As a result, total estimated costs were increased from $82,563,000 to $88,057,000.

Combined effects of decrease in total expected revenue and decrease in total expected costs in Kirin County project led to a reversal of previously recognized revenue of $9.0 million in the six month period ended June 30, 2012.  When excluding this impact, Kirin County recognized $7.0 million revenue from pre-sale of units.  Revised percentage-of-completion increased 4.0% in the six month period, from 88.9% as at December 31, 2011 to 92.9% as at June 30, 2012.  Comparatively, Kirin County recorded $10.6 million revenue, and achieved 11.4% percentage-of-completion in the six month period ended June 30, 2011.

The following table summarizes the key pre-sale information of our projects.

	Cumulative contract value of pre-sale as of June 30, 2012	Cumulative collection as of June 30, 2012	Contract value of pre-sale in the period from Jan 1, 2012 to June 30, 2012	Collection in the period from Jan 1, 2012 to June 30, 2012	Contract value of pre-sale in the six month period ended August 5, 2012	Collection in the six month period ended August 5, 2012
No.79 Courtyard Phase I	$64,567,372	$56,459,773	$18,592,209	$20,708,856	$70,538,264	$62,491,082
Kirin Bay Phase I	37,792,483	28,894,936	21,176,294	16,368,233	50,576,512	40,106,017
Kirin County	111,684,410	107,115,338	(764,443)	842,413	123,248,105	117,468,215
Future phases of Kirin Bay and No. 79 Courtyard projects	$19,066,184	$10,724,549	$9,069,355	$5,025,792	$21,577,646	$13,104,167

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the six months ended June 30, 2012 were $21.9 million, an increase of $14.6  million, or approximately 199.4%, compared to $7.3 million for the same period of 2011.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in Kirin County, No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit (Loss).  Gross loss for the six months ended June 30, 2012 was $2.9 million (gross margin ratio: -15.2%) compared to gross income $3.3 million (gross margin ratio: 31.1%), for the same period of 2011, because of the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first quarter of 2012. No.79 Courtyard (Phase I), Kirin Bay (Phase I) and Kong Village Relocation Program revised their estimated cost according to newly development of the design changes and material cost increase which decrease the gross ratio of the two projects. The cost increases of Kong Village Relocation Program also increase the cost of land cost of all parcels of Kirin Bay.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the six months ended June 30, 2012 and 2011:

	Total GFA	POC accomplished in six-month period ended June 30,		Contract value of units sold in six-month period ended June 30,		Revenue recognized in three-month period ended June 30,
		2012	2011	2012	2011	2012	2011
Kirin County(1)	203,516	4.0%	4.0%	$(764,443)	$5,799,381	$(1,991,202)	$10,613,958
No.79 Courtyard (Phase I)(2)	126,866	8.8%	-	18,592,209	-	12,754,277	-
Kirin Bay (Phase I)(3)	141,677	12.6%	-	21,176,294	-	8,253,795	-
Total	472,059	-	-	$39,004,060	$5,799,381	$19,016,870	$10,613,958

(1)	Kirin County’s percentage-of-completion as of June 30, 2012 and 2011 has been adjusted from 94.3% and 63.0% taking into accounts the total costs estimate of adjacent shopping arcade.
(2)	No.79 Courtyard’s percentage-of-completion as of December 31, 2011 has been adjusted to 57.4% taking into accounts total costs estimate increases.
(3)	Kirin Bay’s percentage-of-completion as of December 31, 2011 has been adjusted to 24.9% taking into accounts total costs estimated increases.

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$1,844,802	2,730	$693	$4,930,489	7,069	$724
-commercial (4)	(2,609,245)	715	(3,650)	-	-	-
-parking space				868,892	2,928	297
No.79 Courtyard (Phase I)
-residential	13,488,057	12,031	1,121	-	-	-
-commercial	3,232,099	705	4,586	-	-	-
-parking space	1,872,053	2,605	719	-	-	-
Kirin Bay (Phase I)
-residential	19,969,566	30,573	653	-	-	-
-commercial	-	-	-	-	-	-
-parking space	1,206,728	3,753	322	-	-	-
Total	$39,004,060	53,112	$734	$5,799,381	9,997	$580

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the six months ended June 30, 2012 were $3.8 million, an increase of $1.6 million, or 73.1%, from $2.2 million for the six months ended June 30, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially for the six months ended June 30, 2012 compared with the same period of 2011.   As discussed before, we expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases.

	Six Months Ended June 30,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$3,817,070	100.0%	$2,205,179	100.0%
Selling expenses	1,247,571	32.7%	947,241	43.0%
Advertising expense	384,826	10.1%	457,708	20.8%
Staff salaries	395,505	10.4%	167,242	7.6%
Office and Administrative expenses	467,240	12.2%	322,291	14.6%
General and administrative expenses	2,569,499	67.3%	1,257,938	57.0%
Staff salaries	1,320,483	34.6%	404,150	18.3%
Professional expenses	186,112	4.9%	219,967	10.0%
Office and Administrative expenses	1,062,904	27.8%	633,821	28.7%

•
Advertising Expenses. Our advertising expenses remained at the same level in the six months ended June 30, 2012, compared to the same period of 2011.  Our advertising campaigns’ focus in 2011 and 2012 is to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which are currently in their construction stage. The advertising expenses may increase in future periods as we advance our No.79 Courtyard and Kirin Bay projects.

•
Staff Salaries. For the six months ended June 30, 2012 and 2011 our total selling and administrative staff expenses were $1.7 million and $0.6 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of later phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

•
Office and Administrative Expenses.  Office and administrative expenses increased from $1.0 million to $1.5 million for the six months ended June 30, 2011 and 2012. This is due to additional expenses such as office supplies costs, traveling, and communications.

Interest Expense.  Our interest expense was $1.4 million for the six months ended June 30, 2012, compared to $1.4 million for the six months ended June 30, 2011. We capitalized $1.3 million to our properties under development for the six months ended June 30, 2012, compared to $nil capitalized during the same period of 2011.  We expect there will be an elevated level of interest expense associated with the development of new projects in the future.

Income Taxes Expense (Benefit).  Income taxes benefit for the six months ended June 30, 2012 totaled negative $2.0 million, a decrease of $2.8 million from $0.8 million for the six months ended June 30, 2011.  The decrease was mainly due to adjustment to deferred tax liabilities and land appreciation tax in relation to revenue recognition, caused by reversal of previously recognized revenue.

Net Income (loss).  Net loss for the six months ended June 30, 2012 was $6.0 million compared to net income of $1.1 million for the six months ended June 30, 2011, a decrease of $7.1 million.  This increase was principally due to the decrease of gross profit, and the increases in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$13,559,445	$(18,609,751)
Net cash used in investing activities	(166,841)	(57,990)
Cash flows (used in) provided by financing activities	(8,853,055)	18,225,801
Effect of exchange rate changes on cash and cash equivalent	68,429	132,870
Net (decrease) increase in cash and cash equivalents	4,607,978	(309,070)
Cash and cash equivalents - beginning of period	10,602,165	6,233,301
Cash and cash equivalents - end of period	15,210,143	5,924,231

We had a balance of cash and cash equivalents of $15.2 million as at June 30, 2012 compared with balance $5.9 million as at June 30, 2011. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $18.6 million for the six months ended June 30, 2011, a change of $32.2 million. The change in net cash used for operating activities was primarily due to the following:

●
We invested $1.8 million in real properties and land lots under development (net of accounts payable) in the six months ended June 30, 2012.  In the same period of 2011, we spent $32.0 million on our projects.  This accounted for $30.2 million saving in cash outflow from operating activities;

●
We received $22.5 million from customers as down payment or subsequent installment (combination of revenue in excess of billings and customer deposits) in the six months ended June 30, 2012, compared to $26.8 million received in the six months ended June 30, 2011, which led to a $4.3 million decrease in net cash inflow from operating activities;

●
Changes in prepayments provided $0.8 million cash outflow for the six months ended June 30, 2012.  In the same period of 2011, changes in prepayments contributed $6.7 million cash outflow.  This was mainly due to $3.1 million cash outflow in stock subscription prepaid for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. in 2011, and $2.8 million decrease in prepaid business tax, land appreciation tax, and advances to suppliers for our projects.

Investing Activities.  Investing activities represent our purchase of office furniture and equipment, and do not constitute a significant part of our cash outflows historically.

Financing Activities. Net cash outflow in financing activities was $8.9 million for the six months ended June 30, 2012, compared to $18.2 million cash inflow for the six months ended June 30, 2011, a change of outflow $27.1 million. This was mainly due to 1) $11.9 million repayment of loans in the first half of year 2012, compared with $1.5 million increased in bank loans repayment in the six months ended June 30, 2011; 2) $3.0 million proceeds from financial institution loans in the six months ended June 30, 2012, compared with $22.6 million obtained in the six months June 30, 2011; 3) Net proceeds from issuance of investment units increased $0.5 million for the six months ended June 30, 2011, compared to $nil for the six months ended June 30, 2012; 4)  Repayments of due to stockholder increased $3.3 million for the six months ended June 30, 2011 compared to $nil for the same period of 2012.

Contractual Obligations

Loan obligations, costs of land use rights and non-cancellable construction contract obligations as of June 30, 2012 were as follows:

	Payments due by period
in thousands of US Dollars		less than	13 – 36
	Total	12 months	months
Loans payable	$41,932	$41,932	$-
Costs of land use rights	14,729	14,729	-
Non-cancellable construction contract obligations	97,093	72,990	24,103
Total	$153,754	$129,651	$24,103

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

As of June 30, 2012, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $97.1 million.

Material Financial Obligations

Loans Payable

As at June 30, 2012 our total loan balance was $41.9 million.

On April 2010, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $18,513,536 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is collateralized with the Kirin County land use rights held by Xingtai Zhongding.  As of June 30, 2012, these loans’ effective interest rate was 7.79% per annum.

On January 20, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $20,425,158 with Xingtai Yejin Branch, Industrial and Commercial Bank of China with maximum terms ranging from 12 to 16 months in maximum. The loan is collateralized with the No.79 Courtyard land use rights as collateral. As of June 30, 2012, $8,386,474 of the loan had been drawn, with effective interest rates ranged from 9.635% to 10.24% per annum. We repaid $6,329,414 of them in the first two quarters of year 2012.

On January 11, 2011, one of our VIE, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $12,658,829 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 month maximum term. The loan is collateralized with the No.79 Courtyard land use rights.  These loans’ effective interest rate was 10.58% per annum as at June 30, 2012.

On December 22, 2011, one of our VIE, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $949,412 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

On June 28, 2012, one of our VIE, Hebei Zhongding Real Estate Development Co., Ltd., indirectly obtained a bank loan in the amount of $3,006,472 from Xingtai Chengjiao Rural Credit Cooperative Union Association. Two employees of the Company entered into loan contracts with the financial institution of $3,006,472 in aggregate.  Simultaneously, these employees transferred the same amount of cash to the Company.  The Company agrees to repay these employees in full when their loans with the financial institution mature, and assumes interest expenses on these employees’ behalf throughout the terms of these loans.  These employees’ loans were guaranteed by Hebei Zhongding Real Estate Development Co., Ltd., with an interest rate of 12.62% per annum.

On December 30, 2011, one of our subsidiaries, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,747,061 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. There is no guaranty for this loan.

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

For the six months ended June 30, 2012 and 2011, and the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB nil, RMB14,700,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($nil, $2,244,899, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective period’s historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at June 30, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,851,790 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 16 (2)).  As at June 30, 2012 and December 31, 2011, the Company had $3,486,848 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

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

As at June 30, 2012 and December 31, 2011, the Company had a receivable from a trust equity owner of $3,486,848 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.   The Company repaid $3,346,842 of this balance to Jianfeng Guo in the six month period ended June 30, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for six months ended June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

Item 1A.	Risk Factors.

Risk Factors are included on the Company’s 10-K filed on March 30, 2012, and do not need to be updated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On June 6, our variable interest entity Hebei Zhongding entered into a cooperation agreement (the “Cooperation Agreement”) with Beijing ShengshiChengmei Investment and Management Co., Ltd. (“ShengshiChengmei”), pursuant to which Hebei Zhongding and ShengshiChengmei established a joint venture to obtain the use right of the land for HeibeiLangfang Technology Valley Commercial and Residential Building (the “Project”) and develop the Project. Hebei Zhongding and ShengshiChengmei respectively own 70% and 30% of the joint venture’s equity interest. The establishment of the joint venture is subject to approval of the relevant governmental authority.

Pursuant to the Cooperation Agreement, Hebei Zhongding shall cooperate with ShengshiChengmei in project planning, concept and scheme designing, reporting, project investigating and client receiving, group purchase product show meeting and establishment of the project. HebeiZhongding shall be responsible for all the operation of the joint venture. ShengshiChengmei shall cause the government to make the target land use right available for bidding within five months after the execution of this Cooperation Agreement and endeavor to obtain preferential policy and support as much as possible to the maximum extent permitted by applicable laws and policies. ShengshiChenmei also agreed to ensure that (i) the price of the target land use right obtained by the joint venture will not exceed RMB 1.95 million per Mu of the net land; and (ii)the total plot ratio of target land will not be less than 2.2; (iii) it will make every effort to secure capital of RMB 85 million at the time of target land bidding.

Pursuant to the Cooperation Agreement, Hebei Zhongding shall pay ShengshiChengmei RMB 3 million as consultation service fee upon the execution of Confirmation Letter on Land Use Right Transfer by and between the government and Joint Venture Company or other company accepted by both parties. Hebei Zhongding also agreed to offer to “buy out” ShengshiChengmei according to the following schedule:

(i)
provide a written offer to ShengshiChengmei to acquire 8.33% of the share equity of the joint venture held by Party B at a price not less than RMB 25 million in cash within 730 days following the execution of a land use right transfer agreement by and between the government and the joint venture;

(ii)
provide a written offer to ShengshiChengmei to acquire 8.33% of the share equity of the joint venture held by Party B at a price not less than RMB 25 million in cash after 730 days but before 1,095 days following the execution of a land use right transfer agreement by and between the government and the joint venture; and

(iii)
provide a written offer to ShengshiChengmei to acquire 13.34% of the share equity of the joint venture held by Party B at a price not less than RMB 40 million after 1,095 days but before 1,460 days following the execution of a land use right transfer agreement by and between the government and the joint venture;

On July 27, 2012, the establishment of the joint venture was approved by the relevant governmental authority and we received the joint venture’s business license.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Cooperation Agreement dated June 6, 2012, between Hebei Zhongding Real Estate Development Co., Ltd. and Beijing ShengshiChengmei Investment and Management Co., Ltd.
10.2	Loan Agreement dated June 28, 2012, between Limin Huang and Xingtai Chengjiao Rural Credit Cooperative Union.
10.3	Loan Agreement dated June 28, 2012, between Ying Yang and Xingtai Chengjiao Rural Credit Cooperative Union.
10.4	Maximum Guarantee Contract dated June 28, 2012, between Hebei Zhongding Real Estate Development Co., Ltd. and Xingtai Chengjiao Rural Credit Cooperative Union.
10.5	Maximum Guarantee Contract dated June 28, 2012, between Hebei Zhongding Real Estate Development Co., Ltd. and Xingtai Chengjiao Rural Credit Cooperative Union.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: August 14, 2012	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)