Form 10-Q
period 2012-09-30
Kirin International Holding, Inc.
filed 2012-11-14
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 20,560,016 shares of the Registrant’s common stock outstanding at November 13, 2012.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$30,617,574	$10,602,165
Restricted cash	7,898,775	1,750,381
Accounts receivable	949,479	1,374,770
Revenue in excess of billings	5,753,033	6,959,199
Prepayments	8,277,635	6,418,807
Other receivables	6,486,493	2,532,185
Receivable from a trust equity owner (Note 16(2))	2,575,050	3,477,052
Real estate properties and land lots under development	202,675,436	190,721,077
Property and equipment, net	464,561	255,878
Deferred tax assets	519,837	26,295
Total assets	$266,217,873	$224,117,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$38,826,669	$36,987,211
Income taxes payable	1,655,418	70,158
Other taxes payable	6,708,027	9,080,254
Other payables and accrued liabilities	12,078,546	7,933,901
Customer deposits	64,091,577	27,707,267
Loans payable	60,783,075	50,434,427
Deferred tax liabilities	4,561,119	7,724,474
Total liabilities	188,704,431	139,937,692

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,560,016 shares issued and outstanding as of September 30, 2012 and December 31, 2011	2,056	2,056
Additional paid-in capital	37,100,450	36,698,450
Statutory reserve	424,833	424,833
Retained earnings	33,508,822	40,982,927
Accumulated other comprehensive income	6,477,281	6,071,851
Total stockholders’ equity	77,513,442	84,180,117
Total liabilities and stockholders’ equity	$266,217,873	$224,117,809

See notes to the unaudited consolidated financial statements

* Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$41,421,119	$21,116,800	$22,404,249	$10,502,842
Cost of real estate sales	40,569,589	15,411,163	18,665,744	8,094,719
Gross profit	851,530	5,705,637	3,738,505	2,408,123

Operating expenses
Selling expenses	2,141,027	1,620,589	893,456	673,348
General and administrative expenses	4,213,331	2,107,722	1,643,832	849,784

Total operating expenses	6,354,358	3,728,311	2,537,288	1,523,132

Income (loss) from operations	(5,502,828)	1,977,326	1,201,217	884,991

Other income (expenses)
Government grant	-	4,380,565	-	2,135,666
Interest expense	(4,368,809)	(2,414,427)	(3,016,584)	(974,953)

Total other income (expenses)	(4,368,809)	1,966,138	(3,016,584)	1,160,713

Income (Loss) before income taxes	(9,871,637)	3,943,464	(1,815,367)	2,045,704

Income taxes (benefit) expenses	(2,397,532)	1,567,519	(388,861)	762,076

Net income (loss)	$(7,474,105)	$2,375,945	$(1,426,506)	$1,283,628

Other comprehensive income
Foreign currency translation adjustment	405,430	2,289,496	(175,449)	707,494

Comprehensive income (loss)	$(7,068,675)	$4,665,441	$(1,601,955)	$1,991,122

Basic and diluted earnings (loss) per share	$(0.36)	$0.12	$(0.07)	$0.06

Basic weighted average shares outstanding	20,560,016	19,798,131	20,560,016	20,334,796

Diluted weighted average shares outstanding	20,560,016	19,799,261	20,560,016	20,338,320

See notes to the unaudited consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(7,474,105)	$2,375,945
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	73,392	58,596
Stock-based compensation	402,000	-
Deferred tax benefit	(3,698,032)	(250,169)
Changes in operating assets and liabilities
Restricted cash	(6,146,266)	728,443
Accounts receivable	432,402	308,130
Revenue in excess of billings	1,241,180	14,781,807
Prepayments	(1,829,608)	(5,903,997)
Other receivables	(3,947,525)	(996,465)
Receivable from a trust equity owner	919,806	(2,121,116)
Real estate properties and land lots under development	(11,041,397)	(79,553,387)
Accounts payable	1,661,905	30,462,753
Income taxes payable	1,586,560	(22,512)
Other taxes payable	(2,418,739)	534,162
Other payables and accrued liabilities	4,110,449	770,163
Customer deposits	36,287,542	19,418,923

Net cash provided by (used in) operating activities	10,159,582	(19,408,724)

Cash flows from investing activities:
Purchases of equipment	(280,974)	(128,799)

Cash flows from financing activities:
Proceeds from loans	23,706,232	22,748,197
Repayment of loans	(13,591,573)	(1,537,040)
Net proceeds from investment units issued	-	2,379,149
Repayments of due to a stockholder	-	(3,902,553)
Payment for due from related parties	-	(970,242)

Net cash provided by financing activities	10,114,659	18,717,511

Effect of exchange rate changes on cash and cash equivalents	22,142	162,587
Net increase (decrease) in cash and cash equivalents	20,015,409	(657,425)

Cash and cash equivalents - beginning of the period	10,602,165	6,233,301

Cash and cash equivalents - end of the period	$30,617,574	$5,575,876

Supplementary cash flow information
Cash paid for income tax	$-	$81,035
Cash paid for interest expense	$4,725,558	$2,440,104

See notes to the unaudited consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Kirin China has the following Operating Companies in China:

●
Hebei Zhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”) Hebei Zhongding was incorporated in the name of Xingtai Zhongchao Real Estate Company Limited as a limited liability company under the laws of the PRC on April 7, 2004, and was transformed into a limited liability corporation, changing its name to Hebei Zhongding Real Estate Development Co., Ltd. on July 16, 2007. Hebei Zhongding authorized and issued 45,000,000 shares at Renminbi (RMB) 1 ($0.1207) per share. Share capital of approximately $5,430,517 was fully paid by Jianhe Guo, Jianfei Guo, Li Zhao, Liying Li and Liping Bi (collectively referred to as “Hebei Zhongding Trustees”).

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

●
Xingtai Zhongding Business Service Co., Ltd. (“Business Service”) was established as a limited liability corporation on July 29, 2008 in the name of Xingtai Zhongding Business Service Corporation Limited with authorized 6,000,000 shares at RMB1 per share. Share capital was fully paid up by Jianfeng Guo and other 10 individuals (“Other Initial Sponsors”). Business Service subsequently transformed into a limited liability company. Pursuant to trust agreement between Jianfeng Guo and Other Initial Sponsors, Jianfeng Guo is deemed to be the sole beneficiary owner of all the shares of Business Service. On July 1, 2009, Xingtai Zhongding acquired 100% of the equity interests of Business Service, from its predecessor equity holders for a purchase price of RMB 6,000,000 (approximately $876,000). The acquisition is a business combination under common control; therefore the acquisition was accounted for using pooling-of-interest method. The acquired business and net assets were recorded at book value as if the business and the net assets have been owned by the Company from the earliest comparative period presented, the operations are combined from the earliest date. In 2011, Business Service changed its name to Xingtai Zhongding Kirin Real Estate Development Co., Ltd. and increased its paid-in capital to RMB45,000,000.

●	On December 24, 2009, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Property Management Co., Ltd.;

●	On January 19, 2010, Xingtai Zhongding established wholly-owned subsidiary Huaxia Kirin (Beijing) Garden Project Co., Ltd.;

●	On December 6, 2010, Business Service established wholly-owned subsidiary Xingtai Hetai Real Estate Development Co., Ltd.;

●	On December 19, 2011, Huaxia Kirin (Beijing) Property Management Co., Ltd. established wholly-owned subsidiary Hebei Zhongding Property Service Co., Ltd.;

●
Pursuant to a Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between Hebei Zhongding and Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”), Hebei Zhongding established a subsidiary Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”) in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of Huading Chengmei is RMB20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even instalments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, Hebei Zhongding should contribute all of Huading Chengmei’s paid-in capital, and is the sole party be responsible for Huading Chengmei’s day-to-day operations;  Shengshi Chengmei’s contribution to Huading Chengmei is in the form of consultation service, and agrees to undertake necessary communications with government authorities to facilitate Huading Chengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. Shengshi Chengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, Hebei Zhongding and Shengshi Chengmei owns 70% and 30% of Huading Chengmei’s nominal equity interest, it further requires Hebei Zhongding to purchase Shengshi Chengmei’s 8.33%, 8.33%, and 13.34% share equity in Huading Chengmei for a consideration of RMB25,000,000, RMB25,000,000 and RMB40,000,000 (approximately US$3,950,000, US$3,950,000, and US$6,300,000) within 730 days, between 730 and 1,095 days, and between 1,095 to 1,460 days after the execution of land purchase contract between Huading Chengmei and government authorities. Huading Chengmei did not have substantial operations as of September 30, 2012;

●
In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred rights and obligations in associated with the Strategic Cooperation Agreement to the Company, Hebei Zhongding, through a trust equity investor, Huaxia Huifeng Entrepreneurship Investment and Management (Beijing) Co., Ltd. (a related company ultimately owned by Jianfeng Guo), established a subsidiary Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) in Baoding, Hebei Province, China, on September 3, 2012.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and processes 90% nominal equity interest in Heda Kirin; Baoding Heda processes 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% developed property area from Heda Kirin. The registered capital of Heda Kirin is RMB100,000,000 (approximately US$15,800,000).  As of September 30, 2012, the Company has contributed RMB50,000,000 (approximately US$7,900,000) paid-in capital.  Remaining RMB50,000,000 (approximately US$7,900,000) will be contributed before the fifth anniversary of the establishment of Heda Kirin. Heda Kirin did not have substantial operations as of September 30, 2012.

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

The Call Option Agreement between Iwamatsu Reien and Jianfeng Guo, Jianfeng Guo also irrevocably granted the exclusive voting rights with respect to the shares of Prolific Lion Limited held by Iwamatsu Reien.  Accordingly, Jianfeng Guo may be deemed to beneficially own the Kirin China’s common stock owned by Prolific Lion Limited. Furthermore, Jianfeng Guo is empowered to appoint directors of Kirin China through Resolution of Shareholders, who manage the business and affairs of Kirin China, pursuant to the Memorandum and Articles of Association of Kirin China, and thereby effectively controls Kirin China, which subsequently controls Kirin Management through its ownership of Kirin Development.

On October 31, 2012, the Purchasers exercised their call options and acquired all of shares of the BVI Companies.

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$29,556,424	$8,913,496
Restricted cash	7,898,775	1,750,381
Accounts receivable	949,479	1,374,770
Revenue in excess of billings	5,753,033	6,959,199
Prepayments	8,277,635	6,418,807
Other receivables	6,193,363	2,241,279
Receivable from a trust equity owner	2,575,050	3,477,052
Real estate properties and land lots under development	202,675,436	190,721,077
Property and equipment, net	392,099	255,878
Deferred tax assets	519,837	26,295
Total assets	$264,791,131	$222,138,234

Accounts payable	$38,826,669	$36,987,211
Income taxes payable	1,655,418	70,158
Other taxes payable	6,708,027	9,080,254
Other payables and accrued liabilities	12,076,446	7,932,058
Customer deposits	64,091,577	27,707,267
Loans payable	60,783,075	50,434,427
Deferred tax liabilities	4,561,119	7,724,474
Total liabilities	$188,702,331	$139,935,849

Certain of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the nine months ended September 30, 2012 and 2011, the financial performance of VIEs reported in the consolidated statements of operations and comprehensive income (loss) includes sales of approximately $41.4 million and $21.1 million, respectively, cost of sales of approximately $40.6 million and $15.4 million, respectively; operating expenses of approximately $5.4 million and $3.3 million, respectively; and net loss of approximately $6.5 million  and net income  of approximately $2.7 million, respectively.

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

The unaudited  consolidated financial statements as of September 30, 2012 and for the three-and-nine-month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the three-and-nine-month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,000,000 relating to Kirin County project to subsidize modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the nine months ended September 30, 2012 and 2011, the Company recognized $nil and $4,380,565 grant income.  The local government has arranged a lump sum payment of the grant to Business Investment, a trust equity owner on behalf of Jianfeng Guo, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at September 30, 2012, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months ended September 30, 2012 and 2011, $356,749 and $nil were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $7,898,775 and $1,750,381 as of September 30, 2012 and December 31, 2011, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three and nine months ended September 30, 2012 and 2011 were net income (loss) and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the nine months ended September 30, 2012 and 2011, the Company recorded an advertising expense of $703,528 and $942,553, respectively.   For the three months ended September 30, 2012 and 2011, the Company recorded an advertising expense of $318,702 and $384,845, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at September 30, 2012 and December 31, 2011, the Company retained $273,129 and $144,037 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve.  For the nine months ended September 30, 2012 and 2011, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed and land or property under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, land lot or property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense.  No impairment of completed or in-development land lot or property was recognized for the nine months ended September 30, 2012 and 2011.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended November 9, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2 – Accounts Receivable

	September 30, 2012	December 31, 2011

Receivable from sales of condominium units	$531,102	$487,061
Receivable from sales of land use rights	418,377	887,709

	$949,479	$1,374,770

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method. After customers made sufficient down payment, the Company recognizes related revenue. These receivable balances are unsecured and bear no interest.

Note 3 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for in construction properties under pre-sale contracts in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to pre-sale contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, after the construction is complete.

Note 4 – Prepayments

Prepayments consisted of the following:

	September 30, 2012	December 31, 2011

Advances to suppliers and contractors	$1,206,844	$1,658,920
Financing service fees charged as prepaid interests	125,752	684,426
Prepaid stock subscription for a prospective investee	3,157,562	3,142,332
Excessive business tax and LAT liabilities	3,787,477	933,129

	$8,277,635	$6,418,807

Pursuant to financing service contracts entered into between the Company and certain banks, the Company paid service fees for the origination of several long-term loans before they were released to the Company. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

In June 2011, the Company agreed to become an investor of Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”)  The Company prepaid RMB20,000,000 (approximately $3,157,562) to purchase 16,000,000 shares, or 6.96% of Xingtai RC Bank’s common stock.  The establishment of Xingtai RC Bank will be based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association, which provides several loans to the Company (see Note 12).  As of September 30, 2012, Xingtai RC Bank didn’t completed necessary registration with government agencies.

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

Note 5 – Other Receivables

The components of other receivables are as follows:

	September 30,	December 31,
	2012	2011

Working capital borrowed by contractors and service providers	$3,993,258	$2,184,535
Receivable from an unrelated person	1,578,781	-
Others	914,454	347,650

	$6,486,493	$2,532,185

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at September 30, 2012 and December 31, 2011.

Receivable from an unrelated person, Chunyu Xu, was advanced on September 27, 2012 and was subsequently repaid in full on October 24, 2012.  The balance was unsecured and interest-free.

Note 6 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	September 30,	December 31,
	2012	2011

Properties under development
Kirin County (including adjacent shopping arcade)
Costs of land use rights	$6,319,604	$7,528,534
Other development costs	11,179,106	11,146,624
No. 79 Courtyard
Costs of land use rights	79,534,215	80,957,717
Other development costs	12,152,406	7,557,463
Kirin Bay
Costs of land use rights	45,739,434	42,446,312
Other development costs	5,181,582	4,239,332

Land lots under development	42,569,089	36,845,095

	$202,675,436	$190,721,077

As at September 30, 2012, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No.79 Courtyard, Kirin Plaza and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

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

Note 7 – Accounts Payable

	September 30, 2012	December 31, 2011

Payables in relation to acquisitions of land use rights	$12,327,123	$17,609,322
Construction contractors	26,499,546	19,377,889

	$38,826,669	$36,987,211

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As of September 30, 2012, payable to Huada Mining Co., Ltd. was $9,958,952 (December 31, 2011: $15,252,879).  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  As of September 30, 2012, unpaid balance plus accrued interest was $2,368,171 (December 31, 2011: $2,356,443).  The Company capitalized the additional consideration in the costs land lots under development.

Note 8 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	September 30, 2012	December 31, 2011

Unrecognized tax benefit (Note 10(2))	$6,204,610	$6,174,682
Utility deposits from customers	5,016,024	1,507,034
Others	857,912	252,185

	$12,078,546	$7,933,901

Note 9 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of September 30, 2012 and December 31, 2011, the Company received $64,091,577 and $27,707,267 deposits from customers, respectively.

Note 10 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to September 30, 2012 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income taxes expense (benefit) for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011

Current
EIT expense	$1,587,948	$-
Unrecognized tax uncertainty benefit	-	1,095,141
LAT expense (benefit)	(287,448)	722,547
Deferred tax benefit – EIT	(3,698,032)	(250,169)

	$(2,397,532)	$1,567,519

Income taxes expense (benefit) for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,
	2012	2011

Current
EIT expense	$881,803	$-
Unrecognized tax uncertainty benefit	-	533,916
LAT expense	133,076	371,711
Deferred tax benefit – EIT	(1,403,740)	(143,551)

	$(388,861)	$762,076

In association with the estimated decrease in real estate projects’ expected sales values and increase in expected costs (see Note 14), the Company revised downwards affected projects’ land appreciation and full amount of LAT liability.  The Company accounted for cumulative effects on real estate projects’ LAT liability as a change in accounting estimate in the consolidated financial statements for nine months ended September 30, 2012.

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011

EIT expense (benefit) at the PRC statutory rate of 25%	$(2,467,909)	$985,866
LAT expense (benefit)	(287,448)	722,547
EIT expense (benefit) of LAT	71,862	(180,637)
Valuation allowance	204,036	-
Permanent items	81,927	39,743

	$(2,397,532)	$1,567,519

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit (included in other payables and accrued liabilities.  See Note (8)) for the nine-month periods ended September 30, 2012 and September 30, 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011

Unrecognized tax benefit, as the January 1	$6,174,682	$4,318,008
Increase due to government grant earned	-	1,095,141
Movement in current year due to foreign exchange rate fluctuation	29,928	159,502

Unrecognized tax benefit, as of September 30	$6,204,610	$5,572,651

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax befit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of September 30, 2012 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are presented below.

	September 30, 2012	December 31, 2011

Deferred tax assets
Operating loss carry forward	$1,022,738	$327,452
Excess of interest expense	1,592,005	779,454
	2,614,743	1,106,906

Valuation allowance	(431,499)	(199,017)
Offsetting with deferred tax liabilities	(1,663,407)	(881,594)

Net deferred tax assets	$519,837	$26,295

Deferred tax liability
Revenue recognized based on percentage-of-completion	$6,224,526	$8,606,068
Offsetting with deferred tax assets	(1,663,407)	(881,594)

Net deferred tax liabilities	$4,561,119	$7,724,474

Note 11 – Other Taxes Payable

Other taxes payable consisted of the following:

	September 30, 2012	December 31, 2011

Business tax and related urban construction tax and education surcharge	$2,135,113	$4,303,287
Land Appreciation Tax	1,345,879	4,776,967
Deed Tax pertaining to No. 79 Courtyard project’s land use rights	3,227,035	-

	$6,708,027	$9,080,254

Note 12 – Loans Payable

Loans payable as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$-	$2,670,980
Due December 8, 2012, at 7.79% per annum	7,893,906	7,855,830
Due March 8, 2013, at 7.79% per annum	3,473,319	3,456,565
Due March 8, 2013, at 7.79% per annum	4,420,587	4,399,265
	15,787,812	18,382,640

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)
Due March 3, 2012, at 10.24% per annum	-	1,571,166
Due June 3, 2012, at 9.635% per annum	-	4,713,498
Due September 3, 2012, at 9.635% per annum	-	2,042,516
	-	8,327,180
Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	2,999,684	-
	2,999,684	-

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 18, 2012, at 12.62% per annum	-	2,356,749
	-	2,356,749

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2011”)
Due December 5, 2012, at 10.58% per annum	10,577,834	10,526,812
Due December 6, 2012, at 10.58% per annum	2,052,416	2,042,516
	12,630,250	12,569,328
Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due December 21, 2012, at 13.12% per annum	947,269	942,700
	947,269	942,700

Loan from Kong Village Committee
Due December 29, 2012, at 14.4% per annum	4,736,344	4,713,498
	4,736,344	4,713,498
Loan from an unrelated individual
Due April 11, 2012, at 15.6% per annum	-	3,142,332
	-	3,142,332

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Due March 29, 2014, at 11.38% per annum	2,368,172	-
Due April 29, 2014, at 11.38% per annum	2,368,172	-
Due May 29, 2014, at 11.38% per annum	3,157,562	-
Due June 29, 2014, at 11.38% per annum	3,157,562	-
Due July 29, 2014, at 11.38% per annum	4,736,344	-
Due August 29, 2014, at 11.38% per annum	7,893,904	-
	23,681,716	-

	$60,783,075	$50,434,427

Interest rates of the Company’s loans with a maturity of more 12 months are adjusted on every anniversary of the drawdown in tandem with 1-to-3 year base borrowing rate published by the People’s Bank of China.  The Company also paid financing service fees for certain of its loans.  These financing service fees were paid prior to bank releasing loans to the Company as treated as prepaid interest, and have been included in the determination of respective loans’ effective interest rates.

As of September 30, 2012 and December 31, 2011, ICBC 2010 Loans, ICBC 2011 Loans, Syndicated Loans 2011 and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $87,900,000 and $64,700,000, respectively.  Credit Union 2011 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of September 30, 2012, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

The aggregate maturities of loans payable for each of twelve months subsequent to September 30, 2012 are as follows:

Twelve Months Ending	Amount

September 30, 2013	$37,101,359
September 30, 2014	23,681,716
Thereafter	-
$60,783,075

Note 13 – Restricted Stock Compensation

In accordance with the Employment Agreements approved by the Board of the Directors, the Company granted certain employees restricted common stock (“Restricted Stock Awards”).   Restricted Stock Awards are issued to the employees in five even installments at the beginning or in the interim of each year of five-year employment period.  Shares issued under Restricted Stock Awards in each year of the employment period cannot be disposed of or pledged until they are fully vested, which is the last day of the full service year and the employment is not terminated.  Unvested shares maybe reacquired by the Company for no consideration following the employee’s termination of service.

The fair value of the Restricted Stock Awards is based on the market value of the Company’s common stock on the date of grant. Pre-vesting forfeiture is expected to be nil. The Company records compensation costs for the Restricted Stock Awards on a straight-line basis over the employment period for the entire award.

Restricted Stock Awards activity as of and for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	608,828	$6.70
Vested	(120,000)	$6.70
Forfeited	(488,828)	$6.70
Outstanding at the end of the period	-	$-

The Company recognized $402,000 and $nil of share-based compensation expense related to the Restricted Stock Awards for nine months ended September 30, 2012 and 2011, and $nil and $nil of share-based compensation expense related to the Restricted Stock Awards for three months ended September 30, 2012 and 2011.

Note 14 – Revenue

The Company recognized real estate pre-sale revenue under percentage-of-completion method for the three and nine months ended September 30, 2012 and 2011. Revenue or adjustment of revenue by each of the Company’s real estate project was as follows:

	Nine Months Ended September 30,
	2012	2011

Kirin County (including adjacent shopping arcade)	$(5,288,840)	$21,116,800
No.79 Courtyard	26,280,742	-
Kirin Bay	20,429,217	-

	$41,421,119	$21,116,800

	Three Months Ended September 30,
	2012	2011

Kirin County (including adjacent shopping arcade)	$(3,297,638)	$10,502,842
No.79 Courtyard	13,526,465	-
Kirin Bay	12,175,422	-

	$22,404,249	$10,502,842

In connection with the preparation of the consolidated financial statements, the Company considered events occurred in the nine-month period ended September 30, 2012, and events occurred subsequent to September 30, 2012 and before the issuance date of these consolidated financial statements, for their effects on real estate projects’ cumulative revenue recognized as of September 30, 2012.  These included changes to several pre-sale contracts’ value based on the Company’s agreements with customers to modify interior decoration conditions of purchased properties, and revisions to projects’ total expected costs, percentage-of-completion, and the availability of units for sale as results of change of the designs (either initiated by the Company or resulted from government agencies’ safety inspection), government regulated labor costs adjustment, and constructors’ claims.  The Company recognized cumulative effects on real estate projects’ revenue as a change in accounting estimate in the consolidated financial statements for nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2012	2011

Net income (loss)	$(7,474,105)	$2,375,945
Basic and diluted earnings (loss) per share	$(0.36)	$0.12
Basic weighted average shares outstanding	20,560,016	19,798,131
Diluted weighted average shares outstanding	20,560,016	19,799,261

	Three Months Ended September 30,
	2012	2011

Net income (loss)	$(1,426,506)	$1,283,628
Basic and diluted earnings (loss) per share	$(0.07)	$0.06
Basic weighted average shares outstanding	20,560,016	20,334,796
Diluted weighted average shares outstanding	20,560,016	20,338,320

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of September 30, 2012.

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

For the nine months ended September 30, 2012 and 2011, and the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB nil, RMB28,500,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($nil, $4,380,565, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective period’s historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at September 30, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,844,132 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 16 (2)).  As at September 30, 2012 and December 31, 2011, the Company had $2,575,050 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

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

As at September 30, 2012 and December 31, 2011, the Company had a receivable from a trust equity owner of $2,575,050 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.   The Company repaid $3,346,842 of this balance to Jianfeng Guo in the nine month period ended September 30, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for nine months ended September 30, 2011.

Note 17 – Contingent Liabilities

As at September 30, 2012 and December 31, 2011, the Company provided approximately $40,400,000 and $22,400,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 18 – Subsequent Events

On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $29,700,000).  The Company drew down RMB 160,000,000 (approximately $25,300,000) on October 9, 2012.  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 7.995%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We are a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting Project and Wancheng New World Project in Xingtai City. Our current projects include Kirin County, Kirin Bay and No.79 Courtyard, which collectively call for the development of more than 7,000 homes over the next five years in Xingtai City. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province and begin additional projects in the next three to five years.

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

Recent Developments

●
We have the following projects currently under development: 1) Kirin County Project, a building complex of residential condominiums and commercial areas which we commenced construction from September 2009 (construction of adjacent shopping arcade started in November 2011). As of September 30, 2012, we have completed 94.8% of the construction of the Kirin County project; 2) No.79 Courtyard (Phase I) commenced the construction from September 2011, and reached the 69.9% percentage-of-completion as of September 30, 2012; 3) Kirin Bay (Phase I), met the revenue recognition requisition in December 2011 and reached the percentage-of-completion of 46.1% as of September 30, 2012. Kirin County will be delivered to customers in late 2012.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in late 2013.  Kirin Bay (Phase I) is scheduled to be delivered to customers in late 2014;

●
Pursuant to a Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between Hebei Zhongding and Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”), Hebei Zhongding established a subsidiary Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”) in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of Huading Chengmei is RMB20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even installments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, Hebei Zhongding should contribute all of Huading Chengmei’s paid-in capital, and is the sole party be responsible for Huading Chengmei’s day-to-day operations; Shengshi Chengmei’s contribution to Huading Chengmei is in the form of consultation service. Shengshi Chengmei agrees to undertake necessary communications with government authorities to facilitate Huading Chengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. Shengshi Chengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, Hebei Zhongding and Shengshi Chengmei owns 70% and 30% of Huading Chengmei’s nominal equity interest, it further requires Hebei Zhongding to purchase Shengshi Chengmei’s 8.33%, 8.33%, and 13.34% share equity in Huading Chengmei for a consideration of RMB25,000,000, RMB25,000,000 and RMB40,000,000 (approximately US$3,950,000, US$3,950,000, and US$6,300,000) within 730 days, between 730 and 1,095 days, and between 1,095 to 1,460 days after the execution of land purchase contract between Huading Chengmei and government authorities;

●
In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred rights and obligations in associated with the Strategic Cooperation Agreement to the Company, on September 3, 2012 Hebei Zhongding, through a trust equity investor, Huaxia Huifeng Entrepreneurship Investment and Management (Beijing) Co., Ltd. (a related company ultimately owned by Jianfeng Guo), established a subsidiary Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) in Baoding, Hebei Province, China.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and processes 90% nominal equity interest in Heda Kirin; Baoding Heda processes 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% developed property area from Heda Kirin. The registered capital of Heda Kirin is RMB100,000,000 (approximately US$15,800,000).  As of September 30, 2012, the Company has contributed RMB50,000,000 (approximately US$7,900,000) paid-in capital.  Remaining RMB50,000,000 (approximately US$7,900,000) will be contributed before the fifth anniversary of the establishment of Heda Kirin.

Financial Performance Highlights

The following summarizes certain key financial information for the nine months ended September 30, 2012.

●	Total revenue was $41.4 million for the nine months ended September 30, 2012, an increase of $20.3 million, or 96.2%, from $21.1 million for the same period last year;
●
Gross profit was $0.9 million for the nine months ended September 30, 2012 as compared to gross profit $5.7 million for the same period last year. Gross margin was 2.1% for the nine months ended September 30, 2012 as compared to 27.0% for the same period last year;

●	Net loss was $7.5 million for the nine months ended September 30, 2012, compared to net income of $2.4 million for the same period of last year.

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

Government Regulations. Our business and results of operations are subject to PRC government policies and regulations regarding the following:

●
Land Use Rights — According to the Land Administration Law of the PRC and Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. We acquire land use rights from local governments and/or other entities for development of residential and commercial real estate projects;

●
Land Development — According to the Urban Real Estate Development and Operation Administration Regulation, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by the government of the Hebei Province, and the Real Estate Development Enterprise Qualification Administration Regulation, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate. We obtained the related certificates and seek to ensure that each phase of our projects complies with our certificates;

●
Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, residential housing and other buildings still in process of construction may be pledged and mortgaged. From time to time, we pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing;

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012		2011
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue from real estate sales, net	$22,404,249	100.0%	$10,502,842	100.0%
Cost of real estate sales	18,665,744	83.3%	8,094,719	77.1%
Gross profit	3,738,505	16.7%	2,408,123	22.9%
Selling expenses	893,456	4.0%	673,348	6.4%
General and administrative expenses	1,643,832	7.3%	849,784	8.1%
Income from operations	1,201,217	5.4%	884,991	8.4%
Government grant	-	-	2,135,666	20.3%
Interest expense	(3,016,584)	-13.5%	(974,953)	-9.3%
Income (loss) before income taxes	(1,815,367)	-8.1%	2,045,704	19.5%
Income taxes expense (benefit)	(388,861)	-1.7%	762,076	7.3%
Net income (loss)	(1,426,506)	-6.4%	1,283,628	12.2%

Our net loss for the three months ended September 30, 2012 was $1.4 million, compared to $1.3 million net income for the three months ended September 30, 2011.  This decrease of profit was mainly due to increased general and administrative expenses as a result of our expanded corporate size in preparation for the future development of several projects, increase in interest expenses as we obtained additional loans to support our construction of three real estate projects, and decrease in government grant from Kirin County project as the construction was near complete in final development stage.

For the three months ended September 30, 2012, Kirin County project recorded a reversal to previously recognized revenue of $3.3 million (net of revenue recognized in the normal course of business).  Government safety inspection required us to significantly reduce salable area of six commercial units in Kirin County from 2,730 square meters to 612 square meters, which led to cancellation of pre-sale contracts with affected customers and we refunded related deposits collected for these commercial units; Kirin Bay (Phase I) contributed revenue of $12.2, and No.79 Courtyard (Phase I) contributed revenue of $13.5 million.  The percentage-of-completion was 94.8% for Kirin County, 69.9% for No.79 Courtyard (Phase I), and 46.1% for Kirin Bay (Phase I) as of September 30, 2012, respectively.

Together with the construction and pre-sale of the three projects, and preparation work for potential future projects, our overall operating expenses in advertising, staff salaries, and maintenance raised $1.2 million, or 78.3% for the three months ended September 30, 2012 compared with the same period of 2011.  The increase in interest expenses was mainly due to increase in bank loans put on by the Company to support the development of multiple projects simultaneously.

Revenues and Gross Profit

	Three Months Ended September 30,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$22,404,249	100.0%	$10,502,842	100.0%
-Kirin County	(3,297,638)	-14.7%	10,502,842	100.0%
-No.79 Courtyard (Phase I)	13,526,465	60.4%	-	-
-Kirin Bay (Phase I)	12,175,422	54.3%	-	-
Cost of real estate sales	18,665,744	83.3%	8,094,719	77.1%
-Kirin County	1,518,290	6.8%	8,094,719	77.1%
-No.79 Courtyard (Phase I)	7,961,719	35.5%	-	-
-Kirin Bay (Phase I)	9,185,735	41.0%	-	-
Gross profit	3,738,505	16.7%	2,408,123	22.9%
-Kirin County	(4,815,928)	-21.5%	2,408,123	22.9%
-No.79 Courtyard (Phase I)	5,564,746	24.8%	-	-
-Kirin Bay (Phase I)	2,989,687	13.3%	-	-
Profit margin	16.7%	-	22.9%	-
-Kirin County	146.0%	-	22.9%	-
-No.79 Courtyard (Phase I)	41.1%	-	-	-
-Kirin Bay (Phase I)	24.6%	-	-	-

Revenue from Real Estate sales, net.  Real estate sales represent revenue from the pre-sale of properties under development, and adjustment to revenue recognized in previous periods as a result of change to estimates. Revenues for the three months ended September 30, 2012 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the three months ended September 30, 2012 was $22.4 million, an increase of $11.9 million, or approximately 113.3%, compared to $10.5 million for the same period of 2011.

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

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction costs, and installation costs.  Our costs of real estate sales for the three months ended September 30, 2012 were $18.7 million, an increase of $10.6 million, or approximately 130.6%, compared to $8.1 million for the same period of 2011.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in Kirin County, No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit.  Gross profit for the three months ended September 30, 2012 was $3.7 million (gross margin ratio: 16.7%) compared to $2.4 million (gross margin ratio: 22.9%), for the same period of 2011. The decrease of gross profit ratio was primarily due to cancellation of certain commercial units pre-sale resulting from government safety inspection requirements.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended September 30, 2012 and 2011:

	Total GFA	POC accomplished in the three-month period ended September 30,		Contract value of units sold in the three-month period ended September 30,		Revenue recognized in three-month period ended September 30,
		2012	2011	2012	2011	2012	2011
Kirin County	201,420	1.9%	0.9%	$(6,539,456)	$5,022,957	$(3,397,638)	$10,502,842
No.79 Courtyard (Phase I)	129,421	3.6%	-	17,345,194	-	13,526,465	-
Kirin Bay (Phase I)	141,677	8.6%	-	20,364,501	-	12,175,422	-
Total	472,518			$31,170,239	$5,022,957	$22,404,249	$10,502,842

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
▪ Residential	$135,188	275	$492	$4,595,952	6,776	$678
▪ Commercial (4)	(6,651,926)	(2,696)	2,467	-	-	-
▪ Parking space	(22,718)	(142)	160	427,005	1,345	317
No.79 Courtyard (Phase I)
▪ Residential	13,706,878	12,681	1,081	-	-	-
▪ Commercial	2,239,435	499	4,488	-	-	-
▪ Parking space	1,398,881	2,019	693	-	-	-
Kirin Bay (Phase I)
▪ Residential	19,844,883	28,429	698	-	-	-
▪ Commercial	-	-	-	-	-	-
▪ Parking space	519,618	1,651	315	-	-	-
Total	$31,170,239	42,716	$730	$5,022,957	8,121	$619

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the three months ended September 30, 2012 were $2.5 million, an increase of $1.0 million, or 66.6%, from $1.5 million for the three months ended September 30, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially for the three months ended September 30, 2012 compared with the same period of 2011.   We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Three Months Ended September 30,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$2,537,288	100.0%	$1,523,132	100.0%
Selling expenses	893,456	35.2%	673,348	44.2%
Advertising expense	318,702	12.6%	384,845	25.3%
Staff salaries	47,155	1.9%	144,947	9.5%
Office and Administrative expenses	527,599	20.8%	143,556	9.4%
General and administrative expenses	1,643,832	64.8%	849,784	55.8%
Staff salaries	453,550	17.9%	239,469	15.7%
Professional expenses	11,681	0.5%	43,984	2.9%
Office and Administrative expenses	1,178,601	46.5%	566,331	37.2%

●
Advertising Expenses. Our advertising expenses for the three months ended September 30, 2012 were $0.3 million, compared to $0.4 million in the same period of 2011.  Our advertising campaigns’ focus in 2012 is to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which are currently in their construction stage. As these projects have established brand awareness after several quarters’ promotion, we were able to lower expenditures on marketing activities.

●
Staff Salaries. For the three months ended September 30, 2012 and 2011 our total selling and administrative staff expenses were $0.5 million and $0.4 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of later phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

●
Office and Administrative Expenses.  Office and administrative expenses increased from $0.7 million to $1.7 million for the three months ended September 30, 2011 and 2012. This is due to additional expenses such as office supplies costs, traveling, and communications.

Interest Expense.  Our interest expense was $3.0 million for the three months ended September 30, 2012, an increase of $2.0 million, or 209.4%, from $1.0 million for the three months ended September 30, 2011. The increase primarily relates to alleviated loan balance and higher interest rate of new loans borrowed in first nine months 2012.  We expect there will be an elevated level of interest expense associated with the development of new projects in the future.

Income Taxes Expense (Benefit).  Income taxes benefit for the three months ended September 30, 2012 totaled negative $0.4 million, a decrease of $1.2 million from income taxed expense of $0.8 million for the three months ended September 30, 2011.  The decrease was mainly due to downward adjustment to land appreciation tax liability in relation to revenue recognition caused by increased total project estimated costs.

Net Income (Loss).  Net loss for the three months ended September 30, 2012 was $1.4 million compared to net income of $1.3 million for the three months ended September 30, 2011, a decrease of $2.7 million. This decrease was principally due to increases in operating expenses and interest expenses.

Comparison of Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012		2011
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue from real estate sales, net	$41,421,119	100.0%	$21,116,800	100.0%
Cost of real estate sales	40,569,589	97.9%	15,411,163	73.0%
Gross profit (loss)	851,530	2.1%	5,705,637	27.0%
Selling expenses	2,141,027	5.2%	1,620,589	7.7%
Operating and administrative expenses	4,213,331	10.2%	2,107,722	10.0%
Income (loss) from operations	(5,502,828)	-13.3%	1,977,326	9.4%
Government grant	-	-	4,380,565	20.7%
Interest expense	(4,368,809)	-10.5%	(2,414,427)	-11.4%
Income (Loss) before income taxes	(9,871,637)	-23.8%	3,943,464	18.7%
Income taxes expense (benefit)	(2,397,532)	-5.8%	1,567,519	7.4%
Net income (loss)	(7,474,105)	-18.0%	2,375,945	11.3%

Our net loss for the nine months ended September 30, 2012 was $7.5 million, a decrease of $9.9 million, from net income $2.4 million for the nine months ended September 30, 2011.  This net loss was mainly due to reassessment of Kirin County, No. 79 Courtyard (Phase I), and Kirin Bay (Phase I) total expected revenue, budgeted costs and associated percentage-of-completion, and an overall increase in operating expenses.

Together with the construction and pre-sale of the three projects, and preparation work for potential future projects, our overall operating expenses in advertising, staff salaries, and maintenance raised $2.6 million, or 70.4% - a substantial increase - for the nine months ended September 30, 2012 compared with the same period of 2011.  The increase in interest expenses was mainly due to we increased loans for the nine months ended September 30, 2012 compared with those for the same period of 2011.

Revenues and Gross Profit

	Nine Months Ended September 30,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$41,421,119	100.0%	$21,116,800	100.0%
-Kirin County	(5,288,840)	-12.8%	21,116,800	100.0%
-No.79 Courtyard (Phase I)	26,280,742	63.4%	-	-
-Kirin Bay (Phase I)	20,429,217	49.3%	-	-
Cost of real estate sales	40,569,589	97.9%	15,411,163	73.0%
-Kirin County	6,791,618	16.4%	15,411,163	73.0%
-No.79 Courtyard (Phase I)	17,547,514	42.4%	-	-
-Kirin Bay (Phase I)	16,230,457	39.2%	-	-
Gross profit (loss)	851,530	2.1%	5,705,637	27.0%
-Kirin County	(12,080,458)	-29.2%	5,705,637	27.0%
-No.79 Courtyard (Phase I)	8,733,228	21.1%	-	-
-Kirin Bay (Phase I)	4,198,760	10.1%	-	-
Profit margin	2.1%		27.0%
-Kirin County	228.4%		27.0%
-No.79 Courtyard (Phase I)	33.2%		-
-Kirin Bay (Phase I)	20.6%		-

Revenue from Real Estate sales, net.  Real estate sales represent revenue from the pre-sale of properties under development, and adjustment to revenue recognized in previous periods as a result of change to estimates. Revenues for the nine months ended September 30, 2012 derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the nine months ended September 30, 2012 was $41.4 million, an increase of $20.3 million, or approximately 96.2%, compared to $21.1 million for the same period of 2011.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $26.3 million and $20.4 million, respectively. The percentage of completion of No.79 Courtyard (Phase I) increased from 57.4% as of December 31, 2011 to 69.9% as of September 30, 2012. The percentage of completion of Kirin Bay (Phase I) increased from 24.9% as of December 31, 2011 to 46.1% as of September 30, 2012.  These two projects become our new sources of revenue from the last quarter of year 2011.

In May and September 2012, we re-evaluated several events occurred for their potential impacts on Kirin County project’s total expected revenue, total expected costs, and related percentage-of-completion.  These events include:

●
We reached agreement with several commercial unit buyers to modify delivery conditions of pre-sale contracts.  As a result, we were exempted from providing unified interior decoration to these commercial units in exchange for lowered contract prices.  The modification of pre-sale contracts is expected to reduce total revenue of Kirin County project by $2.6 million;

●
In order to offer premium quality properties to our customers and establish market reputation, we further improved our design plans of Kirin County project, enhancing both interior and exterior decoration standards to provide better visual impression, and adding more atrium garden amenities.  Several government agency inspections also called for installation of certain safety facilities.  Furthermore, our contractors submitted to us various claims, representing increased construction costs caused by unforeseen engineering difficulties or un-absorbable material or labor cost rise, which they requested reimbursement from us.  As a result, total estimated costs were increased from $82.6 million to $88.1 million;

●
In the final safety inspection conducted by government agencies, several commercial units’ salable area was significantly reduce to make room for fire emergency passage Kirin County revised its sales contract with several commercial buildings buyers according to new requirement on fire-fighting access. This change led to a reversal of commercial building contract for over $6,600,000. The company reversed related revenue for $6,200,000 which is recorded in previous periods.

Revised percentage-of-completion increased 4.0% in the nine month period, from 88.9% as of December 31, 2011 to 94.8% as of September 30, 2012.  Comparatively, Kirin County recorded $21.1 million revenue, and achieved 12.2% percentage-of-completion in the nine months ended September 30, 2011.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of September 30, 2012	Cumulative Customer deposits collected as of September 30, 2012	Contract value of pre-sale in the nine-month period ended September 30, 2012	Customer deposits collected in the nine-month period ended September 30, 2012
No.79 Courtyard Phase I	$81,913	$73,298	$35,937	$36,467
Kirin Bay Phase I	58,157	48,245	41,541	36,997
Kirin County	105,145	109,486	(7,304)	4,467
Future phases of Kirin Bay and No. 79 Courtyard	$26,792	$17,055	$17,115	$12,271

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the nine months ended September 30, 2012 were $40.6 million, an increase of $25.2 million, or approximately 163.2%, compared to $15.4 million for the same period of 2011.  Our total cost of real estate sales increased in relation to newly recognized revenue and the associated costs in Kirin County, No.79 Courtyard (Phase I) and Kirin Bay (Phase I).

Gross Profit.  Gross profit for the nine months ended September 30, 2012 was $0.9 million (gross margin ratio: 2.1%) compared to gross profit $5.7 million (gross margin ratio: 27.0%), for the same period of 2011, because of the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first quarter of 2012. No.79 Courtyard (Phase I), Kirin Bay (Phase I) and Kong Village Relocation Program revised their estimated cost according to newly development of the design changes and material cost increase which decrease the gross ratio of the two projects. The cost increases of Kong Village Relocation Program also increase the cost of land cost of all parcels of Kirin Bay.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the nine months ended September 30, 2012 and 2011:

	Total GFA	POC accomplished in nine-month period ended September 30,		Contract value of units sold in nine-month period ended September 30,		Revenue recognized in nine-month period ended September 30,
		2012	2011	2012	2011	2012	2011
Kirin County	201,420	5.9%	12.2%	$(7,304,210)	$10,822,338	$(5,288,840)	$21,116,800
No.79 Courtyard (Phase I)	129,421	12.4%	-	35,937,403	-	26,280,742	-
Kirin Bay (Phase I)	141,677	21.2%	-	41,540,795	-	20,429,217	-
Total	472,518			$70,173,988	$10,822,338	$41,421,119	$21,116,800

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
- Residential	$1,983,442	2,971	$668	$9,526,441	13,582	$701
- Commercial (4)	(9,261,482)	(1,981)	4,675	-	-	-
- Parking space	(26,170)	(108)	242	1,295,897	4,273	303
No.79 Courtyard (Phase I)
- Residential	27,194,935	24,712	1,100	-	-	-
- Commercial	5,471,534	1,203	4,549	-	-	-
- Parking space	3,270,934	4,623	708	-	-	-
Kirin Bay (Phase I)
- Residential	39,814,449	59,002	675	-	-	-
- Commercial	-	-	-	-	-	-
- Parking space	1,726,346	5,404	319	-	-	-
Total	$70,173,988	95,826	$732	$10,822,338	17,855	$606

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2012 were $6.4 million, an increase of $2.7 million, or 70.4%, from $3.7 million for the nine months ended September 30, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially for the nine months ended September 30, 2012 compared with the same period of 2011.   As discussed before, we expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases.

	Nine Months Ended September 30,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$6,354,358	100.0%	$3,728,311	100.0%
Selling expenses	2,141,027	33.7%	1,620,589	43.5%
Advertising expense	703,528	11.1%	842,553	22.6%
Staff salaries	442,660	7.0%	312,189	8.4%
Office and Administrative expenses	994,839	15.7%	465,847	12.5%
General and administrative expenses	4,213,331	66.3%	2,107,722	56.5%
Staff salaries	1,774,033	27.9%	643,619	17.3%
Professional expenses	197,793	3.1%	263,951	7.1%
Office and Administrative expenses	2,241,505	35.3%	1,200,152	32.2%

●
Advertising Expenses. Our advertising expenses remained at the same level in the nine months ended September 30, 2012, compared to the same period of 2011.  Our advertising campaigns’ focus in 2011 and 2012 is to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, which are currently in their construction stage. The advertising expenses may increase in future periods as we advance our No.79 Courtyard and Kirin Bay projects.

●
Staff Salaries. For the nine months ended September 30, 2012 and 2011 our total selling and administrative staff expenses were $2.2 million and $1.0 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of later phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

●
Office and Administrative Expenses.  Office and administrative expenses increased from $1.7 million to $3.2 million for the nine months ended September 30, 2011 and 2012. This is due to additional expenses such as office supplies costs, traveling, and communications.

Interest Expense.  Our interest expense was $4.4 million for the nine months ended September 30, 2012, compared to $2.4 million for the nine months ended September 30, 2011. We capitalized $0.4 million to our properties under development for the nine months ended September 30, 2012, compared to $nil capitalized during the same period of 2011.  The increase primarily relates to alleviated loan balance and higher interest rate of new loans borrowed in first nine months 2012. We expect there will be an elevated level of interest expense associated with the development of new projects in the future.

Income Taxes Expense (Benefit).  Income taxes benefit for the nine months ended September 30, 2012 totaled $2.4 million, a decrease of $4.0 million from $1.6 million for the nine months ended September 30, 2011.  The decrease was mainly due to adjustment to deferred tax liabilities and land appreciation tax in relation to revenue recognition, caused by reversal of previously recognized revenue and interest expenses.

Net Income (Loss).  Net loss for the nine months ended September 30, 2012 was $7.5 million compared to net income of $2.4 million for the nine months ended September 30, 2011, a decrease of $9.9 million.  This increase was principally due to the decrease of gross profit, and the increases in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$10,159,582	$(19,408,724)
Net cash used in investing activities	(280,974)	(128,799)
Cash flows provided by financing activities	10,114,659	18,717,511
Effect of exchange rate changes on cash and cash equivalent	22,142	162,587
Net increase (decrease) in cash and cash equivalents	$20,015,409	$(657,425)
Cash and cash equivalents - beginning of period	$10,602,165	$6,233,301
Cash and cash equivalents - end of period	$30,617,574	$5,575,876

We had a balance of cash and cash equivalents of $30.6 million as of September 30, 2012 compared with balance $5.6 million as of September 30, 2011. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash provided by operating activities was $10.2 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $19.4 million for the nine months ended September 30, 2011, an increase of $29.6 million. The change in net cash used for operating activities was primarily due to the following:

●
We invested $9.4 million in real properties and land lots under development (net of accounts payable) in the nine months ended September 30, 2012.  In the same period of 2011, we spent $49.1 million on our projects.  This accounted for $39.7 million saving in cash outflow from operating activities;

●
We received $37.5 million from customers as down payment or subsequent installment (combination of revenue in excess of billings and customer deposits) in the nine months ended September 30, 2012, compared to $34.2 million received in the nine months ended September 30, 2011, which led to a $3.3 million increase in net cash inflow from operating activities;

●
We laid down $6.1 million in restricted cash in the first nine months of 2012, compared to $0.7 million in the same period of 2011.  This change in restricted cash increased cash flow from operating activities by $6.8 million;

●
Changes in prepayments provided $1.8 million cash outflow for the nine months ended September 30, 2012.  In the same period of 2011, changes in prepayments contributed $5.9 million cash outflow.  This was mainly due to $3.1 million cash outflow in stock subscription prepaid for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. in 2011, and $1.0 million decrease in prepaid business tax, land appreciation tax, and advances to suppliers for our projects.

Investing Activities.  Investing activities represent our purchase of office furniture and equipment, and do not constitute a significant part of our cash outflows historically.

Financing Activities. Net cash inflow in financing activities was $10.1 million for the nine months ended September 30, 2012, compared to $18.7 million cash inflow for the nine months ended September 30, 2011, a change of outflow $8.6 million. This was mainly due to 1) $13.6 million repayment of loans in the nine months ended September 30, 2012, compared with $1.5 million repayment of bank loans for the nine months ended September 30, 2011; 2) $23.7 million proceeds from bank loans for the nine months ended September 30, 2012, compared with $22.7 million bank loans obtained for the nine months September 30, 2011; 3) Net proceeds from issuance of investment units increased $2.3 million for the nine months ended September 30, 2011, compared to $nil for the nine months ended September 30, 2012; 4)  Repayments of due to stockholder decreased $4.9 million for the nine months ended September 30, 2011 compared to $nil for the same period of 2012.

Contractual Obligations

Loan obligations, costs of land use rights and non-cancellable construction contract obligations as of September 30, 2012 were as follows:

	Payments due by period
in thousands of US Dollars		less than	13 – 36
	Total	12 months	months
Loans payable	$60,783	$37,101	$23,682
Costs of land use rights	12,327	12,327	-
Non-cancellable construction contract obligations	115,126	93,659	21,467
Total	$188,236	$143,087	$45,149

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

As of September 30, 2012, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $115.1 million.

Material Financial Obligations

Loans Payable

As of September 30, 2012, our total loan balance was $60.8 million, comprised of the following components:

●
In April 2010, one of our VIEs, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $18,471,739 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is collateralized with the Kirin County land use rights held by Xingtai Zhongding.  As of September 30, 2012, these loans’ effective interest rate was 7.79% per annum. We repaid $2,683,927 principal for the nine months ended September 30, 2012.

●
In January 2011, one of our VIEs, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $12,630,250 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 23 month maximum term. The loan is collateralized with the No.79 Courtyard land use rights.  These loans’ effective interest rate was 10.58% per annum as at September 30, 2012.

●
In December 2011, one of our group companies, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $947,269 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

●
In December 2011, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,736,344 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
In June 2012, one of our VIEs, Hebei Zhongding Real Estate Development Co., Ltd., indirectly obtained a bank loan in the amount of $2,999,684 from Xingtai Chengjiao Rural Credit Cooperative Union Association. Two employees of the Company entered into loan contracts with the financial institution in an aggregate amount of $2,999,684.  Simultaneously, these employees transferred the same amount of cash to the Company.  The Company agrees to repay these employees in full when their loans with the financial institution mature, and assumes interest expenses on these employees’ behalf throughout the terms of these loans.  These employees’ loans were guaranteed by Hebei Zhongding Real Estate Development Co., Ltd., with an interest rate of 12.62% per annum.

●
In August 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $23,681,718 with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of September 30, 2012, these loans’ effective interest rate was 11.38% per annum.

On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $29,700,000).  The Company drew down RMB 160,000,000 (approximately $25,300,000) on October 9, 2012.  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 7.995%.

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

For the nine months ended September 30, 2012 and 2011, and the years ended December 31, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB nil, RMB28,500,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($nil, $4,380,565, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective period’s historical rates) earned government grant from Business Investment.  The Company has the right to determine how to utilize the earned government grant.  As at September 30, 2012 and December 31, 2011, accumulated earned government grant of RMB157,200,000 and RMB157,200,000 ($24,844,132 and $24,283,580, translated at respective period-end’s historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 16 (2)).  As at September 30, 2012 and December 31, 2011, the Company had $2,575,050 and $3,477,052, respectively, earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” on balance sheet.

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

As at September 30, 2012 and December 31, 2011, the Company had a receivable from a trust equity owner of $2,575,050 and $3,477,052 respectively, representing earned government grant to be utilized in the future.  As at December 31, 2010, the Company had a payable balance to Jianfeng Guo of $3,840,111. These balances were unsecured, interest-free and did not have a specific repayment date.   The Company repaid $3,346,842 of this balance to Jianfeng Guo in the nine month period ended September 30, 2011, which was included in cash flows from financing activities in the consolidated statement of cash flows for nine months ended September 30, 2011.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended November 9, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.  Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, and the assessment of impairment of real estate properties and land lots under development.

Revenue Recognition

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

Impairment Losses

Completed properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed and land or property under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, land lot or property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense.  No impairment of completed or in-development land lot or property was recognized for the nine months ended September 30, 2012 and 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in our periodic Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

Item 1A.	Risk Factors.

Risk Factors are included on the Company’s 10-K filed on March 30, 2012, and do not need to be updated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Loan Agreement dated August 30, 2012 between Xingtai Zhongding Kirin Real Estate Development Co., Ltd. and Xingtai Chengjiao Rural Credit Cooperative Union.
10.2	Loan Agreement dated September 17, 2012 between Hebei Zhongding Real Estate Development Co., Ltd and Xingtai Yejing Branch of Industrial and Commercial Bank of China.
10.3	Mortgage Guarantee Contract dated August 30, 2012 between Xingtai Zhongding Kirin Real Estate Development Co., Ltd. and Xingtai Chengjiao Rural Credit Cooperative Union.
10.4	Mortgage Guarantee Contract dated September 17, 2012 between Hebei Zhongding Real Estate Development Co., Ltd and Xingtai Yejing Branch of Industrial and Commercial Bank of China.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: November 14, 2012	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)