Form 10-K
period 2012-12-31
Kirin International Holding, Inc.
filed 2013-04-16
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

South Building of China Overseas Plaza No. 8 Guanghua Dongli Road Chaoyang District, Beijing, 100020 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 6577 2050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $794,775

Number of the issuer’s common stock outstanding as of April 16, 2013: 20,596,546

Documents incorporate by reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “Kirin,” “we,” “us,” and “our” refers to the combined company Kirin International Holding, Inc. and its subsidiaries and Variable Interest Entities.

PART I

Item 1.	Business.

Overview

Kirin is a Nevada corporation that operates through its wholly-owned subsidiary, Kirin China, a private real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC. Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development. Kirin China’s projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

The Operating Companies’ revenue for the year ended December 31, 2012 was $67.3 million, an increase of $2.9 million, or approximately 4.5%, compared to $64.4 million for the year ended December 31, 2011. This increase was mainly due to sales attributable to the sales of Kirin County Project, No.79 Courtyard and Kirin Bay. Kirin County is a building complex of residences, commercial buildings and hotel-style apartments which commenced in September 2009. The Kirin County Project has a total construction area of approximately 180,000 square meters. As of December 31 2012, we have completed 96.1% of the construction of the Kirin County Project. The apartment phase of the Kirin County Project was delivered to customers in 2012. No.79 Courtyard (Phase I), which commenced in the fourth quarter of 2011, met revenue recognition requisition and reached the 65.5% percentage-of-completion, revised according to the changes of estimated cost. Kirin Bay (Phase I), which commenced in fourth quarter of 2011, met the revenue recognition requisition and reached the percentage-of-completion of 56.1%, revised according to the changes of estimated cost. Kirin County adjacent shopping arcade will be delivered to customers in 2013.  No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that No.79 Courtyard (Phase I) will be delivered to customers in mid-to-late 2013. ªKirin Bay (Phase I) is scheduled to be delivered to customers in mid-2014.

Kirin China generated approximately $67.3 million in revenue, and approximately $29.4 million in after-tax loss for the year ended December 31, 2012.

Reverse Acquisition of Kirin China

On March 1, 2011, we completed a reverse acquisition transaction through a share exchange with Kirin China whereby we acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of our common stock, which represented approximately 98.4% of our total shares outstanding immediately following the closing of the Share Exchange (the “Share Exchange”). As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary. We are now a holding company, which through certain contractual arrangements with operating companies in the PRC, engages in the development and operation of real estate in the PRC.

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

●
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

●
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

●
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

The Company does not own any equity interests in the Operating Companies, but controls and receives the economic benefits of their business operations through the Contractual Arrangements. In addition, the Operating Companies are contractually controlled by the Company. Accordingly, the Company is able to consolidate the Operating Companies’ results, assets and liabilities into its financial statements. No dividends have been paid to us to date. We intend to use the profits of the Operating Companies for re-development of planned projects and future procurement of land use rights. We do not anticipate that the Operating Companies will pay any dividends in the near future. Xingtai Zhongding represents negative 3.8%, Hebei Zhongding represents 55.7% and Kirin Bay represents 48.1% of the Company’s revenue for the year ended December 31, 2012.

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

We intend to use the proceeds from our private placement and potential future offerings to pay the financial expenditures of our offshore holding companies. As a holding company, neither Kirin International Holding, Inc. nor Kirin Huaxia Development Limited has material expenditures. Kirin Management has not received any cash or assets from the Operating Companies but has the right to obtain management fees equal to the profit of the Operating Companies in 2012. All significant costs and expenses occur in the Operating Companies.

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

Market Area and Projects

Kirin’s projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province. The following map shows the region in which Kirin currently operates:

Completed Projects

Kirin has completed the following projects in Xingtai City (denoted by the red star in the map above):

●
Ming Shi Hua Ting. Ming Shi Hua Ting is a residential center comprised of two residential buildings with between 14 and 19 floors each and eight residential buildings with six floors each. This project was developed in 2002 and targeted homebuyers with middle to high income. The total construction area consisted of 109,260 square meters.

●
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

●
Kirin County Community. Construction on Kirin County Community commenced in September 2009 and was 96.1% completed by December 31, 2012. This project covers land area of 47,900 square meters. Total construction area is approximately 180,000 square meters and is comprised of residences, commercial buildings and hotel-style apartments.

Projects in process

Kirin’s project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which are located in Xingtai City. Kirin commenced presales for these projects in the first quarter of 2011 and began to recognize revenue in the fourth quarter of 2011 for both projects.

●
Kirin Bay.   Covering a land area of over 660,000 square meters, Kirin expects that Kirin Bay will be the largest high-end residential community in Xingtai in terms of total construction area upon completion. The project is comprised of three sections of mixed residential and commercial properties. We commenced the construction of the Kirin Bay Project in October 2011. The first phase residences are expected to be delivered in mid-2014 while final phase residences are expected to be delivered in 2015.

●
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

In addition to its projects in Xingtai, Kirin has started gaining knowledge on property conditions and related land and development approval procedures in Shijiazhuang of Hebei Province and in Dezhou and Zibo of Shandong Province (as denoted by the blue stars on the map above).

Kirin’s Homebuyers

Kirin markets its residential properties to local PRC homebuyers with $293 to $156,206 in monthly earnings, which is regarded in the PRC as middle to high income. Kirin believes that its homebuyers have high expectations about the quality of their residences, the overall community environment and surrounding amenities and developments. Kirin also believes that its homebuyers’ purchase decisions significantly influence the decisions of others in their same social status. Kirin’s targeted homebuyers vary with No.79 Courtyard is focusing on high-income homebuyers and Kirin Bay is focusing on standard residence markets.

The following chart shows the household monthly incomes of homebuyers who purchased residences from Kirin:

The following chart shows the averaged ages of homebuyers who purchased residences from the Company:

The following chart shows purchase time of homebuyers for different projects during the period:

The Company believes that its homebuyers are primarily motivated by the need for housing condition improvement, or “move-up” housing, from rentals or shared living arrangements with relatives to a place of their own.

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

In order to attract homebuyers, we engage professional design companies to assist with project design and promotion. Dedicated sales offices are also established for each specific project. Promotional flyers, presentation boards, video clips, websites, and 3D photo displays are used to demonstrate the expected construction layout. In addition, the following media are typically utilized to promote real estate projects:

●	Mainstream newspapers and magazines;

●	SMS text-messaging;

●	Outdoor advertisements; and

●	Other promotional activities, which may include real estate exhibitions, outdoor dancing activities, free movies in target communities and residents’ badminton competitions.

To help customers choose among the apartment layouts that we offer, we usually create show rooms that demonstrate design possibilities. We pay for the completion of these marketing show rooms. After most of the units in the development have been sold, we sell the show rooms as residences, usually at premium prices.

Sales representatives are encouraged to take a proactive approach after promotions have been launched. Sales representatives usually visit nearby counties or city squares to distribute flyers advertising our communities. They are also encouraged to target and maintain contact with potential groups or organizations who have group purchasing intentions or that provide financial support for their employees to buy residences. Sales representatives receive commissions based on the amount of the purchase price once received by the Company.

We ordinarily launch several phases of sales for each project, but only provides a small proportion of residential units for sale in each phase. The Company believes that the sale of residences by phases reduces market risks since prices can be adjusted depending on demand and other economic factors.

Property Management Services

The Company provides property management services to our communities. The basic services typically provided include security, clean environment preservation, flower and tree planting and community facilities maintenance.

Land Resources Procurement

Our ability to continue development activities over the long-term will be dependent upon, among other things, a suitable economic environment and its continued ability to locate and acquire land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land. When identifying potential land resources for acquisition, our first attempts to determine if the target land resource complies with the general municipal plans of the government, whether the surrounding infrastructures are well established, whether there is any existing municipal construction plan, the scale of influence of the project with respect to its neighbors and if the purchasing power of the surrounding population can afford the prices at which the Company may expect to sell the properties. Next, we consider if the initial property development cost is affordable for it, if there is any governmental tax deduction policy and if the project can become a signature project for the local government. The Company obtains land resources by participating in public tender, auction, and listing for sales of land. In addition, the Company may seek to acquire land rights that are sold in connection with the restructuring of state-owned enterprises or the military. The price and location of land resources that are state-owned or owned by the military are generally superior to private properties.

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

PRC Real Estate Market Overview

Future Development Trends and Regulations of the Real Estate Industry in the PRC

Due to increased urbanization, more and more people are immigrating to the cities from rural areas of the PRC, such that the boundaries of cities are extending gradually and the urban areas are experiencing rapid development. As the real estate markets in tier-one cities, such as Beijing, have experienced rapid growth in the past five years, we believe that the development potential for tier-two and tier-three cities is substantial. The Company expects that the real estate markets for tier-two and tier-three cities will expand significantly in the near future due to a variety of factors including the further development of urbanization and the immigration of rural populations into the tier-two and tier-three cities, which we believe will result in a growing demand. In addition, according to a report made by Cushman Wakefield LLP, China became the largest real estate investment market in 2010. Since the real estate markets for tier-one cities have almost reached their limits, we believe investment will be directed to tier-two and tier-three cities.

The per capita consumption of a city indicates the purchasing power of its residents. The purchasing power growth in tier-three cities is faster than overall purchasing power. China’s average growth of per capita consumption in 2012 was 12.1% according to the annual report filed by the National Bureau of Statistics. Growth in tier-one cities such as Beijing and Shanghai was reported below that average. Many tier-three cities in cities such as Dali in Yunnan, Nanchong in Sichuan, Nanchang in Jiangxi, Taizhou in Zhejiang and Weihai and Dezhou in Shandong exceeded the average, indicating higher real estate purchasing power (from Dongxing Securities Industry Report). We believe this indicates that purchasing power in tier-three cities is growing at a faster rate than it is in tier-one cities.

In 1980, a mere 19.8% of the population in China was urban and by the end of 2012, the urbanization rate had reached 52.57% according to the annual report filed by the National Bureau of Statistics. According to a report by BNP Paribas (BNPP), China’s urbanization rate should reach 60% by 2020 as shown below:

Similarly, it is predicted that China’s urbanization rate will hit 58 percent in 2015 and grow to 65 percent by 2030 from the annual report on urban development by the Chinese Academy of Social Sciences (CASS). According to McKinsey in the Preparing for China’s Urban Billion report in March 2008, 350 million people will be added to China’s urban population by 2025—more than the population of today’s United States. One billion people are expected to live in China’s cities by 2030 and 221 Chinese cities are expected to have over one million residents. Five billion square meters of road are expected to be paved, 170 mass transit systems could be built and 40 billion square meters of floor space could be built—in five million buildings. More than half of China’s population today is still rural. With an ongoing flow of workers from the countryside into the cities, officials estimate prospective housing needs for 400 million new urban dwellers over the next 25 years.

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

As of the end of 2009, the core urban population of Xingtai was 578,700 and its total residential area was approximately 14.06 million square meters. As such, the per capita residential area in Xingtai city was 24 square meters as of the end of 2009. According to the national “well-off” standards published by the PRC’s Department of Construction, by 2020, the average living area for urban population is expected to reach 35 square meters with an average floor area of 100 to 120 square meters for each residence. The Company believes the anticipated shortage in average living area per person in Xingtai necessary in order to meet the “well-off” standard indicates significant development potential.

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

Market Overview of the Bohai Sea Surrounding Area

The Company plans to expand its operations to the Bohai Sea Surrounding Area. Located in the center of Northeast Asia economic zone area with abundant resources and convenient transportation, the Company believes that the Bohai Sea surrounding region has great geographical strength. The National Bureau of Statistics data indicated a new trend that home and abroad foreign investment flows from the south to the north of China in recent years. The cities and sub-regions of the Bohai Sea Surrounding Area, such as Beijing, Tianjin Region, the Shandong Peninsula and Northeast regions are considered to be the “growth pole” of China’s next round of development following the development of the Pearl River Delta and Yangtze River Delta region. In the near future, we believe that the Bohai Sea Surrounding Area will enter into a sustainable and rapid growth track.

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

The scale of residence paying capability (real estate price/household paying capability) demonstrates the ability of consumers to purchase houses. The overall rational scale on an international scope is within the range of 3-6 and the scale in China is higher due to its special housing system, hidden income and solid housing demand, according to Real Estate Bubble and Financial Crisis·, authored by Xie Jinglai and Qu Bo in 2002.

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

Features of Real Estate Markets in Tier-Two and Tier-Three Cities

The Company believes that the PRC’s tier-three cities have long term earning potential for investment, particularly since tier-one cities have already experienced high growth in the past few years. The Company believes that with continued urbanization and improved living standards, the demand in tier-three cities for high quality, high-end buildings is increasing. The Company anticipates that tier-three cities are at the frontier of the continued future urbanization and will benefit from the economic growth in China.

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

Higher profit margins in tier-two and tier-three cities

The Company believes that the price growth potential in the tier-two and tier-three segments is high while investment costs, especially land costs, are low. Investment return in tier-two and tier-three cities is no less than 30% and operational costs are comparatively low, according to the “2009 Analysis Report on Real Estate Prices in Major Chinese Cities” as published by the Ministry of Land and Resources of the PRC.

Competition

The real estate development industry in the PRC is highly competitive. In the tier-three cities the Company focuses on local and regional property developers are its major competitors. Many of the Company’s competitors are well capitalized and have greater financial, marketing, and other resources. Some also have larger land banks, greater economies of scale, broader name recognition, and a longer track record in certain markets. In certain markets, we believe our competition benefits from more established relationships, but differences between the Company and our competition’s relationships are divided geographically and vary by city, quality, and scope. As such, these comparisons are limited to specific instances. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than us may be more competitive in acquiring land through the auction process.

The Company considers Royal Real Property Co., Ltd. and Lejiayuan Real Property Co., Ltd. as its major competitors in Xingtai. These two companies have similar financial capacities as the Company and engage in projects of similar sizes to those of the Company.

With respect to cities in the Bohai Sea Surrounding Area, we consider Dezhou Real Estate Company and Dezhou Trust Real Estate Development Co., Ltd. as our primary competitors in Dezhou City and Shandong Chuangye Real Estate Development Co. Ltd. and Zhongfang Real Estate Development Company as our primary competitors in Zibo City. Because these competitors have been developing projects in these cities and others in the Bohai Sea Surrounding Area, they have already established relationships with local government and suppliers and have brand recognition among potential customers.

Competitive Advantages

We believe the following are our advantages over competitors:

●
Experienced Real Estate Development Team.   We have a professional team with significant experience in real estate development. Members of our team have had work experience with well-known real estate development companies in tier-one cities. In addition, our management members are well educated with degrees from top universities such as Tsinghua University, Xi’an Jiaotong University, Zhejiang University and the Communication University of China.

●
R&D and Planning Advantage.   The Company expends considerable effort on research and development in an effort to identify its target market and understand the needs and wants of potential homebuyers. We believe that by conducting research and development we can better align project design and pricing with the needs and demands of our target buyers.

●
Strong Relationships with Local Government. We seek to maintain close ties with the local government in Xingtai City where we have aided the local government in cases such as the Kong Village Relocation Program. The Company believes such good relationships with local governments can help in the application of favorable land development policies. We believe that these relationships can better enable us to successfully bid and execute on projects.

●
Pre-Sales Advantage.   We seek to ensure high cash flow through presales. The Company’s investment costs for a particular project can be covered usually within one year after presales commence. For example, by the end of December 2009, the Company recorded $58.47 million in presales of its Kirin County Project, which commenced in April 2009.

Growth Strategy

Completion of Pipeline Projects

The Company’s project pipeline includes the Kirin Bay and No. 79 Courtyard projects, each of which are located in Xingtai. Kirin China commenced presales for these projects in the first quarter of 2011.

The Kirin Bay Project covers a land area of over 660,000 square meters. After completion, the Company expects that the project will be the largest high-end residential community in Xingtai in terms of construction area. The project is comprised of three land construction sections, Sections B, C, and D, with total anticipated building area of approximately 1 million square meters. Section C is expected to cover a building area of approximately 380,000 square meters, which is expected to be comprised mainly of malls, hotels, office buildings and apartments. Sections B and D are expected to cover a building area of approximately 560,000 square meters. These sections are expected to be comprised of high-rise buildings, villas, kindergartens, primary schools and other commercial buildings.

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

Intellectual Property

The Company does not own any patent or registered trademarks.

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

Development Certificates

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

Construction projects in China often take 3-5 years or even longer to complete. As a result, many real estate and development companies often divide projects into a number of shorter phases, allowing them to sell and collect financing from a finished phase while the remainder of the project is still ongoing. The Ministry of Construction along with other sectors of government have taken the position that each phase of a project can be looked at on an individual basis for determining which grade of a development certificate a company needs to obtain to participate in the project.  This allows a company with a lower grade to do a bigger project if it is broken into a number of smaller phases. However, if a company wants to develop a larger project and complete it in a single phase and in a short period, then the requirement for higher grade of certificate will be required.

Hebei Zhongding has obtained the formal Grade 2 Development Certificate No. Ji Jian Fang Kai Xing Zi No. 192 on December 26, 2011. Zhongding Jiye has obtained the Grade 4 Development Certificate No. Ji Jian Fang Kai Xing Zi No.304 with an expiration date of March 21, 2012. The Company obtained an updated Grade 4 Development Certificate in July 2012.  Zhongding Kirin obtained a formal Grade 4 Development Certificate on March 16, 2012.

Other Permits

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our Operating Companies are subject to an earned income tax of 25.0%. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

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

Employees

As of the date hereof, all of the Company’s employees have entered into labor contract with the Company. According to the Labor Law of the PRC and the Labor Contract Law of the PRC, an enterprise shall enter into labor contract with its employees. We are informed that the Company has bought the following social insurances for employees and the insurance rate of each type of insurance is as follows:

Insurance Type	Percentage Payable by Employer	Percentage Payable by Employee	Total Percentage of the Salary
Pension	20	8	28
Unemployment Insurance	2	1	3
Medical Insurance	6	2	8
Occupational Injury Insurance	0.5	0	0.5

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Recent Developments

The Company established two wholly owned subsidiaries in the State of California, Spectrum International Enterprise, LLC on January 11, 2013, and Brookhollow Lake, LLC on February 8, 2013, respectively, for the purpose of holding lease properties in the United States.

Item 1A.	Risk Factors.

This information is not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.	Properties.

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

	Fiscal 2011
	High		Low

First Quarter (January 1 - March 31)	$5.30	(1)	$5.28	(1)
Second Quarter (April 1 - June 30)	$6.44		$5.30
Third Quarter (July 1 - September 30)	$7.00		$3.10
Fourth Quarter (October 1 - December 31)	$5.00		$1.27

	Fiscal 2012
	High	Low

First Quarter (January 1 - March 31)	$1.80	$0.22
Second Quarter (April 1 - June 30)	$0.45	$0.30
Third Quarter (July 1 - September 30)	$0.31	$0.15
Fourth Quarter (October 1 - December 31)	$0.16	$0.12

(1)	A public market for our common stock did not exist prior to March 11, 2011.

Holders

As of December 31, 2012, there were approximately 30 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

Recent Developments

●
We have completed the development of Kirin County’s 8 residential and commercial buildings in 2012.  Throughout 2012 and at December 31, 2012, we have the following projects under development: 1) two commercial buildings of Kirin County Project; 2) No.79 Courtyard (Phase I) commenced the construction from September 2011, and reached the 65.5% percentage-of-completion as of December 31, 2012; 3) Kirin Bay (Phase I), met the revenue recognition requisition in December 2011 and reached the percentage-of-completion of 56.1% as of December 31, 2012. No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that two commercial buildings of Kirin County will be delivered in middle to late spring of 2013; No.79 Courtyard (Phase I) will be delivered to customers in late 2013; and Kirin Bay (Phase I) is scheduled to be delivered to customers in late 2014.  Furthermore, as at December 31, 2012, we started the preparation works for the construction of No. 79 Courtyard (Phase II) and Kirin Bay (Phase II);

●
Pursuant to a Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between Hebei Zhongding and Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”), Hebei Zhongding established a subsidiary Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”) in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of Huading Chengmei is RMB20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even installments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, Hebei Zhongding should contribute all of Huading Chengmei’s paid-in capital, and is the sole party responsible for Huading Chengmei’s day-to-day operations; Shengshi Chengmei’s contribution to Huading Chengmei is in the form of consultation service. Shengshi Chengmei agrees to undertake necessary communications with government authorities to facilitate Huading Chengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. Shengshi Chengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, Hebei Zhongding and Shengshi Chengmei owns 70% and 30% of Huading Chengmei’s nominal equity interest, it further requires Hebei Zhongding to purchase Shengshi Chengmei’s 8.33%, 8.33%, and 13.34% share equity in Huading Chengmei for a consideration of RMB25,000,000, RMB25,000,000 and RMB40,000,000 (approximately US$3,950,000, US$3,950,000, and US$6,300,000) within 730 days, between 730 and 1,095 days, and between 1,095 to 1,460 days after the execution of land purchase contract between Huading Chengmei and government authorities;

●
In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred rights and obligations in associated with the Strategic Cooperation Agreement to the Company, on September 3, 2012 Hebei Zhongding, through a trust equity investor, Huaxia Huifeng Entrepreneurship Investment and Management (Beijing) Co., Ltd. (a related company ultimately owned by Jianfeng Guo), established a subsidiary Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) in Baoding, Hebei Province, China.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and processes 90% nominal equity interest in Heda Kirin; Baoding Heda processes 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% developed property area from Heda Kirin. The registered capital of Heda Kirin is RMB100,000,000 (approximately US$15,800,000).  As of December 31, 2012, the Company has contributed RMB50,000,000 (approximately US$7,900,000) paid-in capital.  Remaining RMB50,000,000 (approximately US$7,900,000) will be contributed before the fifth anniversary of the establishment of Heda Kirin. On November 28, 2012, Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd established wholly owned subsidiary Baoding City Heda Kirin Real Estate Development Co., Ltd.

Financial Performance Highlights

The following summarizes certain key financial information for the year ended by December 31, 2012.

●
Total revenue was $67.3 million for the year ended December 31, 2012, an increase of $2.9 million, or 4.5%, from $64.4 million for 2011. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to two new projects: No. 79 Courtyard (Phase I) and Kirin Bay (Phase I), which are expected to provide the majority of our revenue in the upcoming 12 to 18 months;

●
Gross loss was $25.6 million for the year ended December 31, 2012 as compared to a gross profit of $20.3 million last year. Gross margin ratio was -38.1% for the year ended December 31, 2012 as compared to gross margin ratio of 31.5% for 2011.  The significant decrease of gross profit was caused by our revisions of total project revenue and cost estimates conducted in the first and fourth quarters of 2012.  Changes in estimates is discussed in greater details in later sections of this analysis;

●
Net loss was $29.4 million for the year ended December 31, 2012, a decrease of $39.6 million, or approximately 389.6%, from net profit of $10.2 million for last year, resulted from gross loss and increased selling, general and administrative expenses as we started to develop multiple projects simultaneously in 2012.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 10.3% in 2010, 9.2% in 2011 and 7.8% in 2012. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

According to the National Bureau of Statistics of China, China’s national inflation rate was 3.3% in 2010, 5.4% in 2011 and 2.6% in 2012. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, recoverability of deferred tax assets, and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

As of December 31, 2012 and 2011, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

Since July 2005, the RMB is no longer pegged to the US$. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the US$ in the medium-to-long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. PRC exchange control regulations may also restrict the Company’s ability to convert RMB into foreign currencies.

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

Except for the down payment, remaining contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until the application for the mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers (see “Restricted cash”).  Such guarantees expire when customers have obtained House Ownership Certificate of their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

Real Estate Capitalization and Cost Allocation

Properties under development or completed consist of residential and commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grant

Government grant related to real estate projects developed by the Company are recognized as other income when the Company has complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2012 and 2011, the Company recognized approximately $443,049 and $6,642,455 grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at December 31, 2012, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2012 and 2011, $633,302 and $902,272 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $6,924,572 and $1,750,381 as at December 31, 2012 and 2011, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value.

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

Subsidiaries, VIEs and subsidiaries of VIEs of the Company located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the year ended December 31, 2012 and 2011 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2012 and 2011, the Company recorded an advertising expense of $1,438,576 and $1,374,867, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2012 and 2011, the Company retained $205,823 and $144,037 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2012 and 2011, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2012 and 2011.

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$67,289,629	100.0%	$64,383,943	100.0%
Cost of real estate sales	92,929,787	138.1%	44,119,844	68.5%
Gross profit (loss)	(25,640,158)	-38.1%	20,264,099	31.5%
Selling expenses	4,244,856	6.3%	2,797,751	4.3%
Operating and administrative expenses	8,042,783	12.0%	3,762,248	5.9%
Income (Loss) from operations	(37,927,797)	-56.4%	13,704,100	21.3%
Government grant	443,049	0.7%	6,642,455	10.3%
Interest expense	(6,084,786)	-9.0%	(2,504,857)	-3.9%
Total other income (expenses)	(5,641,737)	-8.3%	4,137,598	6.4%
Income (Loss) before income taxes expense	(43,569,534)	-64.7%	17,841,698	27.7%
Income taxes expense (benefit)	(14,123,173)	-21.0%	7,690,563	11.9%
Net income (loss)	(29,446,361)	-43.8%	10,151,135	15.8%

Our net loss for the year ended December 31, 2012 was $29.4 million, a decrease of $39.6 million, from net income of $10.2 million for the year ended December 31, 2011.  This net loss was mainly due to reassessment of Kirin County, No.79 Courtyard (Phase I), and Kirin Bay (Phase I) total expected revenue, budgeted costs and associated percentage-of-completion, and an overall increase in operating expenses as a result of the expansion of our business.

Together with the construction and pre-sale of the three projects, and preparation works for prospective projects, our overall operating expenses in advertising, staff salaries, and administration increased $5.7 million, or 86.6% for the year ended December 31, 2012 compared with 2011.  The increase in interest expenses was mainly due to we increased loans for the year ended December 31, 2012 compared with those for the same period of 2011.

A project’s revenue and cost estimates are of inherent nature of uncertainty throughout its multiple-year development period.  Factors that potentially affect a project’s total revenue and cost estimates (including a salable unit’s allocated cost), include, but are not limited to: (1) changes in government’s land-use planning, building density, plot ratio and other quotas; which lead to changes of total gross floor area available for sale and per-unit cost estimate; (2) the Company’s voluntary modification of design to enhance attractiveness and competiveness of an on-going project; (3) fluctuation of commodity prices and government-regulated labor cost rates; (4) contractors’ request to renegotiate consideration of fixed-price agreements, for which the Company’s preference of complete the discussion early to avoid unfavorable impact on construction progress; (5) unforeseeable geological and engineering difficulties causing modifications of a project’s construction plan; (6) government agencies’ compliance inspections in the late stage of the construction, which may lead to modification of design; (7) major prospective property buyers’ request to alter specifications of the property to be delivered; and (8) contractors’ claims throughout the construction period.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, we may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as reduction of revenue in the current period on a cumulative catch-up basis.

With regard to a project’s cost estimate, the Company’s in-house cost estimators, work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitate consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined.

In the second and fourth quarters of 2012, we made revisions to several of our real estate development projects’ total revenue and cost estimate in response to changes in external circumstances. Specifically:

●
Kirin County.  Total estimated revenue was reduced by $2,630,000 as we reached agreements with several commercial unit buyers to modify delivery conditions of pre-sale contracts in the first quarter of 2012.  As a result, we were exempted from providing unified interior decoration to these commercial units in exchange for lowered contract prices.  Kirin County’s total estimated cost was increased from $82,563,000 to $91,778,000.  New additions comprise $3,543,000 resulted from our voluntary modification of design plan to enhance both interior and exterior decoration standards, and $5,672,000 associated with contractors’ claims due to unforeseen engineering difficulties or un-absorbable material or labor cost rise.  In addition to total cost estimate adjustments, we wrote off $9,845,000 previously capitalized costs for certain residential units in the fourth quarter of 2012, as we had to cancel further construction of these units as despite our continuous efforts, the government regulated plot ratio could not be relaxed and recoverability of such costs became less than likely.

●
No. 79 Courtyard (Phase I).  Total estimate cost was revised upwardly from $67,517,000 to $104,334,000.  We substantially upgraded construction standards and expenditures on decoration and gardening, and increased cost estimate by $14,003,000.  Construction materials inflation, wage increase, and constructors’ request to adjust contract prices attributed to $13,774,000 cost estimate addition.  New government fees and surcharges levied on the project was $1,524,000, and remaining $7,516,000 cost estimate increase is resulted from engineering difficulties and contractors’ claims, including amounts accrued for the whole construction period;

●
Kirin Bay (Phase I).  Total estimate cost was revised upwardly from $55,763,000 to $79,357,000.  The addition includes $10,928,000 resulted from our voluntary modification of design aiming to strengthen competiveness of the project, $9,250,000 caused by construction material inflation and adjustment to per-unit fee payable to constructors considering complexity of the construction and market going rates, and $3,416,000 unforeseeable government levies and contractors’ claims.

As a result of aforementioned, Kirin County’s percentage-of-completion as at December 31, 2011 was revised from 94.3% to 87.1%; No. 79 Courtyard (Phase I)’s percentage-of-completion as at December 31, 2011 was revised from 57.4% to 40.7%; Kirin Bay’s percentage-of-completion as at December 31, 2011 was revised from 24.9% to 18.9%.

We included adjustments resulting from changes in estimates of total project revenue and cost approximately $38,605,000 in results of operations.  Kirin County’s revenue was reduced by $15,606,000; Kirin County’s cost of sales was increased by $10,984,000; No. 79 Courtyard (Phase I)’s revenue was reduced by $10,234,000; Kirin Bay (Phase I)’s revenue was reduced by $1,781,000.  These adjustments increased net loss and diluted loss per share by approximately $24,759,000 and $1.20 for the year ended December 31, 2012.

Revenues and Gross Profit

	Years Ended December 31,
	2012		2011
		% of Revenue		% of Revenue
Revenue from real estate, net	$67,289,629	100.0%	$64,383,943	100.0%
-Kirin County	(2,590,427)	-3.8%	32,365,381	50.3%
-No.79 Courtyard (Phase I)	37,510,185	55.7%	27,202,573	42.3%
-Kirin Bay (Phase I)	32,369,871	48.1%	4,815,989	7.5%
Cost of real estate sales	92,929,787	138.1%	44,119,844	68.5%
-Kirin County	20,853,806	31.0%	25,376,881	39.4%
-No.79 Courtyard (Phase I)	38,226,062	56.8%	15,875,495	24.7%
-Kirin Bay (Phase I)	33,849,919	50.3%	2,867,468	4.5%
Gross profit	(25,640,158)	-38.1%	20,264,099	31.5%
-Kirin County	(23,444,233)	-34.8%	6,988,500	10.9%
-No.79 Courtyard (Phase I)	715,877	1.1%	11,327,078	17.6%
-Kirin Bay (Phase I)	1,480,048	2.2%	1,948,521	3.0%
Profit margin	-38.1%		31.5%
-Kirin County	-905.0%		21.6%
-No.79 Courtyard (Phase I)	-1.9%		41.6%
-Kirin Bay (Phase I)	-4.6%		40.5%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the years ended December 31, 2012 and 2011, revenue was derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the year ended December 31, 2012 was $67.3 million, an increase of $2.9 million, or approximately 4.5%, compared to $64.4 million for the same period of 2011.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $37.5 million and $32.4 million, respectively, representing 55.7% and 48.1% of total revenue earned in the year ended December 31, 2012. The percentage of completion of No.79 Courtyard (Phase I) increased from 40.7% as of December 31, 2011 to 65.5% as of December 31, 2012. The percentage of completion of Kirin Bay (Phase I) increased from 18.9% as of December 31, 2011 to 56.1% as of December 31, 2012.

As described in significant accounting policies – revenue recognition, we have an internal process to review estimated construction costs of our projects regularly and make necessary adjustments – which subsequently affect our revenue and costs recognized pursuant to percentage-of-completion method in the financial statements.  In 2012, we revised and made upward adjustments to the Kirin County project (excluding shopping arcade), No. 79 Courtyard (Phase I) and Kirin Bay (Phase I).  The primary reason we made such adjustments was due to our decision to substantially upgrade construction quality and standards of our properties and quantities of amenity facilities so that our properties would be more competitive.  Secondly, real estate development in China is often affected by the change of municipal planning, and evolving safety regulations, which may force us to reduce gloss floor area available for sale, or incur additional costs to comply with new safety standards.  Furthermore, during a project’s two-to-three year development period, inflation (including contractors’ request to modify existing contract’s price terms) and engineering difficulties also have adverse impact on our projects’ gross margin.

Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion.   For the year ended December 31, 2012, we recognized a reduction adjustment to the gross profit of $38.6 million as a resulting of changes of estimated revenue and costs of Kirin County project (excluding shopping arcade), No. 79 Courtyard (Phase I) and Kirin Bay (Phase I).

Kirin Bay is a three-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay will also feature kindergarten, a primary school, hotel, office buildings and apartments.  As of the filing date of registration, we have obtained necessary government approvals, including Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011), for Kirin Bay (Phase I).

No. 79 Courtyard is a project positioned as a high-end residential development with some mixed commercial use, which covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of the filing date of registration, we have obtained necessary government approvals, including Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011), for 79 Courtyard (Phase I).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II). We also commenced to construct Kirin County’s shopping arcade, which is supposed to be delivered complementing Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we did not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits before December 2013. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of December 31, 2012	Cumulative Customer deposits collected as of December 31, 2012	Contract value of pre-sale for the year ended December 31, 2012	Customer deposits collected for the year ended December 31, 2012
No.79 Courtyard Phase I	$103,985	90,087	58,010	54,536
Kirin Bay Phase I	68,501	73,747	51,885	67,903
Kirin County	106,248	109,930	(6,201)	(2,911)
Phase II of Kirin Bay and Phase II of No. 79 Courtyard	$22,295	21,583	39,581	16,646

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the year ended December 31, 2012 were $92.9 million, an increase of $48.8 million, or approximately 110.6%, compared to $44.1 million for the same period of 2011.  Our total cost of real estate sales increased in relation to the construction of two new projects: No.79 Courtyard (Phase I) and Kirin Bay (Phase I), and both projects were in peak season of expenditures, in accordance with our construction plans.  Cost of real estate sales for the year ended December 31, 2012 also included a write-off of unrecoverable development costs of Kirin County project totaling $9,845,000, as described in earlier part of this discussion.

Gross Profit (Loss).  Gross loss for the year ended December 31, 2012 was $25.6 million (gross loss ratio: 38.1%) compared to gross income $20.3 million (gross margin ratio: 31.5%), for the same period of 2011, because of the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first quarter of 2012. No.79 Courtyard (Phase I), Kirin Bay (Phase I) and Kong Village Relocation Program revised their estimated cost according to newly development of the design changes and material cost increase which decrease the gross ratio of the two projects. The cost increases of Kong Village Relocation Program also increase the cost of land cost of all parcels of Kirin Bay.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the year ended December 31, 2012 and 2011:

	Total GFA	POC accomplished for the year ended December 31,		Contract value of units sold for the year ended December 31,		Revenue recognized for the year ended December 31,
		2012	2011	2012	2011	2012	2011
Kirin County	182,355	7.2%	25.9%	$(6,201,471)	$21,035,896	$(2,590,427)	$32,365,381
No.79 Courtyard (Phase I)	129,523	24.8%	40.7%	58,009,845	45,975,163	37,510,185	27,202,573
Kirin Bay (Phase I)	141,677	37.2%	18.9%	51,885,117	16,616,189	32,369,871	4,815,989
Total	453,555			$103,693,491	$83,627,248	$67,289,629	$64,383,943

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the year ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012			2011
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$3,224,040	3,007	$1,072	$12,455,275	17,833	$698
-commercial (4)	(9,425,511)	-	-	7,088,127	7,808	908
-garage	-	-	-	1,492,494	4,793	311
No.79 Courtyard (Phase I)
-residential	47,053,620	42,947	1,096	41,946,124	42,521	986
-commercial	5,848,711	1,280	4,570	367,192	79	4,637
-garage	5,107,514	7,299	700	3,661,847	5,362	683
Kirin Bay (Phase I)
-residential	49,279,796	74,313	663	16,220,035	25,143	645
-commercial	-	-	-	-	-	-
-garage	2,605,321	8,107	321	396,154	1,276	310
Total	103,693,491	135,149	767	83,627,248	104,815	798

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2012.

Operating Expenses.  Operating expenses for the year ended December 31, 2012 were $12.3 million, an increase of $5.7 million, or 87.3%, from $6.6 million for the year ended December 31, 2011. Because of sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the year of 2012 compared with the same period of 2011.  We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Years Ended December 31,
	2012		2011
		% of Expenses		% of Expenses
Operating expenses	$12,287,639	100.0%	$6,559,999	100.0%
Selling expenses	4,244,856	34.5%	2,797,751	42.6%
Advertising expense	2,503,940	20.4%	1,374,867	21.0%
Staff salaries	934,486	7.6%	464,220	7.1%
Office and Administrative expenses	806,430	6.6%	958,664	14.6%
General and administrative expenses	8,042,783	65.5%	3,762,248	57.4%
Staff salaries	3,504,749	28.5%	1,352,964	20.6%
Professional expenses	731,223	6.0%	313,679	4.8%
Office and Administrative expenses	3,806,811	31.0%	2,095,605	31.9%

●
Advertising Expenses. Our advertising expenses increased from $1.4 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects which are currently in their construction stage. The advertising expenses are expected to further increase as we advance our No.79 Courtyard and Kirin Bay projects.

●
Staff Salaries. For the years ended December 31, 2012 and December 31, 2011 our selling and administrative staff expenses were $4.4 million and $1.8 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of other phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serve line of services, which calls for more hiring in recent periods.

●
Office and Administrative Expenses.  Office and administrative expenses increased from $3.1 million to $4.6 million from 2011 to 2012. This is due to additional expenses such as office supplies costs, traveling, and communication fees.

Interest Expense.  Our interest expense was $6.1 million for the year ended December 31, 2012, an increase of $3.6 million, or 142.9%, from $2.5 million for the year ended December 31, 2011. The increase primarily related to substantially increased average outstanding bank loan balance and higher interest rate of new loans borrowed in 2012.  We expect there will be a further increase of interest expense in the near future when we have additional projects in development.

Income Taxes.  Income taxes benefit for the year ended December 31, 2012 totaled $14.1 million, a decrease of $21.8 million or 283.6% from income taxes expenses of $7.7 million for the year ended December 31, 2011. The decrease was mainly due to downward adjustment to land appreciation tax liability and deferred tax liabilities in relation to revenue recognition caused by increased total project estimated costs.

Net Loss (income).  Net loss for the year ended December 31, 2012 was $29.4 million compared to net income of $10.2 million in the year ended December 31, 2011, a decrease of $39.6 million or 390.1%. This decrease was principally due to the decrease of gross profit, and the increases in operating expenses and interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Years Ended December 31,
	2012	2011
Net cash generated from (used in) operating activities	$14,647,469	$(24,198,145)
Net cash used in investing activities	(19,266,934)	(95,759)
Cash flows provided by financing activities	18,038,432	28,377,796
Effect of exchange rate changes on cash and cash equivalent	77,556	284,972
Net increase in cash and cash equivalents	13,496,523	4,368,864
Cash and cash equivalents - beginning of year	10,602,165	6,233,301
Cash and cash equivalents - end of year	24,098,688	10,602,165

We had a balance of cash and cash equivalents of $24.1 million as of December 31, 2012 compared with a balance $10.6 million as of December 31, 2011. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $14.6 million for the year ended December 31, 2012, compared to net cash used in operating activities of $24.2 million for the year ended December 31, 2011, an increase of $39.2 million. The increase in net cash flows from operating activities was primarily due to the following:

●
We received $58.2 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the year ended December 31, 2012, compared to $20.4 million received in the year ended December 31, 2011, which led to a $37.8 million increase in net cash inflow from operating activities;

●
We invested $13.8 million in real properties and land lots under development (net of accounts payable) in the year ended December 31, 2012.  In the same period of 2011, we spent $58.0 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $71.8 million saving in cash outflow from operating activities;

●
Changes in prepayments provided $9.1 million cash outflow for the year ended December 31, 2012.  In the same period of 2011, changes in prepayments contributed $5.0 million cash outflow.  This was mainly due to $3.1 million cash outflow in stock subscription prepaid for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. in 2011, and $1.9 million decrease in prepaid business tax, land appreciation tax, and advances to suppliers for our projects.

●
Changes in taxes (combination of defer taxes and other taxes payable) provided $18.7 million cash inflow for the year ended December 31, 2012, compared to changes in taxes contributed $8.1 million cash outflow in the same period of 2011, which led to a $26.7 million decrease in net cash inflow.

Investing Activities. Net cash used in investing activities was $19.3 million for the year ended December 31, 2012, compared to net cash of $0.1 million used in investing activities for the year ended December 31, 2011, represented an increase of $19.2 million.  The increase was due to a $15.8 million short-term loan advanced to a related party at the year-end.  The short-term loan has been collected in January 2013.  Furthermore, we have completed our investment of a 6.96% minority interest in Hebei Xingtai Rural Commercial Bank Co., Ltd., which could potentially benefit our future borrowing capacity.

Financing Activities. Net cash inflows from financing activities was $18.0 million for the year ended December 31, 2012, compared to $28.4 million cash inflows for the year ended December 31, 2011, a decrease of cash inflows of $10.4 million. This was mainly due to robust customer deposits collection providing a higher percentage of funds reducing our reliance on bank loans.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the year ended of December 31, 2012

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$68,871	$16,624	$52,247
Costs of land use rights	6,398	6,398	-
Non-cancellable construction contract obligations	95,204	74,081	21,123
Total	170,473	97,103	73,370

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

As of December 31, 2012, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $95.2 million.

Material Financial Obligations

Loans Payable

As of the year ended of December 31, 2012 our total loan balance was $68.9 million.

●
In April 2010, one of our VIEs, Xingtai Zhongding Jiye Real Estate Development Co., Ltd., entered into a long-term loan contract totaling $18,382,640 with Xingtai Yejin Branch, Industrial and Commercial Bank of China. The loan provides terms ranging from maximums of 29 to 34 months and is designated for propagating the development of the Kirin County Project. The loan is collateralized with the Kirin County land use rights held by Xingtai Zhongding.  As of December 31, 2012, these loans’ effective interest rate was 7.79% per annum. We repaid $10,466,363 principal for the year ended December 31, 2012.

●
In December 2011, one of our group companies, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $949,953 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

●
In December 2011, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,749,766 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
In June 2012, one of our VIEs, Hebei Zhongding Real Estate Development Co., Ltd., indirectly obtained a bank loan in the amount of $3,008,185 from Xingtai Chengjiao Rural Credit Cooperative Union Association. Two employees of the Company entered into loan contracts with the financial institution in an aggregate amount of $3,008,185.  Simultaneously, these employees transferred the same amount of cash to the Company.  The Company agrees to repay these employees in full when their loans with the financial institution mature, and assumes interest expenses on these employees’ behalf throughout the terms of these loans.  These employees’ loans were guaranteed by Hebei Zhongding Real Estate Development Co., Ltd., with an interest rate of 12.62% per annum.

●
In August 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $23,749,000) with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of December 31, 2012, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $29,700,000).  The Company drew down RMB 160,000,000 (approximately $25,332,000) on October 9, 2012 and RMB 20,000,000 (approximately $3,167,000) on November 5, 2012.  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 8.861%.

Related Party Transactions and Balances

(1) Loan to a related party

On December 20, 2012, Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company, and Hebei Zhongding entered into a Loan Agreement in amount of RMB100,000,000, approximately $15,600,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Huifeng Telecom Industry Park Development Co., Ltd. (“HuiFeng Park”), a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng.

We note that this loan to a related party is in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan was a short term loan of two months and the outstanding loan balance was settled within the time period noted here.

Simultaneously, Huaxia Huifeng also entered into a Trust Agreement with Heda Kirin, pursuant to which Heda Kirin agrees to be entrusted to hold 40% equity interest of HuiFeng Park on Huaxia Huifeng’s behalf.

In December 2012, the Company transferred RMB60,00,000 to Huaxia Huifeng, and transferred RMB40,000,000 to Hui Feng Park, representing 40% entrusted equity interest of HuiFeng Park’s first instalment of paid-in capital.  In January 2013, the loan was paid in full as the Company collected RMB100,000,000 loan from Huaxia Huifeng.  On February 28, 2013, all of the Company’s entrusted equity interest was transferred to another related company, and the Trust Agreement with Huaxia Huifeng terminated.

(2) Government grant escrowed by Business Investment

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development).  As at December 31, 2012, the Company had a remaining $3,041,130 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

(3) Working capital provided by Jianfeng Guo

Jianfeng Guo, the controlling stockholder of the Company, through various affiliate companies and individuals, provides working capital to the VIEs (hereafter, including subsidiaries of VIEs) of the Company.  In addition to repaying borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by Jianfeng Guo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have specific repayment dates.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(41,635,538)	$(40,746,555)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	19,344,580	19,524,878
Gross earned government grant held by a related party	25,332,088	24,698,729
Receivable from a related party	$3,041,130	$3,477,052

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

Recently Issued Accounting Pronouncements

FASB issued several ASUs during the year, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures is not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 is described as follows:

•	We do not have a functional audit committee; and

•	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness’s disclosed above resulted in the Company having a violation under Sarbanes Oxley section 402.

Item 9B.          Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees as of April 16, 2012 are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Positions
Jianfeng Guo	38	Chairman of the Board of Directors
Longlin Hu	37	President and Chief Executive Officer, Director
Xin Zheng (Cindy)	34	Chief Financial Officer

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

Xin Zheng (Cindy), Chief Financial Officer
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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Longlin Hu (1)	2012	$90,000	$-	$-	$90,000
President and Chief Executive Officer	2011	$90,000	$-	$-	$90,000
Xin Zheng (Cindy)	2012	$54,000	$-	$-	$54,000
Chief Financial Officer	2011	$60,000	$-	$-	$60,000
(1)	On March 1, 2011, we acquired Kirin China in a reverse acquisition transaction and, in connection with that transaction, Mr. Hu was appointed as our President and Chief Executive Officer.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2012.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2012 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2012 under any long-term incentive plan.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

On March 1, 2011, Mr. Jianfeng Guo was appointed as a member of the Board of Directors in connection with our reverse acquisition of Kirin China. In fiscal 2011, Kirin paid a salary of $150,000 to Mr. Guo. In fiscal 2012, we paid a salary of $150,000 to Mr. Guo.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 16, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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
(2) Ms. Mu has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between her and Iwamatsu Reien. In addition, Ms. Reien has granted Ms. Mu exclusive voting rights with respect to the shares of Solid Wise held by Ms. Reien. Accordingly, Ms. Mu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Solid Wise. On October 31, 2012, Ms.Mu exercised their call options and acquired all of shares of the BVI Companies.
(3) Mr. Guo has the right to purchase all of the outstanding shares of Solid Wise at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien. In addition, Ms. Reien has granted Mr. Guo exclusive voting rights with respect to the shares of Prolific Lion held by Ms. Reien. Accordingly, Mr. Guo may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Prolific Lion. On October 31, 2012, Mr.Guo exercised their call options and acquired all of shares of the BVI Companies.
(4) Mr. Hu has the right to purchase all of the outstanding shares of Valiant Power at consideration of $1.00 pursuant to a Call Option Agreement between him and Iwamatsu Reien. In addition, Ms. Reien has granted Mr. Hu exclusive voting rights with respect to the shares of Valiant Power held by Ms. Reien. Accordingly, Mr. Hu may be deemed to be the beneficial owner of 100% of the shares of our common stock held by Valiant Power. On October 31, 2012, Mr.Hu exercised their call options and acquired all of shares of the BVI Companies.
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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loan to a related party

On December 20, 2012, Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company, and Hebei Zhongding entered into a Loan Agreement in amount of RMB100,000,000, approximately $15,600,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Huifeng Telecom Industry Park Development Co., Ltd. (“HuiFeng Park”), a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng.

We note that this loan to a related party is in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan was a short term loan of two months and the outstanding loan balance was settled within the time period noted here.

Simultaneously, Huaxia Huifeng also entered into a Trust Agreement with Heda Kirin, pursuant to which Heda Kirin agrees to be entrusted to hold 40% equity interest of HuiFeng Park on Huaxia Huifeng’s behalf.

In December 2012, the Company transferred RMB60,00,000 to Huaxia Huifeng, and transferred RMB40,000,000 to HuiFeng Park, representing 40% entrusted equity interest of HuiFeng Park’s first instalment of paid-in capital.   In January 2013, the loan was paid in full as the Company collected RMB100,000,000 loan from Huaxia Huifeng.  On February 28, 2013, all of the Company’s entrusted equity interest was transferred to another related company, and the Trust Agreement with Huaxia Huifeng terminated.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)).  As at December 31, 2012, the Company had a remaining $3,041,130 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

Working capital provided by Jianfeng Guo

Jianfeng Guo, the controlling stockholder of the Company, through various affiliate companies and individuals, provides working capital to the VIEs (hereafter, including subsidiaries of VIEs) of the Company.  In addition to repaying borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by Jianfeng Guo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have specific repayment dates.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

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

Mr. Guo is not considered independent because he received compensation from Kirin China for $150,000 in fiscal 2012. Mr. Hu is not considered independent because he is an executive officer of the Company. Mr. Liu is considered independent in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the Commission.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and December 31, 2011, we were billed approximately $167,500 and $162,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and December 31, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and December 31, 2011.

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

The audited balance sheet of the Company as of December 31, 2012 and December 31, 2011, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum Bernstein & Pinchuk LLP, independent auditors, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

10.11		Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (5)
10.12		Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (5)
10.13		Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (5)
10.14		Securities Escrow Agreement (2)
10.15		Make Good Escrow Agreement (5)
10.16		Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (5)
10.17		Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (5)
10.18		Loan Agreement with Industrial and Commercial Bank of China [English Translation] (6)
10.19		Loan Agreement with Rural Credit Cooperative Union [English Translation] (7)
10.20		Trust Agreement between Jianfeng Guo and Liping Bi [English Translation] (7)
10.21		Trust Agreement between Jianfeng Guo and Jianfei Guo [English Translation] (7)
10.22		Trust Agreement between Jianfeng Guo and Jianhe Guo [English Translation] (7)
10.23		Trust Agreement between Jianfeng Guo and Liying Li [English Translation] (7)
10.24		Trust Agreement between Jianfeng Guo and Yuelai Xie [English Translation] (7)
10.25		Trust Agreement between Jianfeng Guo and Qilin Huaxia [English Translation] (7)
10.26		Trust Agreement between Jianfeng Guo and Li Zhao [English Translation] (7)
10.27		Loan Agreement with Rural Credit Cooperative Union, dated June 19, 2011 [English Translation] (8)
10.28		Loan Agreement with Haijun Zhao, dated October 8, 2011 [English Translation] (8)
10.29		Loan Agreement with Rural Credit Cooperative Union, dated December 22, 2011 [English Translation] (8)
10.30		Loan Agreement with Kong Village Committee, dated December 30, 2011 [English Translation] (8)
21.1		List of Subsidiaries
31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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
(8) Incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.

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

KIRIN INTERNATIONAL HOLDING, INC.

By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)
Date:	April 16, 2013

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianfeng Guo	Chairman of the Board of Directors	April 16, 2013
Jianfeng Guo

/s/ Longlin Hu	President, Chief Executive Officer and Director	April 16, 2013
Longlin Hu
(Principal Executive Officer)

/s/ Xin Zheng	Chief Financial Officer	April 16, 2013
Xin Zheng	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its stockholders an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Kirin International Holding, Inc.

We have audited the accompanying consolidated balance sheets of Kirin International Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Kirin International Holding, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP
New York, New York
April 16, 2013

NEW YORK OFFICE • 7 Penn Plaza  • Suite 830 • New York, New York 10001
• Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$24,098,688	$10,602,165
Restricted cash	6,924,572	1,750,381
Accounts receivable	1,826,930	1,374,770
Revenue in excess of billings	8,080,156	6,959,199
Prepayments	15,615,001	6,418,807
Other receivables	6,172,152	2,532,185
Receivable from a related party	3,041,130	3,477,052
Loan to a related party	15,832,555	-
Real estate property completed	6,958,177	-
Real estate properties and land lots under development	184,839,907	190,721,077
Investment at cost	3,166,511	-
Property and equipment, net	436,041	255,878
Deferred tax assets	3,817,260	26,295
Total assets	$280,809,080	$224,117,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$50,684,036	$36,987,211
Income taxes payable	1,592,766	70,158
Other taxes payable	2,054,768	9,080,254
Other payables and accrued liabilities	14,619,565	7,933,901
Customer deposits	87,184,895	27,707,267
Loans payable	68,871,614	50,434,427
Deferred tax liabilities	-	7,724,474
Total liabilities	225,007,644	139,937,692

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 and 20,560,016 shares issued and outstanding on December 31, 2012 and December 31, 2011, respectively	2,060	2,056
Additional paid-in capital	37,149,630	36,698,450
Statutory reserve	1,070,804	424,833
Retained earnings	10,890,595	40,982,927
Accumulated other comprehensive income	6,688,347	6,071,851
Total stockholders’ equity	55,801,436	84,180,117
Total liabilities and stockholders’ equity	$280,809,080	$224,117,809

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011

Revenue from real estate sales, net	$67,289,629	$64,383,943
Cost of real estate sales	92,929,787	44,119,844
Gross profit (loss)	(25,640,158)	20,264,099

Operating expenses
Selling expenses	4,244,856	2,797,751
General and administrative expenses	8,042,783	3,762,248

Total operating expenses	12,287,639	6,559,999

Income (loss) from operations	(37,927,797)	13,704,100

Other income (expenses)
Government grant	443,049	6,642,455
Interest expense	(6,084,786)	(2,504,857)

Total other income (expenses)	(5,641,737)	4,137,598

Income (loss) before income taxes	(43,569,534)	17,841,698

Income taxes expense (benefit)	(14,123,173)	7,690,563

Net income (loss)	$(29,446,361)	$10,151,135

Other comprehensive income
Foreign currency translation adjustment	616,496	2,845,935

Comprehensive income (loss)	$(28,829,865)	$12,997,070

Basic and diluted earnings (loss) per share	$(1.43)	$0.51
Basic and diluted weighted average shares outstanding	20,564,620	20,013,113

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common shares		Additional			Accumulated other	Total
	number of shares	amount	paid-in capital	Statutory reserve	Retained earnings	comprehensive income	stockholders’ equity
Balance at January 1, 2011	18,547,297	$1,855	$33,964,995	$407,537	$30,849,088	$3,225,916	$68,449,391

Shares of former Ciglarette, Inc. stockholders deemed to be issued in the recapitalization	296,703	29	(29)	-	-	-	-
Issuance of investment units in the Offering	676,016	68	2,331,588	-	-	-	2,331,656
Shares issued to placement agent in connection with the Offering of investment units	920,000	92	(92)	-	-	-	-
Stock-based compensation	120,000	12	401,988	-	-	-	402,000
Net income	-	-	-	-	10,151,135	-	10,151,135
Transfer to statutory reserve	-	-	-	17,296	(17,296)	-	-
Foreign currency translation adjustment	-	-	-	-	-	2,845,935	2,845,935
Balance at December 31, 2011	20,560,016	$2,056	$36,698,450	$424,833	$40,982,927	$6,071,851	$84,180,117
Stock-based compensation	36,530	4	406,380	-	-	-	406,384
Net loss	-	-	-	-	(29,446,361)	-	(29,401,561)
Transfer to statutory reserve				645,971	(645,971)	-	-
Liquidated damage assumed by a stockholder			44,800		(44,800)	-	-
Foreign currency translation adjustment	-	-	-	-	-	616,496	616,496
Balance at December 31, 2012	20,596,546	$2,060	$37,149,630	$1,070,804	$10,890,595	$6,688,347	$55,801,436

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(29,446,361)	$10,151,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	100,982	79,580
Stock-based compensation	406,384	402,000
Deferred tax benefit (expense)	(11,567,824)	2,151,391
Liquidated damage assumed by a stockholder	44,800	-
Changes in operating assets and liabilities
Restricted cash	(5,157,669)	(124,542)
Accounts receivable	(441,321)	309,677
Revenue in excess of billings	(1,066,777)	16,031,483
Prepayments	(9,141,391)	(4,103,572)
Other receivables	(3,620,413)	901,039
Receivable from a trust equity owner	462,404	(3,418,608)
Real estate property completed	(6,954,059)	-
Real estate properties and land lots under development	7,344,348	(93,121,703)
Accounts payable	13,404,285	35,072,030
Income taxes payable	1,521,168	46,354
Other taxes payable	(7,091,156)	5,928,165
Other payables and accrued liabilities	6,620,709	1,152,183
Customer deposits	59,229,360	4,345,243

Net cash provided by (used in) operating activities	14,647,469	(24,198,145)

Cash flows from investing activities:
Purchases of equipment	(279,112)	(95,759)
Loan paid to a related party	(15,823,185)	-
Cash paid for investment at cost	(3,164,637)	-

Net cash used in investing activities	(19,266,934)	(95,759)

Cash flows from financing activities:
Proceeds from loans	60,919,264	31,513,043
Repayment of loans	(42,880,832)	(1,544,757)
Net proceeds from investment units issued	-	2,331,656
Repayments of due to a stockholder	-	(3,922,146)

Net cash provided by financing activities	18,038,432	28,377,796

Effect of exchange rate changes on cash and cash equivalents	77,556	284,972
Net increase in cash and cash equivalents	13,496,523	4,368,864

Cash and cash equivalents - beginning of the year	10,602,165	6,233,301

Cash and cash equivalents - end of the year	$24,098,688	$10,602,165

Supplementary cash flow information
Cash paid for income tax	$8,783	$20,973
Cash paid for interest expense	$7,407,269	$3,391,963

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
NOTES TO THE CONSOLIDATEDFINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Kirin International Holding, Inc. (the “Company”, formerly known as Ciglarette, Inc.) was incorporated on December 23, 2009 under the laws of the State of Nevada. The Company and its subsidiaries, Variable Interest Entities (“VIEs”) and VIEs’ subsidiaries are engaged in the development and sales of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, People’s Republic of China (“China”, or the “PRC”).

As at December 31, 2012, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
VIEs
Hebei Zhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
Xingtai Zhongding Jiye Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
Xingtai Zhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Xingtai Zhongding Kirin Real Estate Development Co., Ltd. (formerly known as Xingtai Zhongding Business Service Co., Ltd., “Business Service”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”)	Langfang, Hebei province, China	July 27, 2012	Real estate development
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development

The Company was a development stage company and has not generated significant revenue since its inception to March 1, 2011 (the “Closing Date”.  See below.).

Kirin China was principally owned and controlled by Jianfeng Guo for the period from its incorporation to the Closing Date.

Pursuant to trust agreements entered into between Jianfeng Guo and each of the stockholders of Hebei Zhongding and Xingtai Zhongding, Jianfeng Guo is deemed to be the beneficiary owner of all the shares of Hebei Zhongding and Xingtai Zhongding.

On December 22, 2010, a series of contractual arrangements (the “VIE Agreements”) were entered between Kirin Management, a wholly-owned subsidiary of Kirin China, and each of Hebei Zhongding and Xingtai Zhongding (Hebei Zhongding and Xingtai Zhongding are collectively referred to as the “Operating Companies”) and their then respective trust shareholders. As a result of the VIE Agreements, Kirin Management has the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs that could be significant to the VIEs.  Therefore Kirin Management is deemed to have a controlling financial interest in the VIEs, is considered the primary beneficiary of and consolidates with the VIEs.  VIE Agreements are described in details in Note 3.

On the Closing Date, the Company entered into a Share Exchange Agreement by and among (i) the Company, (ii) the Company’s then principal stockholder Lisan Rahman, (iii) Kirin China, and (iv) the former shareholders of Kirin China, pursuant to which the former shareholders of Kirin China transferred to the Company all of their shares of Kirin China in exchange for the issuance of 18,547,297 shares of the Company’s common stock, which represented 98.4% of the Company’s total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).  As a result of the Share Exchange, Kirin China became the Company’s wholly-owned subsidiary.  Prior to the Share Exchange, the Company also cancelled in aggregate 5,594,297 shares of its common stock held by the Company’s prior stockholders through a spin-out of substantially all of its assets and all of its debts and other liabilities to former principal stockholder, Lisan Rahman, and in exchange for a consideration of $50,000 paid by Kirin China.

On the Closing Date and immediately following the Share Exchange, and on July 15, 2011, the Company completed an initial and the second closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of 4 shares of common stock, a three-year series A warrant to purchase 1 share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase 1 share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 169,004 Units were sold in the Offering for gross proceeds to the Company of $3,380,080.  The Company received $2,331,656 net proceeds from the Offering after deducting related issuance costs. Common stocks and warrants issued in connection with the Offering are described in details in Note 16.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).  The consolidated balance sheets as of December 31, 2012 and 2011, and the consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the two-year period ended December 31, 2012 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

The Share Exchange described in Note 1 is treated as recapitalization of the Company. As such, Kirin China is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Kirin China had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, recoverability of deferred tax assets, and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

As of December 31, 2012 and 2011, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220, Comprehensive Income.

Since July 2005, the RMB is no longer pegged to the US$. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the US$ in the medium-to-long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. PRC exchange control regulations may also restrict the Company’s ability to convert RMB into foreign currencies.

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

Except for the down payment, remaining contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until the application for the mortgage loan has been filed and the Company reasonably believes the mortgage can be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers (see “Restricted cash”).  Such guarantees expire when customers have obtained House Ownership Certificate of their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

A project’s revenue and cost estimates are of inherent nature of uncertainty throughout its multiple-year development period.  Factors that potentially affect a project’s total revenue and cost estimates (including a salable unit’s allocated cost), include, but are not limited to: (1) changes in government’s land-use planning, building density, plot ratio and other quotas; which lead to changes of total gross floor area available for sale and per-unit cost estimate; (2) the Company’s voluntary modification of design to enhance attractiveness and competiveness of an on-going project; (3) fluctuation of commodity prices and government-regulated labor cost rates; (4) contractors’ request to renegotiate consideration of fixed-price agreements, for which the Company’s preference of complete the discussion early to avoid unfavorable impact on construction progress; (5) unforeseeable geological and engineering difficulties causing modifications of a project’s construction plan; (6) government agencies’ compliance inspections in the late stage of the construction, which may lead to modification of design; (7) major prospective property buyers’ request to alter specifications of the property to be delivered; and (8) contractors’ claims throughout the construction period.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, we may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as reduction of revenue in the current period on a cumulative catch-up basis.

With regard to a project’s cost estimate, the Company’s in-house cost estimators, work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitate consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined.

For the years ended December 31, 2012 and 2011, the Company’s gross profit (loss) included adjustments resulting from changes in estimates of total project revenue and cost approximately $38,605,000 and $nil, respectively.  These adjustments increased net loss and diluted loss per share by approximately $24,759,000 and $1.20 for the year ended December 31, 2012.

Real Estate Capitalization and Cost Allocation

Properties under development or completed consist of residential and commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grant

Government grant related to real estate projects developed by the Company are recognized as other income when the Company has complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2012 and 2011, the Company recognized approximately $443,049 and $6,642,455 grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at December 31, 2012, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2012 and 2011, $633,302 and $902,272 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $6,924,572 and $1,750,381 as at December 31, 2012 and 2011, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value.

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

Subsidiaries, VIEs and subsidiaries of VIEs of the Company located in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the year ended December 31, 2012 and 2011 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2012 and 2011, the Company recorded an advertising expense of $1,438,576 and $1,374,867, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2012 and 2011, the Company retained $205,823 and $144,037 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2012 and 2011, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2012 and 2011.

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 3 – Variable Interest Entities

In accordance with the VIE Agreements entered into between Kirin Management and each of Operating Companies and their respective shareholders. As a result of the VIE Agreements, Kirin Management has the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs that could be significant to the VIEs.  Therefore Kirin Management is deemed to have a controlling financial interest in the VIEs, is considered the primary beneficiary of and consolidates with the VIEs.

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

Summary information regarding consolidated VIEs is as follows:

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$23,217,301	$8,913,496
Restricted cash	6,924,572	1,750,381
Accounts receivable	1,826,930	1,374,770
Revenue in excess of billings	8,080,156	6,959,199
Prepayments	15,615,001	6,418,807
Other receivables	6,159,022	2,241,279
Receivable from a trust equity owner	3,041,130	3,477,052
Loan to a related party	15,832,555	-
Real estate property completed	6,958,177	-
Real estate properties and land lots under development	184,839,907	190,721,077
Investment at cost	3,166,511	-
Property and equipment, net	363,578	255,878
Deferred tax assets	3,817,260	26,295
Total assets	$279,842,100	$222,138,234

LIABILITIES

Accounts payable	$50,684,036	$36,987,211
Income taxes payable	1,592,766	70,158
Other taxes payable	2,054,768	9,080,254
Other payables and accrued liabilities	14,617,665	7,932,058
Customer deposits	87,184,895	27,707,267
Long-term loans	68,871,614	50,434,427
Deferred tax liabilities	-	7,724,474
Total liabilities	$225,005,744	$139,935,849

None of the assets of the consolidated VIEs can be used only to settle obligations of the VIEs and none of the liabilities of the consolidated VIEs are recourse to the general credit of the Company.

For the years ended December 31, 2012 and 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $67,290,000 and $64,383,000, respectively, cost of sales of approximately $93,930,000 and $43,357,000, respectively, operating expenses of approximately $10,826,000 and $5,802,000, respectively, and net loss of approximately $27,982,000 and net income $10,909,000, respectively.

Note 4 – Accounts Receivable

	December 31,
	2012	2011

Receivables from sales of condominium units	$1,407,367	$487,061
Receivable from sales of land use rights	419,563	887,709

	$1,826,930	$1,374,770

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at December 31, 2012, accounts receivable also include revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest. Receivables from sales of land use rights are uncollateralized and bear no interest.

Note 5 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin County project in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties.

Note 6 – Prepayments

Prepayments consisted of the following:

	December 31,
	2012	2011

Advances to suppliers and contractors	$5,919,629	$1,658,920
Financing service fees charged as prepaid interests	1,754,727	684,426
Prepaid stock subscription for a prospective investee (Note 9)	-	3,142,332
Excessive business tax and LAT liabilities	7,940,645	933,129

	$15,615,001	$6,418,807

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

 Note 7 – Other Receivables

The components of other receivables were as follows:

	December 31,
	2012	2011

Working capital borrowed by contractors	$4,610,707	$2,184,535
Working capital borrowed by Xingtai RC Bank	1,191,875	-
Others	369,570	347,650

	$6,172,152	$2,532,185

Working capital borrowings by contractors and Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”) are uncollateralized, bear no interest and become due before the completion of the related construction and program. There was no allowance for doubtful accounts as at December 31, 2012 and 2011.

Note 8 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	December 31,
	2012	2011

Properties under development
Kirin County
Costs of land use rights	$987,290	$7,528,534
Other development costs	159,515	11,146,624
No. 79 Courtyard
Costs of land use rights	78,739,610	80,957,717
Other development costs	6,787,664	7,557,463
Kirin Bay
Costs of land use rights	47,157,690	42,446,312
Other development costs	4,211,915	4,239,332

Land lots under development	46,796,223	36,845,095

	$184,839,907	$190,721,077

As at December 31, 2012, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  The Company did not have land use rights not assigned to a real estate development project.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 15).

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at December 31, 2012 and 2011, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $46,796,223 and $36,845,095, respectively.

Note 9 – Investment at Cost

Investment at cost represents the Company’s equity interest in Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during year ended December 31, 2012.

As of December 31, 2012 and 2011, the Company has deposit balances (including restricted cash) of $18,697,000 and $2,049,000 in Xingtai RC Bank, respectively.

Note 10 – Accounts Payable

	December 31,
	2012	2011

Payables in relation to acquisitions of land use rights	$6,397,965	$17,609,322
Construction contractors	44,286,071	19,377,889

	$50,684,036	$36,987,211

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at December 31, 2012, payable to Huada Mining Co., Ltd. was $4,023,082.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At December 31, 2012, unpaid balance plus accrued interest was $2,374,883.  The Company capitalized the additional consideration in the costs land lots under development.

Note 11 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	December 31,
	2012	2011

Unrecognized tax benefit (Note 13(2))	$6,333,022	$6,174,682
Deposits from customers on behalf of utility operators	4,195,152	1,507,034
Car park deposits from customers	2,227,547	-
Deposit from a contractor	791,628	-
Accrued loan interest	683,996	-
Others	388,220	252,185

	$14,619,565	$7,933,901

Note 12 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of December 31, 2012 and 2011, the Company received $87,184,895 and $27,707,267 deposits from customers, respectively.

Note 13 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to December 31, 2012 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income tax expenses for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011

Current
EIT expense	$1,522,557	$68,979
Unrecognized tax uncertainty benefit (Note 11 (b))	110,762	1,660,614
LAT expense (credit)	(4,188,668)	3,809,579
Deferred tax benefit (expense) - EIT	(11,567,824)	2,151,391

	$(14,123,173)	$7,690,563

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011

EIT at the PRC statutory rate of 25%	$(10,892,384)	$4,460,425
LAT expense (credit)	(4,188,668)	3,809,579
EIT deficit (benefit) of LAT	1,047,167	(952,395)
Deferred tax valuation allowance	1,536,730	199,017
Reversal of excessive tax liabilities derived from revenue recognition as a result of project cost estimates upward adjustments	(1,715,001)	-
Permanent items	88,983	173,937

	$(14,123,173)	$7,690,563

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011

Unrecognized tax benefit, as the January 1	$6,174,682	$4,318,008
Increase due to government grant earned	110,762	1,660,614
Movement in current year due to foreign exchange rate fluctuation	47,578	196,060

Unrecognized tax benefit, as of December 31	$6,333,022	$6,174,682

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of December 31, 2012 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2008 to 2012 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2012 and 2011 are presented below.

	December 31,
	2012	2011

Deferred tax assets
Operating loss carry forward	$2,405,198	$327,452
Excess of interest expense	736,034	779,454
Revenue recognized based on percentage-of-completion	2,440,329	-
	5,581,561	1,106,906

Valuation allowance	(1,764,301)	(199,017)
Offsetting with deferred tax liabilities	-	(881,594)

Net deferred tax assets	$3,817,260	$26,295

Deferred tax liability
Revenue recognized based on percentage-of-completion	$-	$8,606,068
Offsetting with deferred tax assets	-	(881,594)

Net deferred tax liabilities	$-	$7,724,474

Deferred taxes and liabilities are evaluated on individual subsidiary, VIE and subsidiary of VIE basis.  In assessing the ability to realize the deferred tax assets, the Company considers availability of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not of being realizable based on the weight of all available evidence.

Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will reverse when the construction progress of related projects proceeds to completion, which is expected to be December 2014 for No. 79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, when the difference between accumulated revenue and cost of sales recognized based on percentage-of-completion method and enterprise income tax accrued pursuant to tax laws, converges.  Enterprise income tax comprises multiple interim prepayments determined predominately by periodic customer deposits collected and deemed profit ratio when a real estate project is under construction, followed by a closing to adjust to actual profit realized, after the construction is complete.  Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will also increase or decrease when the Company reevaluates and makes upward or downward adjustments to a project’s total revenue or cost estimate.  The Company believes deferred tax assets related to revenue recognized based on percentage-of-completion and excess of interest expense will be fully realizable.

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $1,861,000 as of December 31, 2012 which will expire on various dates between December 31, 2013 and December 31, 2017.  The Company provided a valuation allowance of $1,220,000 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with net operation loss carry forward of $544,000 and a 100% valuation allowance has been provided.

Note 14 – Other Taxes Payable

Other taxes payable consisted of the following:

	December 31,
	2012	2011

Business tax and related urban construction tax and education surcharge	$1,877,756	$4,303,287
Land Appreciation Tax	177,012	4,776,967

	$2,054,768	$9,080,254

Note 15 – Loans Payable

Loans payable as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due September 8, 2012, at 7.79% per annum	$-	$2,670,980
Due December 8, 2012, at 7.79% per annum	-	7,855,830
Due March 8, 2013, at 7.79% per annum (note (a))	3,483,162	3,456,565
Due March 8, 2013, at 7.79% per annum (note (a))	4,433,115	4,399,265
	7,916,277	18,382,640

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2011 Loans”)
Due March 3, 2012, at 10.24% per annum	-	1,571,166
Due June 3, 2012, at 9.635% per annum	-	4,713,498
Due September 3, 2012, at 9.635% per annum	-	2,042,516
	-	8,327,180

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	3,008,185	-
	3,008,185	-

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Loan”)
Due June 18, 2012, at 12.62% per annum	-	2,356,749
	-	2,356,749

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans”)
Due December 5, 2012, at 10.58% per annum	-	10,526,812
Due December 6, 2012, at 10.58% per annum	-	2,042,516
	-	12,569,328

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2011 Short-term Loan”)
Due December 29, 2012, at 13.12% per annum		942,700
		942,700
Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2012 Short-term Loan”)
Due December 21, 2013, at 13.12% per annum	949,953
	949,953

Loan from Kong Village Committee
Origin loan due December 29, 2012; maturity extended to December 29, 2013, at 14.4% per annum	4,749,766	4,713,498
	4,749,766	4,713,498

Loan from an unrelated individual
Due April 11, 2012, at 15.6% per annum	-	3,142,332
	-	3,142,332

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Due March 29, 2014, at 11.38% per annum	2,374,883	-
Due April 29, 2014, at 11.38% per annum	2,374,883	-
Due May 29, 2014, at 11.38% per annum	3,166,511	-
Due June 29, 2014, at 11.38% per annum	3,166,511	-
Due July 29, 2014, at 11.38% per annum	4,749,766	-
Due August 29, 2014, at 11.38% per annum	7,916,277	-
	23,748,831	-

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 9, 2015, at 8.86% per annum	3,166,516	-
Due September 9, 2015, at 8.86% per annum	3,166,511	-
Due May 19, 2015, at 8.86% per annum	4,749,766	-
Due January 19, 2015, at 8.86% per annum	4,749,766	-
Due September 19, 2014, at 8.86% per annum	4,749,766	-
Due May 19, 2014, at 8.86% per annum	4,749,766	-
Due January 31, 2014, at 8.86% per annum	3,166,511	-
	28,498,602	-

	$68,871,614	$50,434,427

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

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

As of December 31, 2012 and December 31, 2011, ICBC 2010 Loans, ICBC 2011 Loans, Syndicated Loans 2011 and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $87,900,000 and $64,700,000, respectively.  Credit Union 2011 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

Pursuant to covenants of the ICBC 2010 Loans, Xingtai Zhongding is required, among other things, to make no distributions to its equity holders before the loans are fully repaid, and to obtain the lender’s consent for any decrease in registered capital, transfer of material assets or shares of Xingtai Zhongding, and certain other activities which may adversely affect Xingtai Zhongding’s ability to repay the loan.  As of December 31, 2012, Xingtai Zhongding was in compliance with the applicable terms of all of ICBC Loans’ covenants.

The aggregate maturities of loans payable for each of years subsequent to December 31, 2012 are as follows:

Year Ending December 31	Amount

2013	$16,624,181
2014	36,414,874
2015	15,832,559
Thereafter	-
Loans payable	$68,871,614

Note 16 - Stockholders’ Equity

(a) Common Stock

On March 1, 2011, the Company cancelled in aggregate 5,594,297 shares of its common stock held by the Company’s prior stockholders through a spin-out of substantially all of its assets and all of its debts and other liabilities to former principal stockholder, Lisan Rahman, and in exchange for a consideration of $50,000 paid by Kirin China.  Immediately following the cancellation of common stock, the Company entered into a Share Exchange Agreement, pursuant to which the former shareholders of Kirin China transferred to the Company all of their shares of Kirin China in exchange for the issuance of 18,547,297 shares of the Company’s common stock, which represented 98.4% of the Company’s total shares outstanding immediately following the closing of the transaction.  296,703 shares of common stock held by the former stockholders survived the Share Exchange were deemed to be issued in the recapitalization.

On March 1, 2011 and immediately following the Share Exchange, and on July 15, 2011, the Company completed an initial and the second closing of a private offering (the “Offering”) of investment units (each a “Unit” and collectively, the “Units”) each consisting of 4 shares of common stock, a three-year series A warrant to purchase 1 share of common stock of the Company at an exercise price of $6.25 per share (the “Series A Warrants”) and a three-year Series B warrant to purchase 1 share of common stock of the Company at an exercise price of $7.50 per share (the “Series B Warrants” and collectively with the Series A Warrants, the “Investor Warrants”).  An aggregate of 169,004 Units were sold in the Offering for gross proceeds to the Company of $3,380,080.  The Company received $2,331,656 net proceeds from the Offering after deducting related issuance costs.

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

(b) Senior Exchange Listing Settlement

The subscription agreement entered into between the Company and investors during the first and second closing of the Offering provides that within 12 months of the final closing of the Offering, the Company will apply to a Senior Exchange for listing of its common stock thereon (“Senior Exchange Listing”). If the application is not accepted and approved within 12 months of the final closing of the Offering (the “Uplisting Date”), the Company shall pay cash liquidated damages to each investor in the amount equal to 0.5% of the amount subscribed for by such Subscriber to be paid on the first business day after the Uplisting Date and on each monthly anniversary of said date (applied on a daily pro-rata basis) until the Senior Exchange Listing is completed.

In 2012, the Company, Jianfeng Guo (the principal stockholder of the Company), and investors in the first and second closing of the Offering entered into a Settlement Agreement and Release pursuant to which the Offering was deemed to be closed on September 30, 2011, and the Company offered Settlement Payment, comprising $280,000 cash and 320,000 shares of common stock owned by Jianfeng Guo, in exchange for the full release and discharge of the Company’s obligations under the Senior Exchange Listing requirement.

The Company charged $44,800 liquidated damage associated with Senior Exchange Listing settlement in general and administrative expenses for the year ended December 31, 2012.

(c) Settlement of Make Good Escrow Agreement

In connection with the Offering, the Company, one of the Company’s immediate stockholder owned by Jianfeng Guo (the “Stockholder”), and an escrow agent entered into a Make Good Escrow Agreement, pursuant to which the Stockholder delivered 1,000,000 shares of the Company’s common stock to the escrow agent.  In the event that the Company’s Actual Net Income under U.S. GAAP (excluding certain non-cash charges or expenses) for the years ended December 31, 2010 or 2011 is less than the Targeted Net Income of $20,000,000 and $35,000,000 for the years ended December 31, 2010 and 2011, investors in the Offering will receive number of the escrow shares equal to the percentage of variation of the Actual Net Income from the Targeted Net Income times the number of their respective purchased shares for each of the years ended December 31, 2010 and 2011.  Any remaining escrow shares will be returned to the Stockholder.

Pursuant to ASC 718-10-S99-2, the Company evaluated whether the escrow share arrangement involving the release of shares to the Stockholder based on the performance-related criteria is compensatory, and concluded that, in addition to the fact that the release of escrowed shares is not on the condition of continued employment, the arrangement is in substance an inducement made to facilitate the Offering made by the Stockholder on behalf of the Company, rather than as compensatory. Accordingly, the fair value of the escrow share agreement should be separated from the proceeds of the Offering and be recorded as a contribution from the Stockholder.  At the time of the execution of the Make Good Escrow Agreement, the Company believed Targeted Net Income for years ended December 31, 2010 and 2011 are achievable, and fair value assigned to the escrow share agreement was $nil.

The Company achieved its Targeted Net Income for the year ended December 31, 2010 but failed to achieve Targeted Net Income for the year ended December 31, 2011.  In accordance with the Make Good Escrow Agreement, 479,949 shares of escrow shares were transferred to investors in the Offering and remaining 520,051 shares of escrow shares were returned to the Stockholder.

(d) Distribution of dividends and statutory reserves

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions from its subsidiaries established in China.  The earnings reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries, and PRC legal restrictions permit payments of dividends out of PRC subsidiaries’ statutory accumulated after-tax profits.  As described in Note 13, the Company intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

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

For the years ended December 31, 2012 and 2011, the Company’s VIEs appropriated statutory reserve in the amount of $645,971 and $17,296, respectively.

Note 17 – Restricted Stock Compensation

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

Restricted Stock Awards activity as of and for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the year	608,828	$6.70
Granted	182,650	$0.12
Vested	(156,530)	$5.16
Forfeited	(488,828)	$6.70
Outstanding at the end of the year	146,120	$0.12

The Company recognized $406,000 and $402,000 of share-based compensation expense related to the Restricted Stock Awards for years ended December 31, 2012 and 2011, respectively.

Note 18 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the years ended December 31, 2012 and 2011 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the years ended December 31, 2012 and 2011 was as follows:

	Years Ended December 31,
	2012	2011

Kirin County	$(2,590,427)	$32,365,381
No.79 Courtyard	37,510,185	27,202,573
Kirin Bay	32,369,871	4,815,989

	$67,289,629	$64,383,943

As described in Summary of Significant Accounting Policies - Revenue Recognition, revenue for the year ended December 31, 2012 included certain reversal adjustments as a result of change in respective project’s total revenue and cost estimates.

Note 19 – Earnings (Loss) per Share

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

	Years Ended December 31,
	2012	2011

Net income (loss)	$(29,446,361)	$10,151,135
Basic and diluted earnings (loss) per share	$(1.43)	$0.51
Basic and diluted weighted average shares outstanding	20,564,620	20,013,113

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of December 31, 2012.

Note 20 – Related Party Transactions and Balances

(1) Loan to a related party

On December 20, 2012, Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company, and Hebei Zhongding entered into a Loan Agreement in amount of RMB100,000,000, approximately $15,600,000 for the purpose of contributing the first instalment of paid-in capital for  Jiangsu Huaxia Huifeng Telecom Industry Park Development Co., Ltd. (“HuiFeng Park”), a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng.

Simultaneously, Huaxia Huifeng also entered into a Trust Agreement with Heda Kirin, pursuant to which Heda Kirin agrees to be entrusted to hold 40% equity interest of HuiFeng Park on Huaxia Huifeng’s behalf.

In December 2012, the Company transferred RMB60,00,000 to Huaxia Huifeng, and transferred RMB40,000,000 to HuiFeng Park, representing 40% entrusted equity interest of HuiFeng Park’s first instalment of paid-in capital.  In January 2013, the Company collected RMB100,000,000 loan from Huaxia Huifeng.  On February 28, 2013, all of the Company’s entrusted equity interest was transferred to another related company, and the Trust Agreement with Huaxia Huifeng terminated.

The Company noted the loan to related party is in violation to Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject the Company and the Company’s chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.

(2) Government grant escrowed by Business Investment

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)).  As at December 31, 2012, the Company had a remaining $3,041,130 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

(3) Working capital provided by Jianfeng Guo

Jianfeng Guo, the controlling stockholder of the Company, through various affiliate companies and individuals, provides working capital to the VIEs (hereafter, including subsidiaries of VIEs) of the Company.  In addition to repaying borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by Jianfeng Guo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have specific repayment dates.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(41,635,538)	$(40,746,555)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	19,344,580	19,524,878
Gross earned government grant held by a related party	25,332,088	24,698,729
Receivable from a related party	$3,041,130	$3,477,052

Note 21 – Contingencies and Commitments

(1)           Guarantees provided to customers

As at December 31, 2012 and 2011, the Company provided approximately $42,885,000 and $22,426,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

(2)           Real estate development cooperation agreements

Pursuant to the Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between Hebei Zhongding and Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”), Hebei Zhongding established Huading Chengmei in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of Huading Chengmei is RMB20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even instalments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, Hebei Zhongding should contribute all of Huading Chengmei’s paid-in capital, and is the sole party which is responsible for Huading Chengmei’s day-to-day operations;  Shengshi Chengmei’s contribution to Huading Chengmei is in the form of consultation service, and agrees to undertake necessary communications with government authorities to facilitate Huading Chengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. Shengshi Chengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, Hebei Zhongding and Shengshi Chengmei owns 70% and 30% of Huading Chengmei’s nominal equity interest, it further requires Hebei Zhongding to purchase Shengshi Chengmei’s 8.33%, 8.33%, and 13.34% share equity in Huading Chengmei for a consideration of RMB25,000,000, RMB25,000,000 and RMB40,000,000 (approximately US$3,950,000, US$3,950,000, and US$6,300,000) within 730 days, between 730 and 1,095 days, and between 1,095 to 1,460 days after the execution of land purchase contract between Huading Chengmei and government authorities. Huading Chengmei did not have substantial operations as of December 31, 2012.

In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred rights and obligations of the Strategic Cooperation Agreement to the Company, Hebei Zhongding, through a trust equity investor, Huaxia Huifeng (a related company ultimately owned by Jianfeng Guo), established Heda Kirin in Baoding, Hebei Province, China, on September 3, 2012.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and processes 90% nominal equity interest in Heda Kirin; Baoding Heda processes 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% developed property area from Heda Kirin. The registered capital of Heda Kirin is RMB100,000,000 (approximately US$15,800,000).  As of December 31, 2012, the Company has contributed RMB50,000,000 (approximately US$7,900,000) paid-in capital.  Remaining RMB50,000,000 (approximately US$7,900,000) will be contributed before the fifth anniversary of the establishment of Heda Kirin. Heda Kirin did not have substantial operations as of December 31, 2012.

On November 28, 2012, Heda Kirin established wholly owned subsidiary Baoding City Heda Kirin Real Estate Development Co., Ltd.

Note 22 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the years ended December 31, 2012 and 2011, the Company contributed $103,554 and $38,925, respectively.

Note 23 – Major Customers

The Company does not rely on any major customers as a source of sales. No single customer exceeds 10% of the Company’s revenue in excess of billings as of December 31, 2011, and the largest five customers accounted for 11.6% of revenue in excess of billings balance.

Note 24 – Subsequent Events

The Company established two wholly owned subsidiaries in the State of California, Spectrum International Enterprise, LLC on January 11, 2013, and Brookhollow Lake, LLC on February 8, 2013, respectively, for the purpose of holding lease properties in the United States.