Form 10-Q
period 2013-03-31
Kirin International Holding, Inc.
filed 2013-05-15
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 20,596,546 shares of the registrant’s common stock, $0.0001 per share, outstanding at May 15, 2013.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
MARCH 31, 2013

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2013.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)

Cash and cash equivalents	$39,207,929	$24,098,688
Restricted cash	4,852,775	6,924,572
Accounts receivable	1,463,868	1,826,930
Revenue in excess of billings	5,767,574	8,080,156
Prepayments	23,680,022	15,615,001
Other receivables	9,857,875	6,172,152
Receivable from a related party	3,044,907	3,041,130
Loan to a related party	4,775,853	15,832,555
Real estate property completed	6,866,113	6,958,177
Real estate properties and land lots under development	187,137,419	184,839,907
Investment at cost	3,183,902	3,166,511
Property and equipment, net	477,469	436,041
Deferred tax assets	5,372,688	3,817,260
Total assets	$295,688,394	$280,809,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$40,192,142	$50,684,036
Income taxes payable	2,566,165	1,592,766
Other taxes payable	3,229,505	2,054,768
Other payables and accrued liabilities	15,141,177	14,619,565
Customer deposits	120,099,271	87,184,895
Loans payable	61,290,117	68,871,614
Total liabilities	242,518,377	225,007,644

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,070,804	1,070,804
Retained earnings	7,956,452	10,890,595
Accumulated other comprehensive income	6,991,071	6,688,347
Total stockholders’ equity	53,170,017	55,801,436
Total liabilities and stockholders’ equity	$295,688,394	$280,809,080

See notes to the consolidated financial statements

 * Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$14,045,845	$1,386,274
Cost of real estate sales	12,469,687	7,223,451
Gross profit (loss)	1,576,158	(5,837,177)

Operating expenses
Selling expenses	917,458	468,021
General and administrative expenses	2,110,033	1,248,527

Total operating expenses	3,027,491	1,716,548

Loss from operations	(1,451,333)	(7,553,725)

Other income (expenses)
Investment income	114,544	-
Interest expense	(1,756,478)	(447,106)

Total other income (expenses)	(1,641,934)	(447,106)

Loss before income taxes	(3,093,267)	(8,000,831)

Income taxes expense (benefit)	(159,124)	(1,444,118)

Net loss	$(2,934,143)	$(6,556,713)

Other comprehensive income
Foreign currency translation adjustment	302,724	524,628

Comprehensive loss	$(2,631,419)	$(6,032,085)

Basic and diluted loss per share	$(0.14)	$(0.32)
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,934,143)	$(6,556,713)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	29,873	22,083
Stock-based compensation	-	201,000
Deferred tax benefit	(1,533,432)	(2,148,683)

Changes in operating assets and liabilities
Restricted cash	2,108,412	(350,439)
Accounts receivable	372,846	316,450
Revenue in excess of billings	2,355,377	2,688,973
Prepayments	(7,974,699)	(405,471)
Other receivables	(8,758,099)	(1,709,762)
Receivable from a trust equity owner	12,917	640
Real estate property completed	130,192	-
Real estate properties and land lots under development	(1,281,468)	633,101
Accounts payable	(10,763,032)	(2,904,948)
Income taxes payable	964,003	176,769
Other taxes payable	1,162,671	1,124,017
Other payables and accrued liabilities	5,441,004	1,717,428
Customer deposits	32,413,761	8,233,739

Net cash provided by operating activities	11,746,182	1,038,184

Cash flows from investing activities:
Purchases of equipment	(69,278)	(84,185)
Loan received from a related party	15,908,823	-
Loan repaid by a related party	(4,772,647)	-
Dividend from investment at cost	114,544	-

Net cash provided by (used) in investing activities	11,181,442	(84,185)

Cash flows from financing activities:
Repayment of loans	(7,954,412)	(1,582,248)

Net cash used in financing activities	(7,954,412)	(1,582,248)

Effect of exchange rate changes on cash and cash equivalents	136,028	56,918
Net increase (decrease) in cash and cash equivalents	15,109,241	(571,331)

Cash and cash equivalents - beginning of the period	24,098,688	10,602,165

Cash and cash equivalents - end of the period	$39,207,929	$10,030,834

Supplementary cash flow information
Cash paid for income tax	$758,301	$-
Cash paid for interest expense	$1,975,131	$1,026,367

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

As at March 31, 2013, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
VIEs
Hebei Zhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
Xingtai Zhongding Jiye Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
Xingtai Zhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Xingtai Zhongding Kirin Real Estate Development Co., Ltd. (formerly known as Xingtai Zhongding Business Service Co., Ltd., “Business Service”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”)	Langfang, Hebei province, China	July 27, 2012	Real estate development
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America.	February 8 , 2013	Property holding

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013, the results of operations for the three month periods ended March 31, 2013 and cash flows for the three month periods ended March 31, 2013 and 2012.  The results of operations for the three month periods ended March 31, 2013 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the consolidated statements of operations and comprehensive loss and cash flows for the three months periods ended March 31, 2013 and 2012 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

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

As of March 31, 2013 and December 31, 2012, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months ended March 31, 2013 and 2012, the Company did not recognize any grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at March 31, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2013 and 2012, $636,780 and $867,908 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $4,852,775 and $6,924,572 as at March 31, 2013 and December 31, 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $114,544 as dividend for the three months ended March 31, 2013.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had a loss exclude all dilutive securities since the first quarter of 2012.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2013 and 2012, the Company recorded an advertising expense of $398,553 and $163,269, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at March 31, 2013 and December 31, 2012, the Company retained $252,452 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months ended March 31, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months ended March 31, 2013 and 2012.

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

The VIE Agreements are summarized below:

Entrusted Management Agreement

Pursuant to the Entrusted Management Agreement between Kirin Management, the Hebei Zhongding Real Estate Development Corporation Limited and Xingtai Zhongding Jiye Real Estate Development Company Limited (the “Operating Companies”) and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

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

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Cash and cash equivalents	$35,211,371	$23,217,301
Restricted cash	4,852,775	6,924,572
Accounts receivable	1,463,868	1,826,930
Revenue in excess of billings	5,767,574	8,080,156
Prepayments	22,493,622	15,615,001
Other receivables	14,301,848	6,159,022
Receivable from a trust equity owner	3,044,907	3,041,130
Loan to a related party	4,775,853	15,832,555
Real estate property completed	6,866,113	6,958,177
Real estate properties and land lots under development	187,137,419	184,839,907
Investment at cost	3,183,902	3,166,511
Property and equipment, net	405,007	363,578
Deferred tax assets	5,372,688	3,817,260
Total assets	$294,876,947	$279,842,100

LIABILITIES

Accounts payable	$40,192,142	$50,684,036
Income taxes payable	2,566,165	1,592,766
Other taxes payable	3,229,505	2,054,768
Other payables and accrued liabilities	15,139,178	14,617,665
Customer deposits	120,099,271	87,184,895
Long-term loans	61,290,117	68,871,614
Total liabilities	$242,516,378	$225,005,744

For the three months ended March 31, 2013 and 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $14,046,000 and $1,386,000, respectively, cost of sales of approximately $12,470,000 and $7,223,000, respectively, operating expenses of approximately $2,869,000 and $1,349,000, respectively, and net loss of approximately $2,775,000 and net income $6,189,000, respectively.

Note 4 – Accounts Receivable

	March 31,	December 31,
	2013	2012

Receivables from sales of condominium units	$1,042,001	$1,407,367
Receivable from sales of land use rights	421,867	419,563

	$1,463,868	$1,826,930

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at March 31, 2013, accounts receivable also include receivables of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

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

Note 6 – Prepayments

Prepayments consisted of the following:

	March 31,	December 31,
	2013	2012

Advances to suppliers and contractors	$10,559,303	$5,919,629
Financing service fees charged as prepaid interests	2,161,870	1,754,727
Prepaid fund for properties purchase	1,186,400	-
Excessive business tax and LAT liabilities	9,772,449	7,940,645

	$23,680,022	$15,615,001

The advance to suppliers and contractors represent the company prepaid certain amount based on negotiation to suppliers because the constructions of our projects usually stretch more than one year

Pursuant to financing service contracts entered into between the Company, Xingtai Chengjiao Rural Credit Cooperative Union Association, and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

Pursuant to the agreement with its brokers, Kirin International Holding, Inc. (Kirin International) planned to purchase two business properties in the state of California, United States of America through its two subsidiaries Brookhollow Lake, LLC and Spectrum International Enterprise, LLC as investment for leasing. As of March 31, 2013, the Kirin International has prepaid $1,186,400.

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

Note 7 – Other Receivables

The components of other receivables were as follows:

	March 31,	December 31,
	2013	2012

Working capital borrowed by contractors	$9,159,677	$4,610,707
Working capital borrowed by Xingtai RC Bank	-	1,191,875
Others	698,198	369,570

	$9,857,875	$6,172,152

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at March 31, 2013 and December 31, 2012.

Note 8 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	March 31,	December 31,
	2013	2012

Properties under development
Kirin County
Costs of land use rights	$873,574	$987,290
Other development costs	392,343	159,515
No. 79 Courtyard
Costs of land use rights	76,744,462	78,739,610
Other development costs	5,897,017	6,787,664
Kirin Bay
Costs of land use rights	48,227,424	47,157,690
Other development costs	6,507,498	4,211,915

Land lots under development	48,495,101	46,796,223

	$187,137,419	$184,839,907

As at March 31, 2013, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.   All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 15).

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at March 31 and December 31, 2012 residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $48,495,101 $46,796,223, respectively.

Note 9 – Investment at Cost

Investment at cost represents the Company’s interest in Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures. The company received $114,544 as dividend from its investment in Xingtai RC Bank for the three months ended March 31, 2013.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company has deposit balances (including restricted cash) of $17,315,000 and $18,697,000 in Xingtai RC Bank, respectively.

Note 10 – Accounts Payable

	March 31,	December 31,
	2013	2012

Payables in relation to acquisitions of land use rights	$3,726,787	$6,397,965
Construction contractors	36,465,355	44,286,071

	$40,192,142	$50,684,036

Note 11 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	March 31,	December 31,
	2013	2012

Unrecognized tax benefit (Note 13(2))	$6,367,804	$6,333,022
Deposits from customers on behalf of utility operators	4,260,761	4,195,152
Car park deposits from customers	2,208,832	2,227,547
Deposit from a contractor	795,976	791,628
Accrued loan interest	859,654	683,996
Others	648,150	388,220

	$15,141,177	$14,619,565

Note 12 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of March 31, 2013 and December 31, 2012, the Company received $120,099,271 and $87,184,895 deposits from customers, respectively.

Note 13 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to March 31, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income tax expenses for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012

Current
EIT expense	$1,266,233	$176,769
LAT expense	108,075	527,796
Deferred tax benefit - EIT	(1,533,432)	(2,148,683)

	$(159,124)	$(1,444,118)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

EIT at the PRC statutory rate of 25%	$(1,266,233)	$(2,000,208)
LAT expense (credit)	108,075	527,796
EIT deficit (benefit) of LAT	(27,019)	(131,949)
Deferred tax valuation allowance	902,374	140,548
Permanent items	123,679	19,695

	$(159,124)	$(1,444,118)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

Unrecognized tax benefit, as the January 1	$6,333,022	$6,174,682
Movement in current year due to foreign exchange rate fluctuation	34,782	39,051

Unrecognized tax benefit, as of March 31	$6,367,804	$6,213,733

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of March 31, 2013 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012 are presented below.

	March 31,	December 31,
	2013	2012

Deferred tax assets
Operating loss carry forward	$2,493,231	$2,405,198
Excess of interest expense	848,816	736,034
Revenue recognized based on percentage-of-completion	3,839,249	2,440,329
	7,181,296	5,581,561

Valuation allowance	(1,808,608)	(1,764,301)

Net deferred tax assets	$5,372,688	$3,817,260

Deferred taxes assets and liabilities are evaluated on individual subsidiary, VIE and subsidiary of VIE basis.  In assessing the ability to realize the deferred tax assets, the Company considers availability of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not of being realizable based on the weight of all available evidence.
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

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $1,587,000 as of March 31, 2013 which will expire on various dates between March 31, 2013 and March 31, 2018.  The Company provided a valuation allowance of $902,000 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $685,000 and a 100% valuation allowance has been provided.

Note 14 – Other Taxes Payable

Other taxes payable consisted of the following:

	March 31,	December 31,
	2013	2012

Business tax and related urban construction tax and education surcharge	$2,731,897	$1,877,756
Land Appreciation Tax	497,608	177,012

	$3,229,505	$2,054,768

Note 15 – Loans Payable

Loans payable as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December
	2013	2012

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due March 8, 2013, at 7.79% per annum	-	3,483,162
Due March 8, 2013, at 7.79% per annum	-	4,433,115
	-	7,916,277

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	3,024,707	3,008,185
	3,024,707	3,008,185

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2012 Short-term Loan”)
Due December 21, 2013, at 13.12% per annum	955,171	949,953
	955,171	949,953

Loan from Kong Village Committee
Origin loan due December 29, 2012; maturity extended to December 29, 2013,at 14.4% per annum	4,775,853	4,749,766
	4,775,853	4,749,766

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Due March 29, 2014, at 11.38% per annum	2,387,927	2,374,883
Due April 29, 2014, at 11.38% per annum	2,387,927	2,374,883
Due May 29, 2014, at 11.38% per annum	3,183,902	3,166,511
Due June 29, 2014, at 11.38% per annum	3,183,902	3,166,511
Due July 29, 2014, at 11.38% per annum	4,775,853	4,749,766
Due August 29, 2014, at 11.38% per annum	7,959,755	7,916,277
	23,879,266	23,748,831

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 9, 2015, at 8.86% per annum	3,183,907	3,166,516
Due September 9, 2015, at 8.86% per annum	3,183,902	3,166,511
Due May 19, 2015, at 8.86% per annum	4,775,853	4,749,766
Due January 19, 2015, at 8.86% per annum	4,775,853	4,749,766
Due September 19, 2014, at 8.86% per annum	4,775,853	4,749,766
Due May 19, 2014, at 8.86% per annum	4,775,853	4,749,766
Due January 31, 2014, at 8.86% per annum	3,183,902	3,166,511
	28,655,123	28,498,602

	$61,290,120	$68,871,614

As of March 31, 2013 and December 31, 2012, ICBC 2012 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $80,794,000 and $87,900,000, respectively.  Credit Union 2012 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

The aggregate maturities of loans payable for each of years subsequent to March 31, 2013 are as follows:

Three Months Ending March 31	Amount

2014	$14,327,560
2015	35,818,898
2016	11,143,659
Loans payable	$61,290,117

Note 16 – Restricted Stock Compensation

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

Restricted Stock Awards activity as of and for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $201,000 of share-based compensation expense related to the Restricted Stock Awards for the three months ended March 31, 2013 and 2012, respectively.

Note 17 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the three months ended March 31, 2013 and 2012 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012

Kirin County	$715,754	$(4,240,530)
No.79 Courtyard	9,657,973	3,948,236
Kirin Bay	3,672,118	1,678,568

	$14,045,845	$1,386,274

Note 18 – Loss per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

	Three Months Ended March 31,
	2013	2012

Net loss	$(2,934,143)	$(6,556,713)
Basic and diluted loss per share	$(0.14)	$(0.32)
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of March 31, 2013.

Note 19 – Related Party Transactions and Balances

(1) Loan to a related party

In March 2013, the Company transferred RMB30,000,000 to Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”)., a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company,  In April 2013, the loan was paid in part as the Company collected RMB23,000,000 loan from Huaxia Huifeng.

In March, 2013, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB30,000,000, approximately $4,776,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Kirin Network Communications Co., Ltd., a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng.

On December 20, 2012, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB100,000,000, approximately $15,600,000 for the purpose of contributing the first instalment of paid-in capital for  Jiangsu Huaxia Huifeng Telecom Industry Park Development Co., Ltd. (“HuiFeng Park”), a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan was interest-free, unsecured and matured when the investment process was completed by Huaxia Huifeng.

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

We note that the loans made to a related party amounting to RMB30,000,000, approximately $4,776,000 and RMB 100,000,000, approximately $15,600,000 in March 2013 and December 2012, respectively, are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)).  As at March 31, 2013, the Company had a remaining $3,044,907 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at March 31, 2013 and December 31, 2012 were as follows:

	March, 31	December 31,
	2013	2012

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(39,508,199)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	17,081,888	19,344,580
Gross earned government grant held by a related party	25,471,218	25,332,088
Receivable from a related party	$3,044,907	$3,041,130

Note 20 – Contingencies and Commitments

As at March 31, 2013 and December 31, 2012, the Company provided approximately $39,476,000 and $42,885,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 21 – Subsequent Events

The Xingtai Rural Commercial Bank increased paid in capital from approximately $38,207,000 (RMB 240 million) to $79,598,000 (RMB 500 million) on April 26, 2013. The Company paid approximately $3,821,000 (RMB 24,000,000) to keep its stockholder position.

On April 10, 2013, the company collected RMB 23,000,000 of the loan transferred to Huaxia Huifeng which outstanding balance was RMB 30,000,000 as of March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

We are a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting, Wancheng New World and Kirin County projects in Xingtai City. Our current projects include Kirin Bay and No.79 Courtyard, which collectively call for the development of more than 7,000 homes over the next five years in Xingtai City. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province, and begin additional projects in the next three to five years.

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

Recent Developments

●
We have completed the development of a total of eight residential and commercial buildings of Kirin County project in 2012.  As at March 31, 2013, we have the following projects under development: 1) two commercial buildings of Kirin County Project with a percentage-of-completion of 71.4%; 2) No.79 Courtyard (Phase I) commenced the construction from September 2011, and reached the 68.5% percentage-of-completion as of March 31, 2013; 3) Kirin Bay (Phase I), met the revenue recognition requisition in December 2011 and reached the percentage-of-completion of 61.0% as of March 31, 2013. No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that two commercial buildings of Kirin County will be delivered in late  2013; No.79 Courtyard (Phase I) will be delivered to customers in late 2013; and Kirin Bay (Phase I) is scheduled to be delivered to customers in late 2014.  Furthermore, as at March 31, 2013, we started the constructions for the construction of No. 79 Courtyard (Phase II) and Kirin Bay (Phase II);

●
Pursuant to a Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between Hebei Zhongding and Beijing Shengshi Chengmei Investment and Management Co., Ltd. (“Shengshi Chengmei”), Hebei Zhongding established a subsidiary Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”) in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of Huading Chengmei is RMB20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even installments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, Hebei Zhongding should contribute all of Huading Chengmei’s paid-in capital, and is the sole party responsible for Huading Chengmei’s day-to-day operations; Shengshi Chengmei’s contribution to Huading Chengmei is in the form of consultation service. Shengshi Chengmei agrees to undertake necessary communications with government authorities to facilitate Huading Chengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. Shengshi Chengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, Hebei Zhongding and Shengshi Chengmei owns 70% and 30% of Huading Chengmei’s nominal equity interest, respectively, and Hebei Zhongding shall purchase each portion of Shengshi Chengmei’s 8.33%, 8.33%, and 13.34% share equities in Huading Chengmei for a consideration of RMB25,000,000, RMB25,000,000 and RMB40,000,000 (approximately US$3,950,000, US$3,950,000, and US$6,300,000) within 730 days, between 730 and 1,095 days, and between 1,095 to 1,460 days after the execution of land purchase contract between Huading Chengmei and government authorities, respectively;

●
In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred its rights and obligations associated with the Strategic Cooperation Agreement to the Company, on September 3, 2012 Hebei Zhongding, through a trust equity investor, Huaxia Huifeng Entrepreneurship Investment and Management (Beijing) Co., Ltd. (a related company ultimately owned by Jianfeng Guo), established a subsidiary Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) in Baoding, Hebei Province, China.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and possesses 90% nominal equity interest in Heda Kirin; Baoding Heda possesses 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% of proceeds from Heda Kirin. The registered capital of Heda Kirin is RMB100,000,000 (approximately US$15,800,000).  As of March 31, 2013, the Company has contributed RMB50,000,000 (approximately US$7,900,000) paid-in capital.  Remaining RMB50,000,000 (approximately US$7,900,000) will be contributed before September 2017, the fifth anniversary of the establishment of Heda Kirin. On November 28, 2012, Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd established wholly owned subsidiary Baoding City Heda Kirin Real Estate Development Co., Ltd.

Financial Performance Highlights

The following summarizes certain key financial information for the three months ended by March 31, 2013.

●
Total revenue was $14.0 million for the three months ended March 31, 2013, an increase of $13.6 million, or 913.2%, from $1.4 million for the same period 2012. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to two new projects: No. 79 Courtyard (Phase I) and Kirin Bay (Phase I), which are expected to provide the majority of our revenue in the upcoming 12 to 18 months;

●
Gross profit was $1.6 million for the three months ended March 31, 2013 as compared to a gross loss of $5.8 million for the same period of last year. Gross margin ratio was 11.2% for the three months ended March 31, 2013 as compared to the gross loss ratio of -421.2% for the same period of 2012.  The increase of gross profit was contributed by construction progress and sales of Kirin Bay (Phase I) and No.79 Courtyard (Phase I) for the three months ended March 31, 2013 and cost estimates changes for the three months ended March 31, 2012.

●
Net loss was $2.9 million for the three months ended March 31, 2013, a decrease of $3.6 million, or approximately 54.6%, from net loss of $6.6 million for the same period of last year, a result of the increased gross profit contributed by the sales of Kirin Bay (Phase I) and No.79 Courtyard (Phase I) and increased selling, general and administrative and interest, accompanying to the development of multiple projects and the borrowing of a higher number of loans simultaneously.

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

Government Controls on Real Estate Industry. The State Council on March 1, 2013 issued five policies and measures to regulate and control the country's soaring real estate market, of which the most significant and also the most controversial point is that 20-percent individual income tax would be levied on capital gains by home sellers whose families own more than one apartment.

The five policies and measures are designed to:  1) Improve and maintain the stability of house prices. Municipalities under the auspices of central government, cities specifically designated in the State plan, and provincial capital cities excluding Lhasa must follow the principle of maintaining basic price stability. They must also compile and publish annual new commercial house price control targets and establish an effective system of accountability for assessing price stability;  2) Curb speculative investments seen in the housing market and implement strict commercial housing purchase limitation measures. For those municipalities under the auspices of the central government, cities specifically designated in the State plan and provincial capital cities that have already implemented housing purchase limitation measures, they must improve limitation measures in the fields of housing areas, housing types, and purchase qualification examinations according to the unified criteria. As for those cities where house prices continue to rise too rapidly, provincial-level governments should request that local-level officials implement purchase limitation measures, as well as enforce differential housing credit policies and expand the range of experimental areas for individual housing property tax reform. An individual income tax of 20 percent would be levied on capital gains made by those home sellers whose families own more than one apartment.  3)  Increase the supply of ordinary commercial housing and land and accelerate the supply of land, construction and listing of small- and medium-sized ordinary commercial housing projects, rapidly ensuring an effective supply. In 2013, the total supply of land for housing is lower than the average supply over the past five years in principle.  4) Accelerate the planning and construction of affordable housing projects and ensure the projects to build 4.7 million sets of affordable housing and begin the construction of 6.3 million sets. Supporting facilities should be planned, constructed, and delivered for use within the same time frame as the affordable housing projects. The entry and exit system should also be improved in order to ensure equal distribution. By the end of 2013, prefecture-level cities and above must include into local housing guarantee coverage those migrant workers who meet the requirements.   5) Strengthen market supervision. Strengthen the management of commercial housing sales in advance, strictly implement a clear house price system, tighten enterprise credit management, and severely punish any illegal behavior among intermediaries. The urban individual housing information system should also be promoted and, in addition, market monitoring and publishing management should be strengthened.

The State Council also emphasized the importance of accelerating the implementation of an enduring and effective mechanism to guide the healthy development of the real estate market.

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

As of March 31, 2013 and December 31, 2012, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had a loss exclude all dilutive securities since the first quarter of 2012.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013		2012
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$14,045,845	100.0%	$1,386,274	100.0%
Cost of real estate sales	12,469,687	88.8%	7,223,451	521.1%
Gross profit (loss)	1,576,158	11.2%	(5,837,177)	-421.1%
Selling expenses	917,458	6.5%	468,021	33.8%
Operating and administrative expenses	2,110,033	15.0%	1,248,527	90.1%
Loss from operations	(1,451,333)	-10.3%	(7,553,725)	-544.9%
Investment income	114,544	0.8%	-	-%
Interest expense	(1,756,478)	-12.5%	(447,106)	-32.3%
Total other expenses	(1,641,934)	-11.7%	(447,106)	-32.3%
Loss before income taxes expense	(3,093,267)	-22.0%	(8,000,831)	-577.1%
Income taxes benefit	(159,124)	-1.1%	(1,444,118)	-104.2%
Net loss	(2,934,143)	-20.9%	(6,556,713)	-473.0%

Our net loss for the three months ended March 31, 2013 was $2.9 million, a decrease of $3.7 million, from net loss of $6.6 million for the three months ended March 31, 2012.  Net loss decreased because in the first quarter of 2012, there was a reassessment of Kirin County project’s expected revenue, budgeted costs, and percentage-of-completion, which leading to an overall increase in operating expenses. For the three months ended March 31, 2013, Kirin Bay (Phase I) and No.79 Courtyard (Phase I) contributed most of the increased revenue when compared with the same period of year 2012, which also caused the decrease of the net loss.

Together with the construction and pre-sale of No.79 Courtyard and Kirin Bay, and preparation works for prospective projects, our overall operating expenses in advertising, staff salaries, and administration increased $1.6 million, or 79.0% for the three months ended March 31, 2013 compared to the same period of 2012.  The increase in interest expenses was mainly due to an increased number of loans for the three months ended March 31, 2013 compared to those for the same period of 2012.

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

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, we may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty usually constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as reduction of revenue in the current period on a cumulative catch-up basis.

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined.

Revenues and Gross Profit

	Three Months Ended March 31,
	2013		2012
		% of Revenue		% of Revenue
Revenue from real estate, net	$14,045,845	100.0%	$1,386,274	100.0%
-Kirin County	715,754	5.1%	(4,240,530)	-305.9%
-No.79 Courtyard (Phase I)	9,657,973	68.8%	3,948,236	284.8%
-Kirin Bay (Phase I)	3,672,118	26.1%	1,678,568	121.1%
Cost of real estate sales	12,469,687	88.8%	7,223,451	521.1%
-Kirin County	764,310	5.4%	4,192,608	302.4%
-No.79 Courtyard (Phase I)	8,107,175	57.7%	1,972,251	142.3%
-Kirin Bay (Phase I)	3,598,202	25.6%	1,058,592	76.4%
Gross profit	1,576,158	11.2%	(5,837,177)	-421.1%
-Kirin County	(48,556)	-0.3%	(8,433,138)	-608.3%
-No.79 Courtyard (Phase I)	1,550,798	11.0%	1,975,985	142.5%
-Kirin Bay (Phase I)	73,916	0.5%	619,976	44.7%
Profit margin	11.2%		-421.1%
-Kirin County	-6.8%		198.9%
-No.79 Courtyard (Phase I)	16.1%		50.0%
-Kirin Bay (Phase I)	2.0%		36.9%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the three months ended March 31, 2013 and 2012, revenue was derived from the pre-sale of Kirin County (including adjacent shopping arcade), No.79 Courtyard (Phase I) and Kirin Bay (Phase I). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the three months ended March 31, 2013 was $14.0 million, an increase of $12.6 million, or approximately 913.2%, compared to $1.4 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) was $9.6 million and $3.7 million, respectively, representing 68.8% and 26.1% of total revenue earned in the three months ended March 31, 2013.

The increment of revenue because for the three months ended at March 31, 2013, No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were in the middle and later periods of the construction. Comparatively, the three months ended at March 31, 2012, No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were at the beginning of the construction. The percentage of completion of No.79 Courtyard (Phase I) increased from 65.5% as of December 31, 2012 to 68.5% as of March 31, 2013. The percentage of completion of Kirin Bay (Phase I) increased from 56.1% as of December 31, 2012 to 61.0% as of March 31, 2013.

Kirin Bay is a three-phase, master-planned community built on a land of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay will also feature kindergarten, a primary school, hotel, office buildings and apartments.  As of this Report, we have obtained necessary government approvals, including Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011), for Kirin Bay (Phase I).

No. 79 Courtyard is positioned as a high-end residential development with some mixed commercial use, which covers a land of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of this Report, we have obtained necessary government approvals, including Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011), for 79 Courtyard (Phase I).

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

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of March 31, 2013	Cumulative Customer deposits collected as of March 31, 2013	Contract value of pre-sale for the three months ended March 31, 2013	Customer deposits collected for the three months ended March 31, 2013
No.79 Courtyard Phase I	$114,503	106,101	10,518	15,537
Kirin Bay Phase I	70,298	82,337	1,796	8,196
Kirin County	-	-	-	348
Phase II of Kirin Bay and Phase II of No. 79 Courtyard	$66,599	47,240	26,803	25,558

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the three months ended March 31, 2013 were $12.5 million, an increase of $5.2 million, or approximately 72.6%, compared to $7.2 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of two new projects: No.79 Courtyard (Phase I) and Kirin Bay (Phase I), and both projects were at the peak of expenditures, in accordance with our construction plans.

Gross Profit (Loss).  Gross income for the three months ended March 31, 2013 was $1.6 million (gross income ratio: 11.2%) compared to gross loss $5.8 million (gross loss ratio: 421.1%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) in the first quarter of year 2013, the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first quarter of 2012.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended March 31, 2013 and 2012:

	Total GFA	POC accomplished for the three months ended March 31,		Contract value of units sold for the three months ended March 31,		Revenue recognized for the three months ended March 31,
		2013	2012	2013	2012	2013	2012
Kirin County	182,355	0.8%	2.0%	$111,216	$1,757,610	$715,754	$(4,240,530)
No.79 Courtyard (Phase I)	129,523	3.0%	1.6%	10,517,938	5,265,282	9,657,973	3,948,236
Kirin Bay (Phase I)	141,677	4.8%	1.1%	1,796,222	4,919,730	3,672,118	1,678,568
Total	453,555			$12,425,376	$11,942,622	$14,045,845	$1,386,274

The following table sets forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$111,216	159	$701	$1,249,091	1,881	$664
-commercial	-	-	-	504,284	456	1,106
-garage	-	-	-	4,235	34	125
No.79 Courtyard (Phase I)
-residential	9,017,660	9,110	990	3,161,716	2,789	1,134
-commercial	337,502	77	4,396	1,243,614	292	4,262
-garage	1,162,776	1,872	621	859,952	1,146	751
Kirin Bay (Phase I)
-residential	1,410,966	1,870	755	4,761,836	6,917	688
-commercial	-	-	-	-	-	-
-garage	385,256	1,088	354	157,894	488	324
Total	12,425,376	14,176	877	11,942,622	14,002	853

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses.  Operating expenses for the three months ended March 31, 2013 were $3.0 million, an increase of $1.3 million, or 76.4%, from $1.7 million for the three months ended March 31, 2012. Corresponding to sales in our Kirin County, Kirin Bay and No.79 Courtyard projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the first quarter of 2013 compared with the same period of 2012.  We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.
	Three Months Ended March 31,
	2013		2012
		% of Expenses		% of Expenses
Operating expenses	$3,027,491	100.0%	$1,716,548	100.0%
Selling expenses	917,458	30.3%	468,021	27.3%
Advertising expense	400,710	13.2%	163,269	9.5%
Staff salaries	189,656	6.3%	186,338	10.9%
Office and Administrative expenses	327,092	10.8%	118,414	6.9%
General and administrative expenses	2,110,033	69.7%	1,248,527	72.7%
Staff salaries	713,905	23.6%	670,667	39.1%
Professional expenses	56,198	1.9%	167,774	9.8%
Office and Administrative expenses	1,339,930	44.3%	410,086	23.9%

●
Advertising Expenses. Our advertising expenses increased from $0.2 million for the three months ended March 31, 2012 to $0.4 million for the same period of 2013. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects which are currently in their construction stage. The advertising expenses are expected to further increase as we advance our No.79 Courtyard (Phase II) and Kirin Bay (Phase II) projects.

●
Staff Salaries. For the three months ended March 31, 2013 and 2012 our selling and administrative staff expenses were $0.9 million and $0.8 million respectively. This increase is mostly due to the additional staff hired for our No.79 Courtyard and Kirin Bay projects and our newly established property management companies. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of other phases of the No.79 Courtyard and Kirin Bay projects proceed.  To satisfy property management service demand for our soon-to-be-completed Kirin County in the near future, we have started establishing a property management serves line of services, which calls for more hiring in recent periods.

●
Office and Administrative Expenses.  Office and administrative expenses increased from $0.5 million to $1.7 million for the three months ended March 31, 2012 to 2013. This is due to additional expenses such as office supplies costs, traveling, and communication fees and service expenses by third parties.

Interest Expense.  Our interest expense was $1.8 million for the three months ended March 31, 2013, an increase of $1.4 million, or 292.9%, from $0.4 million for the same period of 2012. The increase primarily related to substantially increased average outstanding bank loan balance and higher interest rate of new loans borrowed in third and fourth quarter of 2012.  We expect there will be a further increase of interest expense in the near future when we have additional projects in development.

Income Taxes.  Income taxes benefit for the three months ended March 31, 2013 totaled $0.1 million, a decrease of $1.3 million or 89.0% from income taxes expenses of $1.4 million for the three months ended March 31, 2012. The decrease was mainly due to downward adjustment to land appreciation tax liability and deferred tax liabilities in relation to revenue recognition caused by increased total project estimated costs.

Net Loss.  Net loss for the three months ended March 31, 2013 was $2.9 million compared to net loss of $6.5 million in the three months ended March 31, 2012, a decrease of $3.6 million or 54.6%. This decrease was principally a result of the increased gross profit contributed by the sales of Kirin Bay (Phase I) and No.79 Courtyard (Phase I) and the increased selling, general and administrative and interest expenses, accompanying to the development of multiple projects and the borrowing of a higher number of loans simultaneously.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Three Months Ended March 31,
	2013	2012
Net cash generated from operating activities	$11,746,182	$1,038,184
Net cash provided by (used in) investing activities	11,181,442	(84,185)
Cash flows used in financing activities	(7,954,412)	(1,582,248)
Effect of exchange rate changes on cash and cash equivalent	136,029	56,918
Net increase (decrease) in cash and cash equivalents	15,109,241	(571,331)
Cash and cash equivalents - beginning of year	24,098,688	10,602,165
Cash and cash equivalents - end of year	39,207,929	10,030,834

We had a balance of cash and cash equivalents of $39.2 million as of March 31, 2013 compared with a balance $10.0 million as of March 31, 2012. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $10.8 million for the three months ended March 31, 2013, compared to net cash provided from operating activities of $1.0 million for the three months ended March 31, 2012, an increase of $10.8 million. The increase in net cash flows from operating activities was primarily due to the following:

●
We received $34.4 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the three months ended March 31, 2013, compared to $10.9 million received in the three months ended March 31, 2012, which led to a $23.5 million increase in net cash inflow from operating activities;

●
We invested $12.0 million in real properties and land lots under development (net of accounts payable) in the three months ended March 31, 2013.  In the same period of 2012, we spent $2.3 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $9.8 million saving in cash outflow from operating activities;

●
Changes in prepayments (combination of others receivables) provided $16.6 million cash outflow for the three months ended March 31, 2013.  In the same period of 2012, changes in prepayments contributed $2.1 million cash outflow.

Investing Activities. Net cash provided from investing activities was $11.1 million for the three months ended March 31, 2013, compared to net cash of $0.1 million used in investing activities for the three months ended March 31, 2012, represented an increase of $11.0 million.  The increase was due to a RMB 100 million short-term loan repaid by a related party and a new RMB 30 million short-term loan to the related party at the period-end.

Financing Activities. Net cash outflows from financing activities was $8.0 million for the three months ended March 31, 2013, compared to $1.6 million cash outflows for the three months ended March 31, 2012, an increase of cash outflows of $6.4 million. This was mainly due to repayment of expired bank loans for this period.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the three months ended of March 31, 2013

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$61,291	$14,328	$46,963
Costs of land use rights	3,727	3,727
Non-cancellable construction contract obligations	71,886	53,015	18,871
Total	136,904	71,070	65,834

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

As of March 31, 2013, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $71.9 million.

Material Financial Obligations

Loans Payable

As of March 31, 2013 our total loan balance was $61.3 million.

●
In December 2011, one of our group companies, Huaxia Kirin (Beijing) Garden Project Co., Ltd., entered into a loan contract to totaling $955,171 with Xingtai Chengjiao Rural Credit Cooperative Union Association with a 12 month term and 13.12% per annum interest rate. The loan is guaranteed by an unrelated third party designated by the financial institution at no costs.

●
In December 2011, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,775,853 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
In June 2012, one of our VIEs, Hebei Zhongding Real Estate Development Co., Ltd., indirectly obtained a bank loan in the amount of $3,024,707 from Xingtai Chengjiao Rural Credit Cooperative Union Association. Two employees of the Company entered into loan contracts with the financial institution in an aggregate amount of $3,024,707.  Simultaneously, these employees transferred the same amount of cash to the Company.  The Company agrees to repay these employees in full when their loans with the financial institution mature, and assumes interest expenses on these employees’ behalf throughout the terms of these loans.  These employees’ loans were guaranteed by Hebei Zhongding Real Estate Development Co., Ltd., with an interest rate of 12.62% per annum.

●
In August 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $23,879,000) with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of March 31, 2013, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $28,655,000).  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 8.861%.

Related Party Transactions and Balances

(1) Loan to a related party

On March 2013, the Company transferred RMB30,000,000 to Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”)., a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company,  In April 2013, the loan was paid in part as the Company collected RMB23,000,000 loan from Huaxia Huifeng.

On March, 2013, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB30,000,000, approximately $4,776,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Kirin Network Communications Co., Ltd., a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng.

On December 20, 2012, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB100,000,000, approximately $15,600,000 for the purpose of contributing the first instalment of paid-in capital for  Jiangsu Huaxia Huifeng Telecom Industry Park Development Co., Ltd. (“HuiFeng Park”), a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan was interest-free, unsecured and matured when the investment process was completed by Huaxia Huifeng.

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

We note that the loans made to a related party amounting to RMB30,000,000, approximately $4,776,000 and RMB 100,000,000, approximately $15,600,000 in March 2013 and December 2012, respectively, are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December, 31
	2013	2012

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(39,508,199)	$(41,457,088)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	17,081,888	20,100,557
Gross earned government grant held by a related party	25,471,218	24,854,934
Receivable from a related party	$3,044,907	$3,498,403

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

Recently Issued Accounting Pronouncements

FASB issued several ASUs during the period, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures is not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of March 31, 2013.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  first quarter of the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness disclosed above resulted in the Company having a violation under Sarbanes Oxley section 402.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1†
Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

†In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: May 15, 2013	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)