Form 10-Q
period 2013-06-30
Kirin International Holding, Inc.
filed 2013-08-15
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 20,596,546 shares of the registrant’s common stock, $0.0001 per share, outstanding at August 14, 2013.

KIRIN INTERNATIONAL HOLDING, INC.

FORM 10-Q QUARTERLY REPORT
JUNE30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$47,253,449	$24,098,688
Restricted cash	12,482,026	6,924,572
Accounts receivable	1,292,388	1,826,930
Revenue in excess of billings	4,007,312	8,080,156
Prepayments	28,795,214	15,615,001
Other receivables	16,272,310	6,172,152
Receivable from a related party	3,035,912	3,041,130
Loan to a related party	3,231,958	15,832,555
Real estate property completed	6,948,189	6,958,177
Real estate properties and land lots under development	175,003,631	184,839,907
Investment at cost	7,110,307	3,166,511
Property and equipment, net	2,585,502	436,041
Deferred tax assets	5,914,467	3,817,260
Total assets	$313,932,665	$280,809,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$44,195,342	$50,684,036
Income taxes payable	2,113,363	1,592,766
Other taxes payable	1,869,810	2,054,768
Other payables and accrued liabilities	12,988,700	14,619,565
Customer deposits	116,220,016	87,184,895
Loans payable	80,798,940	68,871,614
Total liabilities	258,186,171	225,007,644

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,070,804	1,070,804
Retained earnings	9,595,282	10,890,595
Accumulated other comprehensive income	7,748,718	6,688,347
Total Kirin International Holding, Inc.’s equity	55,566,494	55,801,436

Non-controlling interest	180,000	-
Total stockholders’ equity	55,746,494	55,801,436
Total liabilities and stockholders’ equity	$313,932,665	$280,809,080

See notes to the consolidated financial statements

 * Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$65,413,770	$19,016,870	$51,367,925	$17,630,596
Cost of real estate sales	57,523,380	21,903,845	45,053,693	14,680,394
Gross profit (loss)	7,890,390	(2,886,975)	6,314,232	2,950,202

Operating expenses
Selling expenses	2,194,408	1,247,571	1,276,950	779,550
General and administrative expenses	3,504,687	2,569,499	1,394,654	1,320,972

Total operating expenses	5,699,095	3,817,070	2,671,604	2,100,522

Income (loss) from operations	2,191,295	(6,704,045)	3,642,628	849,680

Other income (expenses)
Investment income	115,238	-	694	-
Interest expense	(3,881,969)	(1,352,225)	(2,125,491)	(905,119)

Total other income (expenses)	(3,766,731)	(1,352,225)	(2,124,797)	(905,119)

Income (loss) before income taxes	(1,575,436)	(8,056,270)	1,517,831	(55,439)

Income taxes expense (benefit)	(280,123)	(2,008,671)	(120,999)	(564,553)

Net income (loss)	$(1,295,313)	$(6,047,599)	$1,638,830	$509,114
Less: net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	$(1,295,313)	$(6,047,599)	$1,638,830	$509,114

Other comprehensive income
Foreign currency translation adjustment	1,060,371	580,879	757,647	56,251
Comprehensive income (loss)	1,060,371	580,879	757,647	56,251
Less: other comprehensive income (loss) attributable to non-controlling interest	-	-	-	-
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	$(234,942)	$(5,466,720)	$2,396,477	$565,365

Basic and diluted income (loss) per share	$(0.06)	$(0.29)	$0.08	$0.02
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016	20,596,546	20,560,016

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,295,313)	$(6,047,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	58,814	46,189
Stock-based compensation	-	402,000
Deferred tax benefit	(1,999,012)	(2,294,292)
Dividend received from investment at cost	(115,238)	-

Changes in operating assets and liabilities
Restricted cash	(5,362,566)	(972,455)
Accounts receivable	566,830	472,058
Revenue in excess of billings	4,199,308	1,833,113
Prepayments	(12,735,972)	(825,336)
Other receivables	(9,893,448)	(2,737,010)
Receivable from a trust equity owner	67,422	14,949
Real estate property completed	152,331	-
Real estate properties and land lots under development	13,526,037	(6,259,334)
Accounts payable	(7,454,392)	4,468,936
Income taxes payable	483,013	706,145
Other taxes payable	(225,252)	447,148
Other payables and accrued liabilities	(1,912,624)	3,594,017
Customer deposits	26,972,760	20,710,916

Net cash provided by operating activities	5,032,698	13,559,445

Cash flows from investing activities:
Purchases of equipment	(2,200,168)	(166,841)
Repayment of loans to a related party	20,806,858	-
Loans to a related party	(8,002,638)	-
Increase in investment at cost	(3,841,266)	-
Dividend from investment at cost	115,238	-

Net cash provided by (used) in investing activities	6,878,024	(166,841)

Cash flows from financing activities:
Proceeds from loans	22,407,385	3,003,715
Repayment of loans	(12,003,957)	(11,856,770)
Proceeds from non-controlling stockholder	180,000

Net cash provided by (used in) financing activities	10,583,428	(8,853,055)

Effect of exchange rate changes on cash and cash equivalents	660,611	68,429
Net increase in cash and cash equivalents	23,154,761	4,607,978

Cash and cash equivalents - beginning of the period	24,098,688	10,602,165

Cash and cash equivalents - end of the period	$47,253,449	$15,210,143

Supplementary cash flow information
Cash paid for income tax	$1,613,449	$-
Cash paid for interest expense	$4,361,323	$1,352,225

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

As of June 30, 2013, the Company had following wholly-owned entities:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013, the results of operations for the three month and six months periods ended June 30, 2013 and cash flows for the three month and six months periods ended June 30, 2013 and 2012.  The results of operations for the three month and six months periods ended June 30, 2013 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the consolidated statements of operations and comprehensive loss and cash flows for the three months and six months periods ended June 30, 2013 and 2012 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

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

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220,

Comprehensive Income

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

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales

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

With regard to a project’s cost estimate, the Company’s in-house cost estimators work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and six months ended June 30, 2013 and 2012, the Company did not recognize any grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at June 30, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2013 and 2012, $nil and $1,261,366 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $12,482,026 and $6,924,572 as at June 30, 2013 and December 31, 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $114,544 as dividend for the six months ended June 30, 2013.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	5 years

As of June 30, 2013, the Company’s offshore subsidiary Brookhollow Lake, LLC purchased a property as a new office which fair value is $2,075,102.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months and six months ended June 30, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had loss exclude all dilutive securities for the six months ended June 30, 2013 and income for the three months ended June 30, 2013.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended June 30, 2013 and 2012, the Company recorded an advertising expense of $817,385 and $221,557, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded an advertising expense of $1,218,095 and $384,826, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at June 30, 2013 and December 31, 2012, the Company retained $163,214 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and six months ended June 30, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and six months ended June 30, 2013 and 2012.

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Cash and cash equivalents	$42,386,787	$23,217,301
Restricted cash	12,482,026	6,924,572
Accounts receivable	1,292,388	1,826,930
Revenue in excess of billings	4,007,312	8,080,156
Prepayments	28,645,214	15,615,001
Other receivables	21,766,983	6,159,022
Receivable from a trust equity owner	3,035,912	3,041,130
Loan to a related party	3,231,958	15,832,555
Real estate property completed	6,948,189	6,958,177
Real estate properties and land lots under development	175,003,631	184,839,907
Investment at cost	7,110,307	3,166,511
Property and equipment, net	433,113	363,578
Deferred tax assets	5,914,467	3,817,260
Total assets	$312,258,287	$279,842,100

LIABILITIES

Accounts payable	$43,170,293	$50,684,036
Income taxes payable	2,113,363	1,592,766
Other taxes payable	1,869,810	2,054,768
Other payables and accrued liabilities	12,988,700	14,617,665
Customer deposits	116,220,016	87,184,895
Long-term loans	80,798,940	68,871,614
Total liabilities	$257,161,122	$225,005,744

For the six months ended June 30, 2013 and 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $65,414,000 and $19,000,000, respectively, cost of sales of approximately $57,523,000 and $21,900,000, respectively, operating expenses of approximately $5,284,000 and $3,000,000, respectively, and net loss of approximately $864,000 and net loss $5,000,000, respectively.

Note 4 – Accounts Receivable

	June 30,	December 31,
	2013	2012
	(Unaudited)
Receivables from sales of condominium units	$864,154	$1,407,367
Receivable from sales of land use rights	428,234	419,563

	$1,292,388	$1,826,930

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at June 30, 2013, accounts receivable also include receivables of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest. Receivables from sales of land use rights are uncollateralized and bear no interest.

Note 5 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in commercial building of Kirin County, No.79 Courtyard and Kirin Bay projects in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties.

Note 6 – Prepayments

Prepayments consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Advances to suppliers and contractors	$14,440,365	$5,919,629
Financing service fees charged as prepaid interests	2,617,189	1,754,727
Excessive business tax and LAT liabilities	11,737,660	7,940,645

	$28,795,214	$15,615,001

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

Note 7 – Other Receivables

The components of other receivables were as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Working capital borrowed by contractors	$14,983,752	$4,610,707
Working capital borrowed by Xingtai RC Bank	-	1,191,875
Receivables of housing maintenance funds	950,978	-
Others	337,580	369,570

	$16,272,310	$6,172,152

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at June 30, 2013 and December 31, 2012.

Note 8 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Properties under development
Kirin County
Costs of land use rights	$834,355	$987,290
Other development costs	546,025	159,515
No. 79 Courtyard
Costs of land use rights	67,078,953	78,739,610
Other development costs	9,386,243	6,787,664
Kirin Bay
Costs of land use rights	41,971,721	47,157,690
Other development costs	4,381,352	4,211,915

Land lots under development	50,804,982	46,796,223

	$175,003,631	$184,839,907

As at June 30, 2013, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.   All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 15).

The Residential buildings of Kirin Country are fully completed in December, 2012. As of June 30, 2013 and December 31, 2012, the real estate property completed is 6,948,189 and 6,958,177 separately.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at June 30 and December 31, 2012 residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were $74,676,000 and $46,796,000, respectively.

Note 9 – Investment at Cost

Investment at cost represents the Company’s interest in Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures. The company received $115,238 as dividend from its investment in Xingtai RC Bank for the six months ended June 30, 2013.

The Xingtai Rural Commercial Bank increased paid in capital from approximately $38,207,000 (RMB 240 million) to $79,598,000 (RMB 500 million) on April 26, 2013. The Company paid approximately $3,841,000 (RMB 24,000,000) to keep its stockholder position.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company has deposit balances (including restricted cash) of $22,658,000 and $18,697,000 in Xingtai RC Bank, respectively.

Note 10 – Accounts Payable

	June 30,	December 31,
	2013	2012
	(Unaudited)
Payables in relation to acquisitions of land use rights	$4,809,772	$6,397,965
Construction contractors	39,385,570	44,286,071

	$44,195,342	$50,684,036

Note 11 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Unrecognized tax benefit (Note 13(2))	$6,463,915	$6,333,022
Deposits from customers on behalf of utility operators	3,753,881	4,195,152
Car park deposits from customers	2,073,743	2,227,547
Deposit from a contractor	163,214	791,628
Accrued loan interest	349,051	683,996
Others	184,896	388,220

	$12,988,700	$14,619,565

Note 12 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of June 30, 2013 and December 31, 2012, the Company received $116,220,016 and $87,184,895 deposits from customers, respectively.

Note 13 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to June 30, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income tax expenses for the six months and three months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
EIT expense	$2,098,064	$706,145	$831,831	$529,376
LAT expense	122,402	(420,524)	14,327	(948,320)
Deferred tax benefit - EIT	(2,500,589)	(2,294,292)	(967,157)	(145,609)

	$(280,123)	$(2,008,671)	$(120,999)	$(564,553)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$(426,549)	$(2,014,068)
LAT expense (credit)	(122,402)	(420,524)
EIT deficit of LAT	30,601	105,131
Deferred tax valuation allowance	260,915	319,578
Permanent items	(22,688)	1,212

	$(280,123)	$(2,008,671)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Unrecognized tax benefit, as the January 1	$6,333,022	$6,174,682
Movement in current year due to foreign exchange rate fluctuation	130,893	43,968

Unrecognized tax benefit, as of June 30	$6,463,915	$6,218,650

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of June 30, 2013 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012 are presented below.

	June 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$2,658,356	$2,405,198
Excess of interest expense	1,446,627	736,034
Revenue recognized based on percentage-of-completion	3,727,084	2,440,329
	7,832,067	5,581,561

Valuation allowance	(1,917,600)	(1,764,301)

Net deferred tax assets	$5,914,467	$3,817,260

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

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $2,658,000 as of June 30, 2013 which will expire on various dates between June 30, 2013 and June 30, 2018.  The Company provided a valuation allowance of $1,918,000 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $652,000 and a 100% valuation allowance has been provided.

Note 14 – Other Taxes Payable

Other taxes payable consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Business tax and related urban construction tax and education surcharge	$1,745,814	$1,877,756
Land Appreciation Tax	123,996	177,012

	$1,869,810	$2,054,768

Note 15 – Loans Payable

Loans payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December
	2013	2012
	(Unaudited)
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due March 8, 2013, at 7.79% per annum	-	3,483,162
Due March 8, 2013, at 7.79% per annum	-	4,433,115
	-	7,916,277

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	-	3,008,185
	-	3,008,185

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2012 Short-term Loan”)
Due December 21, 2013, at 13.12% per annum	-	949,953
	-	949,953

Loan from Xingtai Rural Commercial Bank
Due April 24, 2014, at 7.20% per annum	3,231,958	-
	3,231,958	-

Loan from Kong Village Committee
Origin loan due December 29, 2013	4,847,936	4,749,766
	4,847,936	4,749,766

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Due March 29, 2014, at 11.38% per annum	2,423,968	2,374,883
Due April 29, 2014, at 11.38% per annum	2,423,968	2,374,883
Due May 29, 2014, at 11.38% per annum	3,231,958	3,166,511
Due June 29, 2014, at 11.38% per annum	3,231,958	3,166,511
Due July 29, 2014, at 11.38% per annum	4,847,936	4,749,766
Due August 29, 2014, at 11.38% per annum	8,079,892	7,916,277
	24,239,680	23,748,831

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due January 1, 2015, at 11.30% per annum	5,655,926	-
Due May 30, 2015, at 11.30% per annum	4,039,947	-
Due September 30, 2015, at 11.30% per annum	4,039,947	-
Due January 30, 2016, at 11.30% per annum	3,231,958	-
Due May 30, 2016, at 11.30% per annum	2,423,968	-
	19,391,746	-

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 9, 2015, at 8.86% per annum	3,231,960	3,166,516
Due September 9, 2015, at 8.86% per annum	3,231,958	3,166,511
Due May 19, 2015, at 8.86% per annum	4,847,936	4,749,766
Due January 19, 2015, at 8.86% per annum	4,847,936	4,749,766
Due September 19, 2014, at 8.86% per annum	4,847,936	4,749,766
Due May 19, 2014, at 8.86% per annum	4,847,936	4,749,766
Due January 31, 2014, at 8.86% per annum	3,231,958	3,166,511
	29,087,620	28,498,602

	$80,798,940	$68,871,614

As of June 30, 2013 and December 31, 2012, ICBC 2012 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $132,730,000 and $87,900,000, respectively.  Credit Union 2012 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

The aggregate maturities of loans payable for each of years subsequent to June 30, 2013 are as follows:

Six Months Ending June 30,	Amount

2014	$27,471,640
2015	37,167,509
2016	16,159,791
Loans payable	$80,798,940

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

Restricted Stock Awards activity as of and for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $402,000 of share-based compensation expense related to the Restricted Stock Awards for the six months ended June 30, 2013 and 2012, respectively.

Note 17 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the six months and three months ended at June 30, 2013 and 2012 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the six and three months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$1,032,974	$(1,991,202)	$317,220	$2,249,328
No.79 Courtyard	35,373,480	12,754,277	25,715,507	8,806,041
Kirin Bay	28,700,797	8,253,795	25,028,679	6,575,227
Property Service	306,519	-	306,519	-

	$65,413,770	$19,016,870	$51,367,925	$17,630,596

Note 18 – Income (loss) per Share

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(1,295,313)	$(6,047,599)	$1,638,830	$509,114
Basic and diluted income (loss) per share	$(0.06)	$(0.29)	$0.08	$0.02
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016	20,596,546	20,560,016

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of June 30, 2013.

Note 19 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC. The non-controlling interests in 2013 and 2012 are summarized as below:

	As of June 30
	2013	2012
	(Unaudited)	(Unaudited)
Brookhollow Lake, LLC	10.0%	-

The non-controlling interests in Brookhollow Lake, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of June 30, 2013 and “net income attributable to non-controlling interests” in the consolidated statements of income for the period ended June 30, 2013.

Note 20 – Related Party Transactions and Balances

(1) Loan to a related party

In June, 2013, Zhongding Kirin and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company entered into a Loan Agreement in amount of RMB 20,000,000, approximately $3,231,000 for the purpose of supporting the operation of Jiangsu Huaxia Kirin Network Communications Co., Ltd., a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured and expected to collect before December. In June 2013, the Company transferred RMB20,000,000 to Huaxia Huifeng and no amount has been repaid as of the reporting date.

In March, 2013, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB30,000,000, approximately $4,776,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Kirin Network Communications Co., Ltd.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng. The loan was fully collected in June.

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

In December 2012, the Company transferred RMB60,00,000 to Huaxia Huifeng, and transferred RMB40,000,000 to HuiFeng Park, representing 40% entrusted equity interest of HuiFeng Park’s first instalment of paid-in capital.  In January 2013, the Company collected RMB100,000,000 loan from Huaxia Huifeng and HuiFeng Park.  On February 28, 2013, all of the Company’s entrusted equity interest was transferred to another related company, and the Trust Agreement with Huaxia Huifeng terminated.

We note that the loans made to a related party amounting to RMB20,000,000, approximately $3,231,000 and RMB 100,000,000, approximately $15,600,000 at June 30, 2013 and December 31, 2012, respectively, are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)).  As at June 30, 2013, the Company had a remaining $3,035,912 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(38,811,723)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	15,991,974	19,344,580
Gross earned government grant held by a related party	25,855,661	25,332,088
Receivable from a related party	$3,035,912	$3,041,130

Note 21 – Contingencies and Commitments

As at June, 2013 and December 31, 2012, the Company provided approximately $56,708,000 and $42,885,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 22 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued, no material subsequent event is noted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

Recent Developments

At June 30, 2013, we have the following projects under development:

	Kirin County	No.79 Courtyard (Phase I)	No.79 Courtyard (Phase II)	Kirin Bay (Phase I)	Kirin Bay (Phase II)
Construction beginning	September, 2011	September 2011	March 2013	December 2011	March 2013
percentage-of-completion as of June 30, 2013	97.5%	80.3%	25.6%	61.1%	42.8%
Estimated Completion	late 2013	late 2013	Early 2015	late 2014	Early 2015

Furthermore, at June 30, 2013, we started the constructions of No. 79 Courtyard (Phase III) and Kirin Bay (Phase III);

Financial Performance Highlights

The following summarizes certain key financial information for the six months ended June 30, 2013.

●
Total revenue was $65.4 million for the six months ended June 30, 2013, an increase of $46.4 million, or 244.0%, from $19.0 million for the same period of 2012. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to two projects: No. 79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months;

●
Gross profit was $7.9 million for the six months ended June 30, 2013 as compared to a gross loss of $2.9 million for the same period of last year. Gross margin ratio was 12.1% for the six months ended June 30, 2013 as compared to the gross loss ratio of 15.2% for the same period of 2012.  The increase of gross profit was contributed by construction progress and sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) for the six months ended June 30, 2013 and cost estimates changes for the six months ended June 30, 2012.

●
Net loss was $1.3 million for the six months ended June 30, 2013, a decrease of $4.7 million, or approximately 78.6%, from net loss of $6.0 million for the same period of last year, a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) and increased selling, general and administrative and interest, accompanying to the development of multiple projects and the borrowing of a higher number of loans simultaneously.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 10.3% in 2010, 9.2% in 2011 and 7.8% in 2012. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely fall and our revenue could correspondingly decline.

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

As of June 30, 2013 and December 31, 2012, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220,

Comprehensive Income .

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

Revenue Recognition

Real estate sales are reported in accordance with the provisions of ASC 360-20, Property, Plant and Equipment, Real Estate Sales .

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and six months ended June 30, 2013 and 2012, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at June 30, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2013 and 2012, $nil and $1,261,366 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $12,482,026 and $6,924,572 as at June 30, 2013 and December 31, 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $114,544 as dividend for the six months ended June 30, 2013.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	5 years

As of June 30, 2013, one of the Company’s offshore subsidiaries Brookhollow Lake purchased a property for rent and the booking value was $2,075,102.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months and six months ended June 30, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had loss exclude all dilutive securities for the six months ended June 30, 2013 and income for the three months ended June 30, 2013.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended June 30, 2013 and 2012, the Company recorded an advertising expense of $817,385 and $221,557, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded an advertising expense of $1,218,095 and $384,826, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at June 30, 2013 and December 31, 2012, the Company retained $163,214 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and six months ended June 30, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and six months ended June 30, 2013 and 2012.

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

Results of Operations

Comparison of Six and Three Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue from real estate sales, net	$65,413,770	100.0%	$19,016,870	100.0%	$51,367,925	100.0%	$17,630,596	100.0%
Cost of real estate sales	57,523,380	87.9%	21,903,845	115.2%	45,053,693	87.7%	14,680,394	83.3%
Gross profit (loss)	7,890,390	12.1%	(2,886,975)	-15.2%	6,314,232	12.3%	2,950,202	16.7%
Selling expenses	2,194,408	3.4%	1,247,571	6.6%	1,276,950	2.5%	779,550	4.4%
Operating and administrative expenses	3,504,687	5.4%	2,569,499	13.5%	1,394,654	2.7%	1,320,972	7.5%
Income (loss) from operations	2,191,295	3.3%	(6,704,045)	35.3%	3,642,628	7.1%	849,680	4.8%
Investment income	115,238	0.2%	-	-	694	0.0%	-	-
Interest expense	(3,881,969)	-5.9%	(1,352,225)	-7.1%	(2,325,491)	-4.1%	(905,119)	-5.1%
Total other expenses	(3,766,731)	-5.8%	(1,352,225)	-7.1%	(2,124,797)	-4.1%	(905,119)	-5.1%
Loss before income taxes expense	(1,575,436)	-2.4%	(8,056,270)	-42.4%	1,517,831	3.0%	(55,439)	-0.3%
Income taxes benefit	(280,123)	-0.4%	(2,008,671)	-10.6%	-120,999	-0.2%	(564,553)	-3.2%
Net income (loss)	(1,295,313)	-2.0%	(6,047,599)	-31.8%	1,638,830	3.2%	509,114	2.9%

Our net loss for the six months ended June 30, 2013 was $1.3 million, a decrease of $4.8 million, from net loss of $6.1 million for the six months ended June 30, 2012.  Net Loss decreased because of the following reasons:  1) in the first half of year 2013, Kirin Bay Phase I and Phase II, No.79 Courtyard Phase I and Phase II became the main revenue resource and contributed most of the increased revenue and gross profit, which leading to an overall increase in operating expenses; 2) in the first quarter of 2012, there was a reassessment of Kirin County project’s expected revenue, budgeted costs, and percentage-of-completion which increased the cost of real estate sales for the six months ended June 30, 2012; 3) for the six months ended June 30, 2013, due to substantially increased average outstanding bank loan balance and higher interest rate of new loans borrowed in third and fourth quarter of 2012 and first half of year 2013, the interest increased substantially.

Our net income for the three months ended June 30, 2013 was $1.6 million, an increase of 1.1 million, from net income of $0.5 million for the three months ended June 30, 2012.  Net income increased because in the first half of year 2013, Kirin Bay Phase I and Phase II, No.79 Courtyard Phase I and Phase II became the main revenue resource and contributed most of the increased revenue and gross profit, which led to an overall increase in operating expenses.

Together with the construction and pre-sale of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), and preparation works for prospective projects, our overall operating expenses in advertising, staff salaries, and administration increased $1.9 million, or 49.3% and $0.6 million, or 27.2% for the six and three months ended June 30, 2013 compared to the same period of 2012.  The increase in interest expenses was mainly due to an increased average outstanding bank loans for the six months and three months ended June 30, 2013 compared to those for the same period of 2012.

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

Revenues and Gross Profit

	Six Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue from real estate, net	$65,413,770	100.0%	$19,016,870	100.0%	$51,367,925	100.0%	$17,630,596	100.0%
-No.79 Courtyard (Phase I)	28,019,787	42.8%	12,754,277	67.1%	18,361,814	35.7%	8,806,041	49.9%
-No.79 Courtyard (Phase II)	7,353,693	11.2%	-	-	7,353,693	14.3%	-	-
-Kirin Bay (Phase I)	14,053,998	21.5%	8,253,795	43.4%	10,381,880	20.2%	6,575,227	37.3%
-Kirin Bay (Phase II)	14,646,799	22.4%	-	-	14,646,799	28.5%	-	-
-Kirin County	1,032,974	1.6%	(1,991,202)	-10.5%	317,220	0.6%	2,249,328	12.8%
-Property Service	306,519	0.5%	-	-	306,519	0.6%	-	-
Cost of real estate sales	57,523,380	87.9%	21,903,845	115.2%	45,053,693	87.7%	14,680,394	83..3%
-No.79 Courtyard (Phase I)	22,925,947	35.0%	9,585,795	50.4%	14,818,772	28.8%	7,613,544	43.2%
-No.79 Courtyard (Phase II)	7,563,180	11.6%	-	-	7,563,180	14.7%	--	-
-Kirin Bay (Phase I)	13,256,967	20.3%	7,044,722	37.0%	9,658,765	18.8%	5,986,130	34.0%
-Kirin Bay (Phase II)	12,478,517	19.1%	-	-	12,478,517	24.3%	-	-
-Kirin County	1,087,956	1.7%	5,273,328	27.7%	323,646	0.6%	1,080,720	6.1%
-Property Service	210,813	0.3%	-	-	210,813	0.4%	-	-
Gross profit	7,890,390	12.1%	(2,886,975)	-15.2%	6,314,232	12.3%	2,950,202	16.7%
-No.79 Courtyard (Phase I)	5,093,840	7.8%	3,168,482	16.7%	3,543,042	6.9%	1,192,497	6.8%
-No.79 Courtyard (Phase II)	(209,487)	-0.3%	-	-	(209,487)	-0.4%	-	-
-Kirin Bay (Phase I)	797,031	1.2%	1,209,073	6.4%	723,115	1.4%	589,097	3.3%
-Kirin Bay (Phase II)	2,168,282	3.3%			2,168,282	4.2%	-	-
-Kirin County	(54,982)	-0.1%	(7,264,530)	-38.2%	-6,426	0.0%	1,168,608	6.6%
-Property Service	95,706	0.1%	-	-	95,706	0.2%	-	-
Profit margin	12.1%		-15.2%		12.3%		16.7%
-No.79 Courtyard (Phase I)	18.2%		24.8%		19.3%		13.5%
-No.79 Courtyard (Phase II)	-2.8%		-		-2.8%		-
-Kirin Bay (Phase I)	5.7%		14.6%		7.0%		9.0%
-Kirin Bay (Phase II)	14.8%		-		14.8%		-
-Kirin County	-5.3		-364.8%		-2.0%		52.0%
-Property Service	31.2%		-		31.2%		-%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the six months and three months ended June 30, 2013 and 2012, revenue was derived from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin County (including adjacent shopping arcade) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the six months ended June 30, 2013 was $65.4 million, an increase of $46.4 million, or approximately 244.0%, compared to $19.0 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I) and Kirin Bay (Phase II) was $28.0 million, $7.4 million, $14.1 million and $14.6 million respectively, representing 42.8%, 11.2%, 21.5% and 22.4% of total revenue earned in the six months ended June 30, 2013. For the six months ended June 30, 2013, Hebei Zhongding Property Service Co., Ltd. commenced to provide property service to Kirin County and began to recognized revenue from this period and contributed $0.3 million of the revenue.

Our revenue from the pre-sale of real estate properties for the three months ended June 30, 2013 was $51.4 million, an increase of $33.7 million, or approximately 191.4%, compared to $17.6 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I) and Kirin Bay (Phase II) was $18.4 million, $7.4 million, $10.4 million and $14.6 million respectively, representing 35.7%, 14.3%, 20.2% and 28.5% of total revenue earned in the three months ended June 30, 2013.

The increment of revenue for the six months ended at June 30, 2013 was primarily due to the fact that No.79 Courtyard (Phase I) and Kirin Bay (Phase I) in the middle and later periods of the construction, and No.79 Courtyard (Phase II) and Kirin Bay (Phase II) were in the early construction stage. Comparatively, for the six months ended at June, 2012, No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were at the beginning of the construction. The following table shows the percentage-of-completion of each project as at comparable period end:

	As at June 30, 2013	As at December 31, 2012	As at June 30, 2012	As at December 31, 2011
No.79 Courtyard Phase I	80.3%	65.5%	66.3%	57.4%
No.79 Courtyard Phase II	25.6%	-	-	-
Kirin Bay Phase I	61.1%	56.1%	37.6%	24.9%
Kirin Bay Phase II	42.8%	-	-	-
Kirin County	97.5%	96.1%	92.9%	88.9%

Kirin Bay is a three-phase, master-planned community built on a land of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay will also feature kindergarten, a primary school, hotel, office buildings and apartments.  As of this Report, we have obtained necessary government approvals, including Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011), for Kirin Bay (Phase I). For Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued on November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013).

No. 79 Courtyard is positioned as a high-end residential development with some mixed commercial use, which covers a land of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of this Report, we have obtained necessary government approvals, including Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011), for 79 Courtyard (Phase I). For No.79 Courtyard (Phase II), we acquired Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on July 20, 2012), Work Commencement Permit (issued on September 11, 2012) and Pre-Sales Permit (issued on September 27, 2012).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to be delivered complementing Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we did not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in late 2013. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of June 30, 2013	Cumulative Customer deposits collected as of June 30, 2013	Contract value of pre-sale for the six months ended June 30, 2013	Customer deposits collected for the six months ended June 30, 2013
No.79 Courtyard Phase I	$121,937	$121,411	$17,952	$29,126
No.79 Courtyard Phase II	30,529	26,091	30,529	11,487
Kirin Bay Phase I	86,613	87,375	18,111	11,944
Kirin Bay Phase II	35,346	39,436	35,346	31,422
Kirin County	106,436	112,667	189	395
Others phases of Kirin Bay and No. 79 Courtyard	$-	$18,145	$-	$17,972

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the six months ended June 30, 2013 were $57.5 million, an increase of $35.6 million, or approximately 162.6%, compared to $21.9 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of these projects: No.79 Courtyard (Phase I and Phase II) Kirin Bay (Phase I and Phase II), and both of the No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects were at the peak of expenditures, in accordance with our construction plans, and both of the No.79 Courtyard (Phase II) and Kirin Bay (Phase II) projects were at beginning state.

Our costs of real estate sales for the three months ended June 30, 2013 were $45.1 million, an increase of $30.4 million, or approximately 206.9%, compared to $14.7 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of these projects: No.79 Courtyard (Phase I and Phase II) Kirin Bay (Phase I and Phase II), and both of the No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects were at the peak of expenditures, in accordance with our construction plans. We commenced the construction of the No.79 Courtyard (Phase II) and Kirin Bay (Phase II) from the second quarter of year 2013.

Gross Profit (Loss).   Gross income for the six months ended June 30, 2013 was $7.9 million (gross income ratio: 12.1%) compared to gross loss $2.9 million (gross loss ratio: 15.2%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) in the first half of year 2013, the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first half of 2012.

Gross income for the three months ended June 30, 2013 was $6.3 million (gross income ratio: 12.3%) compared to gross income $3.0 million (gross income ratio: 16.7%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) in the first half of year.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the six months ended June 30, 2013 and 2012:

	Total GFA	POC accomplished for the six months ended June 30,		Contract value of units sold for the six months ended June 30,		Revenue recognized for the six months ended June 30,
		2013	2012	2013	2012	2013	2012
No.79 Courtyard (Phase I)	130,004	14.8%	8.8%	$17,952,106	$18,592,209	$28,019,787	$12,754,277
No.79 Courtyard (Phase II)	44,426	25.6%	-	30,529,363	-	7,353,693	-
Kirin Bay (Phase I)	164,162	5.0%	12.6%	18,111,455	21,176,294	14,053,998	8,253,795
Kirin Bay (Phase II)	67,467	42.8%	-	35,345,729	-	14,646,799	-
Kirin County	182,754	1.3%	4.0%	188,570	(764,443)	1,032,974	(1,991,202)
Total	588,813			$102,127,223	$39,004,060	$65,107,251	$19,016,870

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$14,604,719	13,538	$1,079	$13,488,057	12,031	$1,121
-commercial	1,048,869	194	5,407	3,232,099	704	4,589
-garage	2,298,518	3,631	633	1,872,053	2,605	719
No.79 Courtyard Phase II
-One elevator and four suites	28,943,560	35,510	815	-	-	-
-Parking lots	1,585,803	1,284	1,235	-	-	-
Kirin Bay Phase I
-residential	17,458,000	24,417	715	19,969,566	30,573	653
-garage	653,455	1,801	363	1,206,728	3,753	322
Kirin Bay Phase II
-residential	34,675,837	35,671	972	-		-
-garage	669,892	1,044	642	-		-
Kirin County
-residential	(9,883)	54	(183)	1,844,802	2,730	676
-commercial	112,545	77	1,462	(2,609,245)	714	(3,654)
-garage	85,908	215	400	-	-	-
Total	$102,127,223	117,436	$870	$39,004,060	53,110	$734

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$5,587,059	4,429	$1,262	$10,326,341	9,242	$1,117
-commercial	711,367	118	6,029	1,988,485	413	4,815
-garage	1,135,742	1,759	646	1,012,101	1,459	694
No.79 Courtyard Phase II
-One elevator and four suites	28,943,560	35,510	815	-	-	-
-Parking lots	1,585,803	1,284	1,235	-	-	-
Kirin Bay Phase I
-residential	16,047,034	22,547	712	15,207,730	23,656	643
-garage	268,199	713	376	1,048,834	3,265	321
Kirin Bay Phase II
-residential	34,675,837	35,671	972	-	-	-
-garage	669,892	1,044	642	-	-	-
Kirin County
-residential	18,491	47	393	591,476	814	727
-commercial	-	-	-	(601,110)	258	(2,330)
-garage	58,863	140	420	-	-	-
Total	$89,701,847	103,260	$869	$29,573,857	39,108	$756

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses.  Operating expenses for the six months ended June 30, 2013 were $5.7 million, an increase of $1.9 million, or 49.3%, from $3.8 million for the six months ended June 30, 2012. Corresponding to sales in our No.79 Courtyard (Phase I and Phase II), Kirin Bay (Phase I and Phase II) and Kirin County projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the first half of year 2013 compared with the same period of 2012.

Operating expenses for the three months ended June 30, 2013 were $2.7 million, an increase of $0.6 million, or 27.2%, from $2.1 million for the three months ended June 30, 2012.

We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Six Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$5,699,095	100.0%	$3,817,070	100.0%	$2,671,604	100.0%	$2,100,522	100.0%
Selling expenses	2,194,408	38.5%	1,247,571	32.7%	1,276,950	47.8%	779,550	37.1%
Advertising expense	1,218,095	21.4%	384,826	10.1%	817,385	30.6%	221,557	10.5%
Staff salaries	414,779	7.3%	395,505	10.4	225,123	8.4%	209,167	10.0%
Office and Administrative expenses	561,534	9.9%	467,240	12.2%	234,442	8.8%	348,826	16.6%
General and administrative expenses	3,504,687	61.5%	2,569,499	67.3%	1,394,654	52.2%	1,320,972	62.9%
Staff salaries	1,422,701	25.0%	1,320,483	34.6%	708,796	26.5%	649,816	30.9%
Professional expenses	222,691	3.9%	186,112	4.9%	166,493	6.2%	18,338	0.9%
Office and Administrative expenses	1,859,295	32.6%	1,062,904	27.8%	519,365	19.4%	652,818	31.1%

●
Advertising Expenses. Our advertising expenses increased from $0.4 million for the six months ended June 30, 2012 to $1.2 million for the same period of 2013. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) projects which are currently in their construction stage. The advertising expenses are expected to further increase as we advance other phases of our No.79 Courtyard and Kirin Bay projects.

Our advertising expenses increased from $0.2 million for the three months ended June 30, 2012 to $0.8 million for the same period of 2013. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) projects which are currently in their construction stage.

●
Staff Salaries.  For the six months ended June 30, 2013 and 2012 our selling and administrative staff expenses were $1.8 million and $1.7 million respectively. This increase is mostly due to more sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of other phases of the No.79 Courtyard and Kirin Bay projects proceed.

For the three months ended June 30, 2013 and 2012 our selling and administrative staff expenses were $0.9 million and $0.9 million respectively. This moderate increase is mostly due to sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards.

●
Office and Administrative Expenses.  Office and administrative expenses increased from $1.5 million to $2.4 million for the six months ended June 30, 2012 to 2013. This is due to additional expenses such as office supplies costs, traveling, and communication fees and service expenses by third parties.

Office and administrative expenses decreased from $1.0 million to $0.8 million for the three months ended June 30, 2012 to 2013.

Interest Expense.  Our interest expense was $3.9 million for the six months ended June 30, 2013, an increase of $2.5 million, or 187.1%, from $1.4 million for the same period of 2012.  Our interest expense was $2.1 million for the three months ended June 30, 2013, an increase of $1.2 million, or 134.8%, from $0.9 million for the same period of 2012.  The increase was primarily related to substantially increased average outstanding bank loan balance and higher interest rate of new loans borrowed in third and fourth quarter of 2012 and in the second quarter of year 2013.  We expect that there will be a further increase of interest expense in the near future when we have additional projects in development.

Income Taxes.  Income taxes benefit for the six months ended June 30, 2013 totaled $0.3 million, a decrease of $1.7 million or 86.1% from income taxes expenses of $2.0 million for the six months ended June 30, 2012. Income taxes benefit for the three months ended June 30, 2013 totaled $0.1 million, a decrease of $0.4 million or 78.6% from income taxes expenses of $0.6 million for the three months ended June 30, 2012. The decrease was mainly due to downward adjustment to land appreciation tax liability and deferred tax liabilities in relation to revenue recognition caused by increased total project estimated costs for the six months ended June 30, 2012.

Net Loss.  Net loss for the six months ended June 30, 2013 was $1.3 million compared to net loss of $6.0 million in the six months ended June 30, 2012, a decrease of $4.8 million or 78.6%. This decrease was principally a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) and the increased selling, general and administrative and interest expenses, accompanying to the development of multiple projects and the borrowing of a higher number of loans simultaneously.

Net income for the three months ended June 30, 2013 was $1.6 million compared to net income of $0.5 million in the three months ended June 30, 2012, an increase of $1.1 million or 221.9%.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Net cash generated from operating activities	$5,032,698	$13,559,445
Net cash provided by (used in) investing activities	6,878,024	(166,841)
Cash flows provided by (used in) financing activities	10,583,428	(8,853,055)
Effect of exchange rate changes on cash and cash equivalent	660,611	68,429
Net increase in cash and cash equivalents	23,154,761	4,607,978
Cash and cash equivalents - beginning of period	24,098,688	10,602,165
Cash and cash equivalents - end of period	47,253,449	15,210,143

We had a balance of cash and cash equivalents of $47.3 million as of June 30, 2013 compared with a balance $24.1 million as of June 30, 2012. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $5.0 million for the six months ended June 30, 2013, compared to net cash provided from operating activities of $13.6 million for the six months ended June 30, 2012, a decrease of $8.6 million. The decrease in net cash flows from operating activities was primarily due to the following:

●
We received $31.1 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the six months ended June 30, 2013, compared to $22.5 million received in the six months ended June 30, 2012, which led to a $8.6 million increase in net cash inflow from operating activities;

●
We invested $6.1 million in real properties and land lots under development (net of accounts payable) in the six months ended June 30, 2013.  In the same period of 2012, we received $1.8 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $7.9 million saving in cash outflow from operating activities;

●
Changes in prepayments (combination of others receivables) provided $28.7 million cash outflow for the six months ended June 30, 2013.  In the same period of 2012, changes in prepayments contributed $19.1 million cash outflow.

Investing Activities. Net cash provided from investing activities was $6.9 million for the six months ended June 30, 2013, compared to net cash of $0.2 million used in investing activities for the six months ended June 30, 2012, represented an increase of $7.1 million.  The increase was due to a RMB 130 million short-term loan repaid by a related party and a RMB 50 million short-term loan to the related party for the period.  We also increase RMB 24 million in our investment of Xingtai Rural Commercial Bank which led to an increase of the cash flow out.

Financing Activities. Net cash inflow from financing activities was $10.6 million for the six months ended June 30, 2013, compared to $8.9 million cash outflows for the six months ended June 30, 2012, an increase of cash outflows of $19.3 million. This was mainly due to increase of new loan was more than repayment of expired bank loans for this period.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the six months ended of June 30, 2013

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$80,799	$27,472	$53,327
Costs of land use rights	3,783	3,783	-
Non-cancellable construction contract obligations	70,182	53,843	16,339
Total	154,764	85,098	69,666

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

As of June 30, 2013, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $70.2 million.

Material Financial Obligations

Loans Payable

As of June 30, 2013 our total loan balance was $80.8 million.

●
In December 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,847,936 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
In August 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $24,240,000) with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of June 30, 2013, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $29,088,000).  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 8.861%.

●
On April 24, 2013, Hebei Youerma Business Service Co.,Ltd., a subsidiary of the Company, entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB20,000,000 (approximately $4,848,000) through a third party company.  This loan was credit loan, and borne an annual effective interest rate of 7.2%. The principal amount of the loan is due on April 24, 2014.

●
On May 15, 2013, Hebei Zhongding Real Estate Development Co., our subsidiary, entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $43,631,000).  These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 11.30%. As of June 30, 2013, the Company has drawn RMB 120,000,000 from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB70,000,000 shall be repaid by January 30, 2014.  RMB50,000,000 shall be repaid by September 30, 2015.  RMB50,000,000 shall be repaid by January 30, 2016.  RMB50,000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB3,800,000 to the lender as a financing service charge under the loan.

Related Party Transactions and Balances

(1) Loan to a related party

In June, 2013, Zhongding Kirin and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, the controlling stockholder of the Company entered into a Loan Agreement in amount of RMB 20,000,000, approximately $3,231,000 for the purpose of supporting the operation of Jiangsu Huaxia Kirin Network Communications Co., Ltd., a related company engaged in strategy planning, construction consulting, and operating of an industry park located in Zhenjiang, Jiangsu province, China.  The loan is interest-free, unsecured. In June 2013, the Company transferred RMB20,000,000 to Huaxia Huifeng and no amount has been repaid as of the reporting date.

In March, 2013, Huaxia Huifeng and Hebei Zhongding entered into a Loan Agreement in amount of RMB30,000,000, approximately $4,776,000 for the purpose of contributing the first installment of paid-in capital for  Jiangsu Huaxia Kirin Network Communications Co., Ltd.  The loan is interest-free, unsecured and matures when the investment process is completed by Huaxia Huifeng. The loan was fully collected in June.

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

In December 2012, the Company transferred RMB60,00,000 to Huaxia Huifeng, and transferred RMB40,000,000 to HuiFeng Park, representing 40% entrusted equity interest of HuiFeng Park’s first instalment of paid-in capital.  In January 2013, the Company collected RMB100,000,000 loan from Huaxia Huifeng and HuiFeng Park.  On February 28, 2013, all of the Company’s entrusted equity interest was transferred to another related company, and the Trust Agreement with Huaxia Huifeng terminated.

We note that the loans made to a related party amounting to RMB20,000,000, approximately $3,231,000 and RMB 100,000,000, approximately $15,600,000 at June 30, 2013 and December 31, 2012, respectively, are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant.  The Company has the right to determine how to utilize the earned government grant.  As at December 31, 2012 and 2011, accumulated earned government grant of RMB160,000,000 and RMB157,200,000 ($25,332,088 and $24,283,580, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)).  As at June 30, 2013, the Company had a remaining $3,035,912 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(38,811,723)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	15,991,974	19,344,580
Gross earned government grant held by a related party	25,855,661	25,332,088
Receivable from a related party	$3,035,912	$3,041,130

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of June 30, 2013.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter of June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness disclosed above resulted in the Company having a violation under Section 402 of the Sarbanes-Oxley Act of 2002.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Loan Agreement dated June 2013 between Zhongding Kirin Real Estate Development Co., Ltd. and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd.
10.2	Loan Agreement dated April 24, 2013 between Hebei Youerma Business Service Co.,Ltd. and Xingtai Rural Commercial Bank
10.3	Loan Agreement dated January 2013 between Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. and Xingtai Zhongding Kirin Real Estate Development Co., Ltd.
10.4	Loan Agreement dated May 15, 2013 between Hebei Zhongding Real Estate Development Co. and Industrial and Commercial Bank of China, Xingtai Yejin Branch
10.5	Mortgage Guarantee Contract dated May 15, 2013 between Hebei Zhongding Real Estate Development Co. and Industrial and Commercial Bank of China, Xingtai Yejin Branch
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: August 14, 2013	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)