Form 10-Q
period 2013-09-30
Kirin International Holding, Inc.
filed 2013-11-19
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1636887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12thFloor,Building F, Phoenix Plaza, No.A5, Shuguang Xili, Chaoyang District, Beijing, 100028 People’s Republic of China	100028
(Address of principal executive offices)	(Zip Code)

+86 10 8455 4001
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
Yes   ☐    No   ☒

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at November 19, 2013.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$18,129,430	$24,098,688
Restricted cash	8,894,284	6,924,572
Accounts receivable	695,976	1,826,930
Revenue in excess of billings	4,627,757	8,080,156
Prepayments	30,231,924	15,615,001
Other receivables	15,719,774	6,172,152
Receivable from a related party	3,088,960	3,041,130
Loan to a related party	35,952,791	15,832,555
Real estate property completed	6,177,474	6,958,177
Real estate properties and land lots under development	181,753,590	184,839,907
Investment at cost	7,152,843	3,166,511
Property and equipment, net	3,409,829	436,041
Deferred tax assets	6,702,866	3,817,260
Total assets	$322,537,498	$280,809,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$49,937,993	$50,684,036
Income taxes payable	2,581,293	1,592,766
Other taxes payable	3,223,440	2,054,768
Other payables and accrued liabilities	15,056,348	14,619,565
Customer deposits	116,116,623	87,184,895
Loans payable	81,282,310	68,871,614
Total liabilities	268,198,007	225,007,644

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,070,804	1,070,804
Retained earnings	7,781,848	10,890,595
Accumulated other comprehensive income	8,065,149	6,688,347
Total Kirin International Holding, Inc.’s equity	54,069,491	55,801,436

Non-controlling interest	270,000	-
Total stockholders’ equity	54,339,491	55,801,436
Total liabilities and stockholders’ equity	$322,537,498	$280,809,080

See notes to the consolidated financial statements

 * Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$102,314,315	$41,421,119	$36,900,545	$22,404,249
Cost of real estate sales	91,164,755	40,569,589	33,641,375	18,665,744
Gross profit	11,149,560	851,530	3,259,170	3,738,505

Operating expenses
Selling expenses	3,248,828	2,141,027	1,054,420	893,456
General and administrative expenses	5,033,034	4,213,331	1,528,347	1,643,832

Total operating expenses	8,281,862	6,354,358	2,582,767	2,537,288

Income (loss) from operations	2,867,698	(5,502,828)	676,403	1,201,217

Other income (expenses)
Investment income	205,738	-	90,500	-
Interest expense	(6,282,089)	(4,368,809)	(2,400,120)	(3,016,584)

Total other expenses	(6,076,351)	(4,368,809)	(2,309,620)	(3,016,584)

loss before income taxes	(3,208,653)	(9,871,637)	(1,633,217)	(1,815,367)

Income taxes expense (benefit)	(99,906)	(2,397,532)	180,217	(388,861)

Net loss	$(3,108,747)	$(7,474,105)	$(1,813,434)	$(1,426,506)
Less: net loss attributable to non-controlling interest		-		-
Net loss attributable to stockholder of Kirin International Holding, Inc.	$(3,108,747)	$(7,474,105)	$(1,813,434)	$(1,426,506)

Other comprehensive income
Foreign currency translation adjustment	1,376,802	405,430	316,431	(175,449)
Comprehensive loss	(1,731,945)	(7,068,675)	(1,497,003)	(1,601,953)
Less: other comprehensive income (loss) attributable to non-controlling interest		-		-
Comprehensive loss attributable to stockholder of Kirin International Holding, Inc.	$(1,731,945)	$(7,068,675)	$(1,497,003)	$(1,601,953)

Basic and diluted loss per share	$(0.15)	$(0.36)	$(0.09)	$(0.07)
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016	20,596,546	20,560,016

See notes to the consolidated financial statements

 KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,108,747)	$(7,474,105)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	82,150	73,392
Stock-based compensation		402,000
Deferred tax benefit	(2,752,031)	(3,698,032)

Changes in operating assets and liabilities
Restricted cash	(1,764,200)	(6,146,266)
Accounts receivable	1,166,572	432,402
Revenue in excess of billings	3,627,391	1,242,180
Prepayments	(14,063,607)	(1,829,608)
Other receivables	(9,216,738)	(3,947,525)
Receivable from a trust equity owner	33,216	919,806
Real estate property completed	956,106	-
Real estate properties and land lots under development	7,944,731	(11,041,397)
Accounts payable	(2,079,374)	1,661,905
Income taxes payable	935,220	1,586,560
Other taxes payable	1,101,105	(2,418,739)
Other payables and accrued liabilities	58,871	4,110,449
Customer deposits	26,297,637	36,287,542

Net cash provided by operating activities	9,218,302	10,159,582

Cash flows from investing activities:
Purchases of equipment	(329,013)	(280,974)
Purchases of property in US	(2,714,377)	-
Repayment of loans from a related party	24,109,864	-
Loans to a related party	(43,584,205)	-
Payment in investment at cost	(3,857,578)	-

Net cash used in investing activities	(26,375,309)	(280,974)

Cash flows from financing activities:
Proceeds from loans	22,502,540	23,706,232
Repayment of loans	(12,054,932)	(13,591,573)
Proceeds from non-controlling stockholder	270,000

Net cash provided by financing activities	10,717,608	10,114,659

Effect of exchange rate changes on cash and cash equivalents	470,141	22,142
Net increase(decrease) in cash and cash equivalents	(5,969,258)	20,015,409

Cash and cash equivalents - beginning of the period	24,098,688	10,602,165

Cash and cash equivalents - end of the period	$18,129,430	$30,617,574

Supplementary cash flow information
Cash paid for income tax	$2,014,759	$-
Cash paid for interest expense	$5,819,940	$4,725,558

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

As of September 30, 2013, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America.	February 8 , 2013	Property holding
Greenfield International Corporation	State of California, United States of America	August 12, 2013	Whole sale Agent of Food &Grocery

VIEs
Hebei Zhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
Xingtai Zhongding Jiye Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
Xingtai Zhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Xingtai Zhongding Kirin Real Estate Development Co., Ltd. (formerly known as Xingtai Zhongding Business Service Co., Ltd., “Business Service”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
Langfang City Huading Chengmei Real Estate Development Co., Ltd. (“Huading Chengmei”)	Langfang, Hebei province, China	July 27, 2012	Real estate development
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development

 Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2012 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013, the results of operations for the three month and nine months periods ended September 30, 2013 and cash flows for the three month and nine months periods ended September 30, 2013 and 2012.  The results of operations for the three month and nine months periods ended September 30, 2013 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the consolidated statements of operations and comprehensive loss and cash flows for the three months and nine months periods ended September 30, 2013 and 2012 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and nine months ended September 30, 2013 and 2012, the Company did not recognize any grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at September 30, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months ended September 30, 2013 and 2012, $nil and $356,749 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $8,894,284and $6,924,572 as at September 30, 2013 and December 31, 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $ 205,738 as dividend for the nine months ended September 30, 2013.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	5 years
Property in US	39 years

As of September 30, 2013, the Company’s offshore subsidiary Brookhollow Lake, LLC purchased a property as a new office which fair value is $2,051,874. The fair value increased to $2,687,531 after the leasehold improvement on this property and the improvement process is still going on.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months and nine months ended September 30, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had loss exclude all dilutive securities for the nine months ended September 30, 2013 and income for the three months ended September 30, 2013.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended September 30, 2013 and 2012, the Company recorded an advertising expense of $668,035 and $318,702 respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded an advertising expense of $1,886,130  and $703,528, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at September 30, 2013 and December 31, 2012, the Company retained $144,683 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and nine months ended September 30, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and nine months ended September 30, 2013 and 2012.

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Cash and cash equivalents	$16,083,714	$23,217,301
Restricted cash	8,894,284	6,924,572
Accounts receivable	695,976	1,826,930
Revenue in excess of billings	4,627,757	8,080,156
Prepayments	28,031,924	15,615,001
Other receivables	21,050,768	6,159,022
Receivable from a trust equity owner	3,088,960	3,041,130
Loan to a related party	35,952,791	15,832,555
Real estate property completed	6,177,474	6,958,177
Real estate properties and land lots under development	181,753,590	184,839,907
Investment at cost	7,152,843	3,166,511
Property and equipment, net	622,989	363,578
Deferred tax assets	6,702,866	3,817,260
Total assets	$320,835,936	$279,842,100

LIABILITIES

Accounts payable	$49,937,993	$50,684,036
Income taxes payable	2,581,293	1,592,766
Other taxes payable	3,223,440	2,054,768
Other payables and accrued liabilities	13,814,198	14,617,665
Customer deposits	116,116,623	87,184,895
Long-term loans	81,282,310	68,871,614
Total liabilities	$266,955,857	$225,005,744

For the nine months ended September 30, 2013 and 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $ 102.3 million and $41.4million, respectively, cost of sales of approximately $91.2 million and $40.6 million, respectively, operating expenses of approximately $7.5 million and $5.4 million, respectively, and net loss of approximately $2.4 million and net loss of approximately $6.5 million, respectively.

Note 4 – Accounts Receivable

	September 30,	December 31,
	2013	2012
	(Unaudited)
Receivables from sales of condominium units	$265,180	$1,407,367
Receivable from sales of land use rights	430,796	419,563

	$695,976	$1,826,930

Accounts receivable consists of balances due from customers for the sales of land use rights and completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at September 30, 2013, accounts receivable also include receivables of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

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

Note 6 – Prepayments

Prepayments consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Advances to suppliers and contractors	$4,232,422	$1,900,658
Financing service fees charged as prepaid interests	2,112,640	1,754,727
Excessive business tax and LAT liabilities	11,505,818	7,940,645
Prepayments-related party	12,381,044	4,018,971

	$30,231,924	$15,615,001

The advance to suppliers and contractors represent the company prepaid certain amount based on negotiation to suppliers because the constructions of our projects usually stretch more than one year.

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

The prepayment to related party is regarding to construction contract. In certain area, the related parties have more bargain power with the construction contractors. The construction contractors will provide construction service.

Note 7 – Other Receivables

The components of other receivables were as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Working capital borrowed by contractors	$14,442,501	$4,610,707
Working capital borrowed by Xingtai RC Bank	-	1,191,875
Receivables of housing maintenance funds	650,279	-
Others	626,994	369,570

	$15,719,774	$6,172,152

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at September 30, 2013 and December 31, 2012.

Note 8 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Properties under development
Kirin County
Costs of land use rights	$1,268,791	$987,290
Other development costs	540,197	159,515
No. 79 Courtyard
Costs of land use rights	63,129,541	78,739,610
Other development costs	14,361,184	6,787,664
Kirin Bay
Costs of land use rights	41,503,508	47,157,690
Other development costs	7,119,818	4,211,915

	53,830,551	46,796,223

	$181,753,590	$184,839,907

As at September 30, 2013, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 15).

The Residential buildings of Kirin Country are fully completed in December, 2012. As of September 30, 2013 and December 31, 2012, the real estate property completed is 6,177,474 and 6,958,177 separately.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at September 30 and December 31, 2012 residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were $133,524,000 and $46,796,000, respectively.

Note 9 – Investment at Cost

Investment at cost represents the Company’s interest in Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures. The company received $205,738 as dividend from its investment in Xingtai RC Bank for the nine months ended September 30, 2013.

The Xingtai Rural Commercial Bank increased paid in capital from approximately $38,207,000 (RMB 240 million) to $79,598,000 (RMB 500 million) on April 26, 2013. The Company paid approximately $3,841,000 (RMB 24,000,000) to keep its stockholder position.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company has deposit balances (including restricted cash) of $5,852,326 and $18,697,000 in Xingtai RC Bank, respectively.

Note 10 – Accounts Payable

	September 30,	December 31,
	2013	2012
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,705,839	$6,397,965
Construction contractors	46,232,154	44,286,071

	$49,937,993	$50,684,036

Note 11 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Unrecognized tax benefit (Note 13(2))	$6,502,585	$6,333,022
Deposits from customers on behalf of utility operators	4,055,852	4,195,152
Car park deposits from customers	2,150,262	2,227,547
Deposit from a contractor	144,683	791,628
Accrued loan interest	526,709	683,996
Others	1,676,257	388,220

	$15,056,348	$14,619,565

Note 12 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of September 30, 2013 and December 31, 2012, the Company received $116,116,623 and $87,184,895 deposits from customers, respectively.

Note 13 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to September 30, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC and Greenfield International Corporation were incorporated in State of California, United States of America and are subject to California taxes.

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

Income tax expenses for the nine months and three months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
EIT expense	$2,973,391	$1,587,948	$875,327	$881,803
LAT expense	182,441	(287,448)	60,039	133,076
Deferred tax benefit - EIT	(3,255,738)	(3,698,032)	(755,149)	(1,403,740)

	$(99,906)	$(2,397,532)	$180,217	$(388,861)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$(426,549)	$(2,467,909)
LAT expense (credit)	182,441	(287,448)
EIT deficit of LAT	(45,610)	71,862
Deferred tax valuation allowance	406,539	204,036
Permanent items	56,935	81,927
	$(99,906)	$(2,397,532)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Unrecognized tax benefit, as the January 1	$6,333,022	$6,174,682
Movement in current year due to foreign exchange rate fluctuation	169,563	29,928

Unrecognized tax benefit, as of September 30	$6,502,585	$6,204,610

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of September 30, 2013 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2008 to 2012 remains subject to examination by tax authorities. The Company’s offshore subsidiaries also are subjected to examination by IRS.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012 are presented below.

	September 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$3,944,391	$2,405,198
Excess of interest expense	1,573,301	736,034
Revenue recognized based on percentage-of-completion	4,348,554	2,440,329
	9,866,246	5,581,561

Valuation allowance	(3,163,380)	(1,764,301)

Net deferred tax assets	$6,702,866	$3,817,260

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

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $3,944,000 as of September 30, 2013 which will expire on various dates between September 30, 2013 and September 30, 2018.  The Company provided a valuation allowance of $3,163,000 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $722,000 and a 100% valuation allowance has been provided.

Note 14 – Other Taxes Payable

Other taxes payable consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Business tax and related urban construction tax and education surcharge	$2,740,743	$1,877,756
Land Appreciation Tax	482,697	177,012

	$3,223,440	$2,054,768

Note 15 – Loans Payable

Loans payable as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December
	2013	2012
	(Unaudited)
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2010 Loans”)
Due March 8, 2013, at 7.79% per annum	-	3,483,162
Due March 8, 2013, at 7.79% per annum	-	4,433,115
	-	7,916,277

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	-	3,008,185
	-	3,008,185

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association (“Credit Union 2012 Short-term Loan”)
Due December 21, 2013, at 13.12% per annum	-	949,953
	-	949,953

Loan from Xingtai Rural Commercial Bank
Due April 24, 2014, at 7.20% per annum	3,251,292	-
	3,251,292	-

Loan from Kong Village Committee
Due December 29, 2013, at 14.4% per annum	4,876,939	4,749,766
	4,876,939	4,749,766

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Due March 29, 2014, at 11.38% per annum	2,438,469	2,374,883
Due April 29, 2014, at 11.38% per annum	2,438,469	2,374,883
Due May 29, 2014, at 11.38% per annum	3,251,292	3,166,511
Due June 29, 2014, at 11.38% per annum	3,251,292	3,166,511
Due July 29, 2014, at 11.38% per annum	4,876,939	4,749,766
Due August 29, 2014, at 11.38% per annum	8,128,233	7,916,277
	24,384,694	23,748,831

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due January 1, 2015, at 11.30% per annum	5,689,762	-
Due May 30, 2015, at 11.30% per annum	4,064,115	-
Due September 30, 2015, at 11.30% per annum	4,064,115	-
Due January 30, 2016, at 11.30% per annum	3,251,292	-
Due May 30, 2016, at 11.30% per annum	2,438,469	-
	19,507,753	-

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 9, 2015, at 9.84% per annum	3,251,292	3,166,516
Due September 9, 2015, at 9.84% per annum	3,251,292	3,166,511
Due May 19, 2015, at 9.84% per annum	4,876,939	4,749,766
Due January 19, 2015, at 9.84% per annum	4,876,939	4,749,766
Due September 19, 2014, at 9.84% per annum	4,876,939	4,749,766
Due May 19, 2014, at 9.84% per annum	4,876,939	4,749,766
Due January 31, 2014, at 9.84% per annum	3,251,294	3,166,511
	29,261,634	28,498,602

	$81,282,310	$68,871,614

As of September 30, 2013 and December 31, 2012, ICBC 2012 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $133,524,000 and $87,900,000, respectively.

The aggregate maturities of loans payable for each of years subsequent to September 30, 2013 are as follows:

Nine Months Ending September 30,	Amount

2014	$45,518,093
2015	30,074,456
2016	5,689,761
Loans payable	$81,282,310

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

Restricted Stock Awards activity as of and for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $402,000 of share-based compensation expense related to the Restricted Stock Awards for the nine months ended September 30, 2013 and 2012, respectively.

Note 17 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the nine months and three months ended at September 30, 2013 and 2012 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the nine and three months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$2,065,600	$(5,288,840)	$1,032,626	$(3,297,638)
No.79 Courtyard	57,281,766	26,280,742	21,908,286	13,526,465
Kirin Bay	42,543,969	20,429,217	13,843,172	12,175,422
Property Service	422,980	-	116,461	-

	$102,314,315	$41,421,119	$36,900,545	$22,404,249

Note 18 – Loss per Share

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(3,108,747)	$(7,474,105)	$(1,813,434)	$(1,426,506)
Basic and diluted loss per share	$(0.15)	$(0.36)	$(0.09)	$(0.07)
Basic and diluted weighted average shares outstanding	20,596,546	20,560,016	20,596,546	20,560,016

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of September 30, 2013.

Note 19 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC and Greenfield International Corporation. The non-controlling interests in 2013 and 2012 are summarized as below:

	As of September 30
	2013	2012
	(Unaudited)	(Unaudited)
Brookhollow Lake, LLC	10.0%	-
Greenfield International Corporation	30.0%

The non-controlling interests in Brookhollow Lake, LLC and Greenfield International Corporation that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of September 30, 2013 and “net income attributable to non-controlling interests” in the consolidated statements of operations and comprehensive loss for the period ended September 30, 2013.

Note 20 – Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for 35,953,000 USD. As of September 30, 2013, the outstanding balance of the loan was 35.953,000 USD (221,160,000 RMB). On October 15, 2013, the Company signed a supplement loan agreement in amount of 27,636,000 USD (170,000,000 RMB) which bears 18% interest rate and has a term of one year.   Subsequently, 3,902,000 USD (24,000,000 RMB) was repaid on October 16, 2013 and 4,415,000 USD (27,160,000 RMB) is expected to be repaid before December, 2013.

As of December 31, 2012, the balance of the loan to Huaxia Huifeng was 15,833,000 USD (100,000,000 RMB) which was collected in February, 2013. On January 20, 2013, Kirin loaned 4,877,000 USD (30,000,000 RMB) to Huaxia Huifeng, which was collected in March, 2013. On June 30, 2013, Kirin loaned 3.251,000 USD (20,000,000 RMB) to Huaxia Huifeng, which was collected in July, 2013.

We note that the loans made to a related party all are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to the loan agreement.

(2) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160,000,000 ($22,981,000), translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at December 31, 2012 and September 30, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,332,088 and $26,010,339, translated at respective historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at September 30, 2013, the Company had a remaining $3,088,960 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  As at December 31, 2012 and September 30, 2013, the working capital provided by Jianfeng Guo was RMB140,791,920 and RMB140,998,571 ($22,290,958 and $22,921,379, translated at respective historical rates).  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

The working capital provided by Jianfeng Guo for three months and nine months ended at September 30, 2013 was $101,630 and $630,421.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(39,508,494)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	16,587,115	19,344,580
Working capital provided by Jianfeng Guo in total	(22,921,379)	(22,290,958)
Gross earned government grant held by a related party	26,010,339	25,332,088
Receivable from a related party	$3,088,960	$3,041,130

(4) Prepayment to related party
Please see Note 6 – Prepayments

Note 21 – Contingencies and Commitments

As at September, 2013 and December 31, 2012, the Company provided approximately $64,211,000 and $42,885,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties. Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead. The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 22 – Subsequent Events

On October 15, 2013, the Company signed a supplement loan agreement in amount of 27,636,000 USD (170,000,000 RMB) and bears 18% interest rate and expected to be collected within one year. 3,902,000 USD (24,000,000 RMB) has been repaid on October 16, 2013 and the remaining 4,415,000 USD (27,160,000 RMB) is expected to be repaid before December, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

We focus on middle-income customers in tier-three cities and strive to offer affordable homes. We believe that we are able to keep up with growth relying on: (i) our experience in developing real estate projects; (ii) our experienced management team; (iii) our expertise in conducting real estate sales; (iv) our reputation in the local markets we serve; and (v) our strong working relationship with local government.

Recent Developments

At September 30, 2013, we have the following projects under development:

	Kirin County	No.79 Courtyard (Phase I)	No.79 Courtyard (Phase II)	Kirin Bay (Phase I)	Kirin Bay (Phase II)
Construction beginning	September, 2011	September 2011	March 2013	December 2011	March 2013
percentage-of-completion as of September 30, 2013	99.0%	91.2%	38.8%	70.6%	44.5%
Estimated Completion	late 2013	late 2013	Early 2015	late 2014	Early 2015

Furthermore, at September 30, 2013, we started the constructions of No. 79 Courtyard (Phase III) and Kirin Bay (Phase III);

Financial Performance Highlights

The following summarizes certain key financial information for the nine months ended September 30, 2013.

●
Total revenue was $102.3 million for the nine months ended September 30, 2013, an increase of $60.9 million, or 147.0%, from $41.4 million for the same period of 2012. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to No. 79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months;

●
Gross profit was $11.1 million for the nine months ended September 30, 2013 as compared to a gross profit of $0.9 million for the same period of last year. Gross margin ratio was 10.9% for the nine months ended September 30, 2013 as compared to the gross margin ratio of 2.1% for the same period of 2012.  The increase of gross profit was contributed by construction progress and sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) for the nine months ended September 30, 2013 and cost estimates changes which caused decrease of gross profit for the nine months ended September 30, 2012.

●
Net loss was $3.1 million for the nine months ended September 30, 2013, a decrease of $4.4 million, or approximately 58.4%, from net loss of $7.5 million for the same period of last year, a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) netting off increased selling, general and administrative and interest, accompanying to the development of multiple projects and the borrowing of a higher number of loans simultaneously.

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

As of September 30, 2013 and December 31, 2012, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and nine months ended September 30, 2013 and 2012, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at September 30, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months ended September 30, 2013 and 2012, $nil and $356,749 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $ 8,894,284 and $6,924,572 as at September 30, 2013 and December 31, 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $205,738 as dividend for the nine months ended September 30, 2013.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	5 years
US Properties	39 years

As of September 30, 2013, one of the Company’s offshore subsidiaries Brookhollow Lake purchased a property for rent and the booking value was $2,051,874. The fair value increased to $2,687,531 after the fitment work on this property and the improvement process is still going on.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months and nine months ended September 30, 2013 and 2012 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had loss exclude all dilutive securities for the nine months ended September 30, 2013 and income for the three months ended September 30, 2013.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended September 30, 2013 and 2012, the Company recorded an advertising expense of $668,035 and $318,702, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded an advertising expense of $1,886,130 and $703,528, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at September 30, 2013 and December 31, 2012, the Company retained $144,683 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and nine months ended September 30, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and nine months ended September 30, 2013 and 2012.

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

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue from real estate sales, net	$102,314,315	100.0%	$41,421,119	100.0%	$36,900,545	100.0%	$22,404,249	100.0%	%
Cost of real estate sales	91,164,755	89.1%	40,569,589	97.9%	33,641,375	91.2%	18,665,744	83.3%	%
Gross profit	11,149,560	10.9%	851,530	2.1%	3,259,170	8.8%	3,738,505	16.7%	%
Selling expenses	3,248,828	3.2%	2,141,027	5.2%	1,054,420	2.9%	893,456	4.0%	%
Operating and administrative expenses	5,033,034	4.9%	4,213,331	10.2%	1,528,347	4.1%	1,643,832	7.3%	%
Income (loss) from operations	2,867,698	2.8%	(5,502,828)	-13.3%	676,403	1.8%	1,201,217	5.4%	%
Investment income	205,738	0.2%	-	-	90,500	0.2%		-
Interest expense	(6,282,089)	-6.1%	(4,368,809)	-10.5%	(2,400,120	-6.5%	(3,016,584)	-13.5%	%
Total other expenses	(6,076,351)	-5.9%	(4,368,809)	-10.5%	(2,309,620	-6.3%	(3,016,584)	-13.5%	%
Loss before income taxes expense	(3,208,653)	-3.1%	(9,871,637)	-23.8%	(1,633,217)	-3.1%	(1,815,367)	-8.1%	%
Income taxes benefit	(99,906)	-0.1%	(2,397,532)	-5.8%	180,217	0.2%	(388,861)	-1.7%	%
Net loss	(3,108,747)	-3.0%	(7,474,105)	-18.0%	(1,813,434)	-3.3%	(1,426,506)	-6.4%	%

Our net loss for the nine months ended September 30, 2013 was $3.1 million, a decrease of $4.4 million, from net loss of $7.5 million for the nine months ended September 30, 2012.  Net Loss decreased because of the following reasons:  1) in the first half of year 2013, Kirin Bay Phase I and Phase II, No.79 Courtyard Phase I and Phase II became the main revenue resource and contributed most of the increased revenue and gross profit; 2) in the first quarter of 2012, there was a reassessment of Kirin County project’s expected revenue, budgeted costs, and percentage-of-completion which increased the cost of real estate sales for the nine months ended September 30, 2012; 3) for the nine months ended September 30, 2013, the interest increased substantially due to substantially increased average outstanding bank loan balance and higher interest rate of new loans borrowed in third and fourth quarter of 2012 and first half of year 2013.

Our net loss for the three months ended September 30, 2013 was $1.8 million, a decrease of $0.4 million, from net loss of $1.4 million for the three months ended September 30, 2012.  Net loss decreased because in the first half of year 2013, Kirin Bay Phase I and Phase II, No.79 Courtyard Phase I and Phase II became the main revenue resource and contributed most of the increased revenue and gross profit.

In line with the construction and pre-sale of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), and preparation works for prospective projects, our overall operating expenses in advertising, staff salaries, and administration increased $1.1 million, or 51.7% and $0.2 million, or 18.0% for the nine and three months ended September 30, 2013 compared to the same period of 2012.  Also, our interest expenses increased mainly due to an increased average outstanding bank loans for the nine months and three months ended September 30, 2013 compared to those for the same period of 2012.

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

Revenues and Gross Profit

	Nine Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012
		% of Revenue		% of Revenue		% of Revenue			% of Revenue
Revenue from real estate, net	$102,314,315	100%	$41,421,119	100%	$36,900,545	100%	$		%
-No.79 Courtyard (Phase I)	43,877,017	42.9%	26,280,742	63.4%	15,857,230	43.0%		13,526,465	60.4%
-No.79 Courtyard (Phase II)	13,404,749	13.1%			6,051,056	16.4%			-
-Kirin Bay (Phase I)	22,341,840	21.8%	20,429,217	49.3%	8,287,842	22.5%		12,175,422	54.3%
-Kirin Bay (Phase II)	20,202,129	19.7%			5,555,330	15.1%			-
-Kirin County	2,065,600	2.0%	(5,288,840)	-12.8%	1,032,626	2.8%		(3,297,638)	-14.7%
-Property Service	422,980	0.4%			116,461	0.2%			-
Cost of real estate sales	91,164,754	89.1%	40,569,589	97.9%	33,641,375	91.2%		18,665,744	83.3%
-No.79 Courtyard (Phase I)	35,938,835	35.1%	17,547,514	42.4%	13,012,888	35.3%		7,961,719	35.5%
-No.79 Courtyard (Phase II)	13,450,148	13.1%			5,886,968	16.0%			-
-Kirin Bay (Phase I)	22,006,787	21.5%	16,230,457	39.2%	8,749,820	23.7%		9,185,735	41.0%
-Kirin Bay (Phase II)	17,512,732	17.1%			5,034,215	13.6%			-
-Kirin County	1,961,351	1.9%	6,791,618	16.4%	873,395	2.4%		1,518,290	6.8%
-Property Service	294,902	0.3%			84,089	0.2%			-
Gross profit	11,149,560	10.9%	851,530	2.1%	3,259,170	8.8%		3,738,505	16.7%
-No.79 Courtyard (Phase I)	7,938,182	7.8%	8,733,228	21.1%	2,844,342	7.7%		5,564,746	24.8%
-No.79 Courtyard (Phase II)	(45,399)	-0.0%			164,088	0.4%			-
-Kirin Bay (Phase I)	335,053	0.3%	4,198,760	10.1%	(461,978)	-1.3%		2,989,687	13.3%
-Kirin Bay (Phase II)	2,689,397	2.6%			521,115	1.4%			-
-Kirin County	104,249	0.1%	(12,080,458)	-29.2%	159,231	0.4%		(4,815,928)	-21.5%
-Property Service	128,078	0.1%			32,372	0.1%		-	-
Profit margin	10.9%		2.1%		8.8%			16.7%
-No.79 Courtyard (Phase I)	18.1%		33.2%		17.9%			41.1%
-No.79 Courtyard (Phase II)	-0.3%		-		2.7%			-
-Kirin Bay (Phase I)	1.5%		20.6%		-5.6%			24.6%
-Kirin Bay (Phase II)	13.3%		-		9.4%			-
-Kirin County	5.0%		288.4%		15.4%			146.0%
-Property Service	30.3%		%		27.8%			-%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the nine months and three months ended September 30, 2013 and 2012, revenue was derived from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin County (including adjacent shopping arcade) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the nine months ended September 30, 2013 was $102.3 million, an increase of $60.9 million, or approximately 147.0%, compared to $41.4 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I) and Kirin Bay (Phase II) was $43.9 million, $13.4 million, $22.3 million and $20.2 million respectively, representing 42.9%, 13.1%, 21.8% and 19.7% of total revenue earned in the nine months ended September 30, 2013. For the nine months ended September 30, 2013, Hebei Zhongding Property Service Co., Ltd. commenced to provide property service to Kirin County and began to recognized revenue from this period and contributed $0.4 million of the revenue.

Our revenue from the pre-sale of real estate properties for the three months ended September 30, 2013 was $36.9 million, an increase of $14.5 million, or approximately 64.7%, compared to $22.4 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), Kirin Bay (Phase I) and Kirin Bay (Phase II) was $15.9 million, $6.1 million, $8.3 million and $5.6 million respectively, representing 43.0%, 16.4%, 22.5% and 15.1% of total revenue earned in the three months ended September 30, 2013.

The increment of revenue for the nine months ended at September 30, 2013 was primarily due to the progress we made on the construction of No.79 Courtyard (Phase I) and Kirin Bay (Phase I) both of which were in the middle and later periods of the construction, and No.79 Courtyard (Phase II) and Kirin Bay (Phase II) were in the middle construction stage. Comparatively, for the nine months ended at September, 2012, No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were at the beginning of the construction. The following table shows the percentage-of-completion of each project as at comparable period end:

	As at September 30, 2013	As at December 31, 2012	As at September 30, 2012	As at December 31, 2011
No.79 Courtyard Phase I	91.2%	65.5%	69.9%	57.4%
No.79 Courtyard Phase II	38.8%	-	-	-
Kirin Bay Phase I	70.6%	56.1%	46.1%	24.9%
Kirin Bay Phase II	44.5%	-	-	-
Kirin County	99.4%	96.1%	94.8%	88.9%

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to complement Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we have not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in late 2013. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of September 30, 2013		Cumulative Customer deposits collected as of September 30, 2013	Contract value of pre-sale for the nine months ended September 30, 2013	Customer deposits collected for the nine months ended nine 30, 2013
No.79 Courtyard Phase I		$125,567	126,430	21,582	33,494
No.79 Courtyard Phase II		36,493	32,126	36,493	17,348
Kirin Bay Phase I		87,247	89,117	18,746	13,200
Kirin Bay Phase II		40,609	47,322	40,609	39,119
Kirin County		107,034	115,282	787	2,315
Others phases of Kirin Bay and No. 79 Courtyard	$		35,054		34,659

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the nine months ended September 30, 2013 were $91.2 million, an increase of $50.6 million, or approximately 124.7%, compared to $40.6 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of these projects: No.79 Courtyard (Phase I and Phase II) Kirin Bay (Phase I and Phase II), and both of the No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects were at the peak of expenditures, in accordance with our construction plans, and both of the No.79 Courtyard (Phase II) and Kirin Bay (Phase II) projects were at beginning state.

Our costs of real estate sales for the three months ended September 30, 2013 were $33.6 million, an increase of $15.0 million, or approximately 80.2%, compared to $18.7 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of these projects: No.79 Courtyard (Phase I and Phase II) Kirin Bay (Phase I and Phase II), and both of the No.79 Courtyard (Phase I) and Kirin Bay (Phase I) projects were at the peak of expenditures, in accordance with our construction plans. We commenced the construction of the No.79 Courtyard (Phase II) and Kirin Bay (Phase II) in the second quarter of year 2013.

Gross Profit (Loss).   Gross income for the nine months ended September 30, 2013 was $11.1 million (gross income ratio: 10.9%) compared to gross income $0.8 million (gross income ratio: 2.1%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) in the first three quarters of year 2013, the Kirin County project’s modification of several pre-sale contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the first three quarters of 2012.

Gross income for the three months ended September 30, 2013 was $3.3 million (gross income ratio: 8.8%) compared to gross income $3.7 million (gross income ratio: 16.7%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) in the first three quarter of year.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the nine months ended September 30, 2013 and 2012:

	Total GFA	POC cumulative accomplished		Contract value of units sold for the nine months ended September 30,		Revenue recognized for the nine months ended September 30,
		2013	2012	2013	2012	2013	2012
No.79 Courtyard (Phase I)	130,033	91.2%	69.9%	$21,581,804	$35,937,403	$43,877,017	$26,280,742
No.79 Courtyard (Phase II)	45,122	38.8%	-	36,493,239	-	13,404,749
Kirin Bay (Phase I)	164,124	70.6%	46.1%	18,746,091	41,540,795	22,341,840	20,429,217
Kirin Bay (Phase II)	67,491	44.5%		40,608,941	-	20,202,129
Kirin County	182,789	99.4%	94.8%	786,621	(7,303,899)	2,065,600	(5,288,840)
Total	589,559			$118,216,696	$70,174,299	$101,891,335	$41,421,119

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$16,832,535	15,422	$1,091	$27,194,935	24,711	$1,101
-commercial	2,023,408	374	5,406	5,471,534	1,203	4,547
-garage	2,725,861	4,372	623	3,270,934	4,623	707
No.79 Courtyard Phase II
-One elevator and four suites	34,373,500	41,351	831
-Parking lots	2,119,739	1,656	1,280
Kirin Bay Phase I
-residential	17,711,068	24,628	719	39,814,449	59,002	675
-garage	1,035,023	2,777	373	1,726,346	5,404	319
Kirin Bay Phase II
-residential	39,164,248	38,666	1,013
-garage	1,444,693	2,241	645
Kirin County
-residential	17,386	99	176	1,983,442	2,971	668
-commercial	663,473	(571)	(1,163)	(9,261,171)	(1,982)	4,672
-garage	105,762	250	423	(26,170)	(108)	242
Total	$118,216,696	131,265	$901	$70,174,299	95,825	$732

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$2,227,816	1,883	$1,183	$13,706,878	12,681	$1,081
-commercial	974,539	180	5,416	2,239,435	499	4,488
-garage	427,343	740	577	1,398,881	2,019	693
No.79 Courtyard Phase II
-One elevator and four suites	5,429,940	5,841	930	-	-	-
-Parking lots	533,936	372	1,435	-	-	-
Kirin Bay Phase I
-residential	253,068	211	1,199	19,844,883	28,429	698
-garage	381,568	976	391	519,618	1,651	315
Kirin Bay Phase II
-residential	4,488,411	2,995	1,498	-	-	-
-garage	774,801	1,197	647	-	-	-
Kirin County
-residential	27,329	45	606	135,188	275	492
-commercial	550,246	91	6,041	(6,651,926)	(2,696)	2467
-garage	19,334	35	552	(22,718)	(142)	160
Total	$16,088,331	14,566	$1,104	$31,170,239	42,716	$730

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2013 were $8.3 million, an increase of $1.9 million, or 30.3%, from $6.4 million for the nine months ended September 30, 2012. Corresponding to sales in our No.79 Courtyard (Phase I and Phase II), Kirin Bay (Phase I and Phase II) and Kirin County projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the first three quarters of year 2013 compared with the same period of 2012.

Operating expenses for the three months ended September 30, 2013 were $2.6 million, an increase of $0.1 million, or 1.8%, from $2.5 million for the three months ended September 30, 2012.

We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$8,281,862	100.0%	$6,354,358	100.0%	$2,582,767	100.0%	$2,537,288	100.0%
Selling expenses	3,248,828	39.2%	2,141,027	33.7%	1,054,420	40.8%	893,456	35.2%
Advertising expense	1,886,130	22.8%	703,528	11.1%	668,035	25.9%	318,702	12.6%
Staff salaries	579,748	7.0%	442,660	7.0%	164,969	6.4%	47,155	1.9%
Office and Administrative expenses	782,950	9.5%	994,839	15.7%	221,416	8.6%	527,599	20.8%
General and administrative expenses	5,033,034	60.8%	4,213,331	66.3%	1,528,347	59.2%	1,643,832	64.8%
Staff salaries	2,247,461	27.1%	1,774,033	27.9%	824,760	31.9%	453,550	17.9%
Professional expenses	310,758	3.8%	197,793	3.1%	88,067	3.4%	11,681	0.5%
Office and Administrative expenses	2,474,815	29.9%	2,241,505	35.3%	615,520	23.8%	1,178,601	46.5%

●
Advertising Expenses. Our advertising expenses increased from $0.7 million for the nine months ended September 30, 2012 to $1.9 million for the same period of 2013. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), both of which are currently in their construction stage. The advertising expenses are expected to further increase as we advance to next phase of our No.79 Courtyard and Kirin Bay projects.

Our advertising expenses increased from $0.3 million for the three months ended September 30, 2012 to $0.7 million for the same period of 2013. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II), both of which are currently in their construction stage.

●
Staff Salaries. For the nine months ended September 30, 2013 and 2012 our selling and administrative staff expenses were $2.8 million and $2.2 million respectively. This increase is mostly related to more sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of other phases of the No.79 Courtyard and Kirin Bay projects continue.

For the three months ended September 30, 2013 and 2012 our selling and administrative staff expenses were $1.0 million and $0.5 million respectively. This moderate increase is mostly related to sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards.

●
Office and Administrative Expenses. Office and administrative expenses increased from $3.2 million to $3.3 million for the nine months ended September 30, 2012 to 2013, a result of additional expenses such as office supplies costs, traveling, and communication fees and service expenses by third parties.

Office and administrative expenses decreased from $1.7 million to $0.8 million for the three months ended September 30, 2012 to 2013.

Interest Expense.  Our interest expense was $6.3 million for the nine months ended September 30, 2013, an increase of $1.9 million, or 43.8%, from $4.4 million for the same period of 2012.  Our interest expense was $2.4 million for the three months ended September 30, 2013, a decrease of $0.6 million, or 20.0%, from $3.0 million for the same period of 2012.  The decrease was primarily due to substantially decreased average outstanding bank loan balance and repayment of some bank loans in the third quarter of 2013, however we expect that there will be an increase of interest expense in the near future when we have additional projects in development.

Income Taxes.  Income taxes benefit for the nine months ended September 30, 2013 totaled negative $0.1million, a decrease of $2.3 million or 95.8% from income taxes expenses of $2.4 million for the nine months ended September 30, 2012. Income taxes loss for the three months ended September 30, 2013 totaled $0.2 million, an increase of $0.6 million or 146.3% from income taxes expenses of negative $0.4 million for the three months ended September 30, 2012. The changes in our income taxes were mainly due to downward adjustment to land appreciation tax liability and deferred tax liabilities in relation to revenue recognition caused by increased total project estimated costs for the nine months ended September 30, 2012.

Net Loss.  Net loss for the nine months ended September 30, 2013 was $3.1 million compared to net loss of $7.5 million in the nine months ended September 30, 2012, a decrease of $4.4 million or 58.4%. This decrease was principally a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I and Phase II) and Kirin Bay (Phase I and Phase II) and the increased selling, general and administrative expenses and interest expenses, accompanying to the development of multiple projects and the increased interest expenses relating to the borrowing of a higher number of loans within the comparable periods.

Net loss for the three months ended September 30, 2013 was $1.8 million compared to net loss of $1.4 million in the three months ended September 30, 2012, an increase of $0.4 million or 6.4%.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Net cash generated from operating activities	$9,218,302	$10,159,582
Net cash used in investing activities	(26,375,309)	(280,974)
Cash flows provided by financing activities	10,717,608	10,114,659
Effect of exchange rate changes on cash and cash equivalent	470,141	22,142
Net increase(decrease) in cash and cash equivalents	(5,969,258)	20,015,409
Cash and cash equivalents - beginning of period	24,098,688	10,602,165
Cash and cash equivalents - end of period	18,129,430	30,617,574

We had a balance of cash and cash equivalents of $18.1 million as of September 30, 2013 compared with a balance $30.6 million as of September 30, 2012. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $9.2 million for the nine months ended September 30, 2013, compared to net cash provided from operating activities of $10.2 million for the nine months ended September 30, 2012, a decrease of $1.0 million. The decrease in net cash flows from operating activities was primarily due to the following:

●
We received $29.9 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the nine months ended September 30, 2013, compared to $37.5 million received in the nine months ended September 30, 2012, which led to a $7.6 million decrease in net cash inflow from operating activities;

●
We invested $5.9 million in real properties and land lots under development (net of accounts payable) in the nine months ended September 30, 2013.  In the same period of 2012, we spent $9.4 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $15.2 million saving in cash outflow from operating activities;

●
Changes in prepayments (combination of others receivables) provided $23.2 million cash outflow for the nine months ended September 30, 2013.  In the same period of 2012, changes in prepayments contributed $5.8 million cash outflow.

Investing Activities. Net cash provided used in investing activities was $26.3 million for the nine months ended September 30, 2013, compared to net cash of $0.3 million used in investing activities for the nine months ended September 30, 2012, represented an increase of $26.0 million. The increase was a result of a RMB 100 million short-term loan repaid by a related party and a $36.0 million mid-term loan to the related party for the period.  We also increased our investment by $3.9 million in Xingtai Rural Commercial Bank which led to an increase of the cash flow out.

Financing Activities. Net cash inflow from financing activities was $10.7 million for the nine months ended September 30, 2013, compared to $10.1 million cash inflows for the nine months ended September 30, 2012, an increase of cash outflows of $0.6 million. This was mainly due to increase of new loan was more than repayment of expired bank loans for this period.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the nine months ended of September 30, 2013

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$81,282	$45,518	$35,764
Costs of land use rights	3,806	3,806	-
Non-cancellable construction contract obligations	56,507	56,025	482
Total	141,595	105,349	36,246

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

As of September 30, 2013, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $141.6 million.

Material Financial Obligations

Loans Payable

As of September 30, 2013 our total loan balance was $81.3 million.

●
In December 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a loan contract to totaling $4,876,939 with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
In August 2012, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $ 24,384,000) with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of September 30, 2013, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB188,000,000 (approximately $29,088,000).  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through May 19, 2014, and borne an annual interest rate of 9.84%.

●
On April 24, 2013, Hebei Youerma Business Service Co.,Ltd., a subsidiary of the Company, entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB20,000,000 (approximately $3,251,292) through a third party company.  This loan was credit loan, and borne an annual effective interest rate of 7.2%. The principal amount of the loan is due on April 24, 2014.

●
On May 15, 2013, Hebei Zhongding Real Estate Development Co., our subsidiary, entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $43,892,447).  These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 11.30%. As of September 30, 2013, the Company has drawn RMB 120,000,000 from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB70,000,000 shall be repaid by January 30, 2014.  RMB50,000,000 shall be repaid by September 30, 2015.  RMB50,000,000 shall be repaid by January 30, 2016.  RMB50,000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB3,800,000 to the lender as a financing service charge under the loan.

Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for 35,953,000 USD. As of September 30, 2013, the outstanding balance of the loan was 35,953,000 USD (221,160,000 RMB). On October 15, 2013, the Company signed a supplement loan agreement in amount of 27,636,000 USD (170,000,000 RMB) which bears 18% interest rate and has a term of one year.   Subsequently, 3,902,000 USD (24,000,000 RMB) was repaid on October 16, 2013 and 4,415,000 USD (27,160,000 RMB) is expected to be repaid before December, 2013.

As of December 31, 2012, the balance of the loan to Huaxia Huifeng was 15,833,000 USD (100,000,000 RMB) which was collected in February, 2013. On January 20, 2013, Kirin loaned 4,877,000 USD (30,000,000 RMB) to Huaxia Huifeng, which was collected in March, 2013. On June 30, 2013, Kirin loaned 3,251,000 USD (20,000,000 RMB) to Huaxia Huifeng, which was collected in July, 2013.

We note that the loans made to a related party all are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to the loan agreement and implementing controls that will prevent this type of violation from happening in the future.

(2) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160,000,000 ($22,981,000), translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at December 31, 2012 and September 30, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,332,088 and $26,010,339, translated at respective years’ historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development (see Note 20 (3)). As at September 30, 2013, the Company had a remaining $3,088,960 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo. As at December 31, 2012 and September 30, 2013, the working capital provided by Jianfeng Guo was RMB140,791,920 and RMB140,998,571 ($22,290,958 and $22,921,379, translated at respective years’ historical rates). Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

The working capital provided by Jianfeng Guo for three months and nine months ended at September 30, 2013 was $101,630 and $630,421.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(39,508,494)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	16,587,115	19,344,580
Working capital provided by Jianfeng Guo in total	(22,921,379)	(22,290,958)
Gross earned government grant held by a related party	26,010,339	25,332,088
Receivable from a related party	$3,088,960	$3,041,130

(4) Prepayment to related party
Please see Financial statements Note 6 – Prepayments

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of September 30, 2013.

●	We do not have a functional audit committee; and

●
We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions. Specifically the Company made loans to related party companies which is in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential shareholder lawsuits. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to the loan agreement and implementing controls that will prevent this type of violation from happening in the future.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter of September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness described above resulted in the Company having another repeated violation under Section 402 of the Sarbanes-Oxley Act of 2002 in the past quarter.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Loan Agreement dated August 15, 2013 between Hebei Zhongding Real Estate Development Co., Ltd.and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd.
10.2	Supplemental Loan Agreement dated October 15, 2013 between Hebei Zhongding Real Estate Development Co., Ltd.and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

†In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: November 19, 2013	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)