Form 10-K
period 2013-12-31
Kirin International Holding, Inc.
filed 2014-04-15
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

12th Floor, Building F, Phoenix Plaza No. A5ShuguangXili Chaoyang District, Beijing, 100028 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 84554001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,413,807.

Number of the issuer’s common stock outstanding as of April 15, 2014: 20,596,546.

Documents incorporate by reference: None.

SPECIAL NOTE REGARDING VOLUNTARY FILER STATUS

Kirin International Holding, Inc. is a “voluntary filer” with the U.S. Securities and Exchange Commission. This means that the Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company. Therefore the Company’s status a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders.

The Company’s voluntary filer status may lead to its removal from the over the counter bulletin board, as Rule 6530 of the Financial Industry Regulatory Authority provides that issuers must be required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 in order to remain listed.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “the Company,” “Kirin,” “we,” “us,” and “our” refers to the combined business of Kirin International Holding, Inc. (“Kirin International”), namely our wholly-owned subsidiary formed in British Virgin Islands, Kirin China Holding Limited formed (“Kirin China”), and Kirin China’s wholly-owned subsidiary Kirin Huaxia Development Limited, a holding company formed in Hong Kong (“Kirin Development”), and Kirin Development’s wholly-owned subsidiary Shijiazhuang Kirin Management Consulting Co., Ltd., a PRC holding company, and our variable interest entities Hebei Zhongding Real Estate Development Co., Ltd, a PRC company (“Hebei Zhongding”) and Xingtai Zhongding Jiye Real Estate Development Co., Ltd., a PRC Company (“Xingtai Zhongding”), as well as our four wholly-owned subsidiaries formed in California, Spectrum International Enterprise, LLC (“Spectrum International”), Brookhollow Lake, LLC (“Brookhollow Lake”), Greenfield International Corporation (“Greenfield International”), Kirin Hopkins Real estate (“Kirin Hopkins”), and Newport Property Holding, LLC(“Newport Property).

PART I

Item 1.	Business.

Overview

Kirin is a Nevada corporation that operates through its wholly-owned subsidiary, Kirin China, a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC. Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development. Kirin China’s projects are currently concentrated in Hebei Province of the PRC, primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

Our revenue for the year ended December 31, 2013 was $178.3 million, an increase of $111.0 million, or approximately 164.9%, compared to $67.3 million for the year ended December 31, 2012. This increase was mainly due to the sales of No.79 Courtyard and Kirin Bay.

For the year ended December 31, 2013, No.79 Courtyard’s revenue was $92.4 million, an increase of $54.8 million, or 146.2%, as compared to $37.5 million for the year ended December 31, 2012, this increase was mainly due to the sales of No.79 courtyard (Phase II, Phase III). As of December 31, 2012, only No. 79 Courtyard Phase I met revenue recognition requirement and reached a percentage-of-completion 65.5%, as of December 31, 2013, No.79 Courtyard Phase I, Phase II and Phase III met revenue recognition requirement and reached a percentage-of-completion of 95.3%, 59.1% and 53.6%, respectively.

For the year ended December 31, 2013, Kirin Bay’s revenue was $82.6 million, an increase of $50.3 million, or approximately 155.3%, as compared to $32.4 million for the year ended December 31, 2012, this increase was mainly due to the sales of Kirin Bay (Phase II, Phase III). As of December 31, 2012, only Kirin Bay Phase I met revenue requirement and reach a percentage-of-completion 56.1%, as of December 31, 2013, Kirin Bay Phase I, Phase II and Phase III met revenue recognition requirement and reached a percentage-of-completion of 85.0%, 61.6% and 35.9%, respectively.

No.79 Courtyard (Phase I), the construction of which commenced in the fourth quarter of 2011, met revenue recognition requirement  and reached a percentage-of-completion of 95.3% by the year ended December 31, 2013; No.79 Courtyard (Phase II), the construction of which commenced in the second quarter of 2013, met revenue recognition requirement and reached a percentage-of-completion of 59.1% by the year ended December 31, 2013; No.79 Courtyard (Phase III), the construction of which commenced in the third quarter 2013, met revenue recognition requirement and reached a percentage-of-completion of 53.6% by the year ended December 31, 2013.

Kirin Bay (Phase I), the construction of which commenced in fourth quarter of 2011, met the revenue recognition requirement and reached a percentage-of-completion of 85.0% by the year ended December 31, 2013; Kirin Bay (Phase II), the construction of which commenced in the first quarter of 2013, met revenue recognition requisition and reached a percentage-of-completion of 61.6% by the year ended December 31, 2013; Kirin Bay (Phase III), the construction of which commenced in the second quarter of 2013, met revenue recognition requirement  and reached a percentage-of-completion of 35.9% by the year ended December 31, 2013.

No.79 Courtyard and Kirin Bay are large-scale projects; their development is divided into four phases. No.79 Courtyard (Phase I) is being delivered to customers. We anticipate that No.79 Courtyard (Phase II and Phase III) will be delivered to customers in mid-to-late 2015. Kirin Bay (Phase I) is expected to be delivered to customers in mid-2014, Kirin Bay (Phase II) will be delivered to customer in mid-to-late 2014 and Kirin Bay (Phase III) is expected to be delivered to customer in late 2015.

Kirin County is a building complex of residences, commercial buildings and hotel-style apartments, the construction of which commenced in September 2009. The Kirin County Project has a total construction area of approximately 180,000 square meters. As of December 31 2013, we have completed 100% of the construction of the Kirin County Project. The residential portions of Kirin County Project have been delivered to customers in the year of 2012. Kirin County adjacent shopping arcade (Kirin Plaza), the construction of which commenced in the second quarter of 2011, which is expected to be delivered to customers in 2014.

Corporate History

Prior to March 1, 2011, we were engaged in the business of offering smokeless cigarette. On March 1, 2011, we completed a reverse acquisition transaction through a share exchange with Kirin China whereby we acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of our common stock, which represented approximately 98.4% of our total shares outstanding immediately following the closing of the Share Exchange (the “Share Exchange”). As a result of the Share Exchange, Kirin China became our wholly-owned subsidiary. We ceased our smokeless cigarette business and became a holding company, which through certain contractual arrangements with our variable interest entities in the PRC, engage in the development and operation of real estate in the PRC.

Organization & Subsidiaries

Our wholly owned subsidiary, Kirin China owns all of the share capital of Kirin Development. Kirin Development owns all of the share capital of Kirin Management, a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province. In anticipation of the Share Exchange, on December 22, 2010, Kirin Management entered into a series of contractual arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of HebeiZhongding and XingtaiZhongding and their respective shareholders (the “Contractual Arrangements”). As a result of the Contractual Agreements, Kirin Management controls, and is entitled to the economic benefits of, HebeiZhongding and XingtaiZhongding. In turn, Iwamatsu Reien, the sole shareholder of the BVI Companies (as defined below), which are our principal stockholders, has entered into the Call Option Agreements with the Option Holders (as defined below) including Mr. JianfengGuo, the beneficial owner of HebeiZhongding and XingtaiZhongding, granting an option to the Option Holders to purchase all of the shares of the BVI Companies. Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with HebeiZhongding and the terms and conditions of the Contractual Arrangements with XingtaiZhongding are the same. The following is a summary of each of the Contractual Arrangements:

●
Entrusted Management Agreement. Pursuant to the Entrusted Management Agreement between Kirin Management, the variable interest entities and the shareholders of the variable interest entities Hebei Zhongding and Xingtai Zhongding, Hebei Zhongding and Xingtai Zhongding and their shareholders agreed to entrust the business operations of the variable interest entities and its management to Kirin Management until Kirin Management acquires all of the assets or equity of Hebei Zhongding and Xingtai Zhongding. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Hebei Zhongding and Xingtai Zhongding and to control and administrate the financial affairs and daily operation of Hebei Zhongding and Xingtai Zhongding. In exchange, Kirin Management is entitled to the the earnings before tax of Hebei Zhongding and Xingtai Zhongding as a management fee which depends on the before-tax profit of Hebei Zhongding and Xingtai Zhongding and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the debts of Hebei Zhongding and Xingtai Zhongding to the extent Hebei Zhongding and Xingtai Zhongdingare unable to pay such debts. Specifically, if the variable interest entities do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of  Hebei Zhongding and Xingtai Zhongding to the extent that Hebei Zhongding and Xingtai Zhongding are unable to pay such debts. Likewise, if the net assets of Hebei Zhongding and Xingtai Zhongding are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and Hebei Zhongding and Xingtai Zhongding will determine the debt Hebei Zhongding and Xingtai Zhongding and the respective ability of Hebei Zhongding and Xingtai Zhongding to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Hebei Zhongding and Xingtai Zhongding except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of Hebei Zhongding and Xingtai Zhongding.  To date, Kirin Management has not paid any debt of Hebei Zhongding and Xingtai Zhongding respectively.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of Hebei Zhongding and Xingtai Zhongding, or (2) the date on which Kirin Management completes the acquisition of Hebei Zhongding and Xingtai Zhongding. Pursuant to the Entrusted Management Agreement, Hebei Zhongding and Xingtai Zhongding and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

●
Shareholders’ Voting Proxy Agreement.   Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding, the shareholders of Hebei Zhongding and Xingtai Zhongding irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the shareholders of Hebei Zhongding and Xingtai Zhongding.  Mr. Guo is the sole member of the board of directors of Kirin Management.  There is no renewing clause in the Shareholders’ Voting Proxy Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, it shall become effective upon the execution by Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding and shall not be terminated prior to the completion of acquisition of all of the shares in, or all assets or business of, Hebei Zhongding and Xingtai Zhongding by Kirin Management.

●
Exclusive Option Agreement.   Under the Exclusive Option Agreement between Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, the shareholders of Hebei Zhongding and Xingtai Zhongding granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Hebei Zhongding and Xingtai Zhongding to the extent that such purchase does not violate any PRC law or regulations then in effect. If Kirin Management exercises its option, Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding shall enter into further agreements regarding the exercise of the option, including the exercise price, which such additional agreements shall take into consideration factors such as the then applicable PRC laws and the then appraisal value of Hebei Zhongding and Xingtai Zhongding.  The exercise price shall be refunded to Kirin Management or Hebei Zhongding and Xingtai Zhongding at no consideration in a manner decided by Kirin Management, in its reasonable discretion. Since Kirin Management controls and receives the economic benefits of Hebei Zhongding and Xingtai Zhongding through the Contractual Arrangements, exercising the option at this point will not result in any immediate additional benefit to the Company. Kirin Management will exercise the option when the Company believes that exercising the option would be more beneficial to it. The Exclusive Option Agreement was set up in this manner as currently foreign invested real estate enterprises are strictly controlled and heavily regulated by the PRC authorities. The Company thinks it will be subject to complex procedural requirements if it attempts to obtain approval for the acquisition of share equity or assets of Hebei Zhongding and Xingtai Zhongding under the current PRC regulations.  There is no renewing clause in the Exclusive Option Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Exclusive Option Agreement, it shall be effective upon the execution by Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, and shall remain effective thereafter; the Exclusive Option Agreement may not be terminated without the unanimous consent of Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, except that Kirin Management may, by giving thirty days prior notice to Hebei Zhongding and Xingtai Zhongdingand the shareholders of Hebei Zhongding and Xingtai Zhongding, terminate it.

The Company does not own any equity interests in Hebei Zhongding and Xingtai Zhongding, but controls and receives the economic benefits of their business operations through the Contractual Arrangements. In addition, Hebei Zhongding and Xingtai Zhongding are contractually controlled by the Company. Accordingly, the Company is able to consolidate the results, assets and liabilities of Hebei Zhongding and Xingtai Zhongding into its financial statements. No dividends have been paid to us to date. We intend to use the profits of Hebei Zhongding and Xingtai Zhongding for re-development of planned projects and future procurement of land use rights. We do not anticipate that Hebei Zhongding and Xingtai Zhongding will pay any dividends in the near future. XingtaiZhongding represents 1.8%, HebeiZhongding represents 51.8% and Kirin Bay represents 46.4% of the Company’s revenue for the year ended December 31, 2013.

Direct acquisition of Hebei Zhongding and Xingtai Zhongding by us would constitute a round-trip investment under the 2006 M&A Rule (please see “Government Regulation and Approvals — Mergers and Acquisitions” below). In addition, the PRC has imposed strict regulations on foreign investment in PRC real estate development enterprises. We believe that complex procedural requirements, including examination by governmental authorities, would likely follow any attempt by the Company to obtain approval for the direct acquisition of the share equity or assets of Hebei Zhongding and Xingtai Zhongding under current PRC regulations. Accordingly, we established Kirin Management as our wholly owned subsidiary and adopted the Contractual Arrangements to control and consolidate Hebei Zhongding and Xingtai Zhongding for the purpose of obtaining financing from outside the PRC.

We intend to use the proceeds from potential future offerings to pay the financial expenditures of our offshore holding companies. As a holding company, neither Kirin China nor Kirin Development has material expenditures. Kirin Management has not received any cash or assets from Hebei Zhongding and Xingtai Zhongding but has the right to obtain management fees equal to the profit of Hebei Zhongding and Xingtai Zhongding in 2013. All significant costs and expenses occur in Hebei Zhongding and Xingtai Zhongding.

Our corporate structure is as follows:

* Mr. JianfengGuo is deemed to be the sole beneficial owner of all of the equity interests in and is the founder of the Operating Companies. Mr. Guo has entered into trust agreements with respect to his holdings in each of Hebei Zhongding and Xingtai Zhongding, pursuant to which Mr. Guo is entitled to all rights afforded to a shareholder of Hebei Zhongding and Xingtai Zhongding, including the right to manage and operate Hebei Zhongding and Xingtai Zhongding, to receive dividends, and bear the risks of a shareholder of Hebei Zhongding and Xingtai Zhongding. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of Hebei Zhongding and Xingtai Zhongding. Mr. Guo entered into the trust agreements for several reasons. First, when HebeiZhongding was established in 2004, the then applicable Company Law of the PRC did not allow a company to be wholly owned by a sole shareholder unless it was a state owned company. Consequently, Mr. Guo used Ms. Bi, his wife, and other individuals and entities as the nominal shareholders to hold the equity interest of Hebei Zhongding and Xingtai Zhongding. Although the revised Company Law of the PRC, effective as of 2006, permits a company to be owned by a sole shareholder, the registered shareholding structure of HebeiZhongding was not changed in order to meet the financing requirements by our lenders. Second, the current effective Company Law of the PRC does not allow a domestic company that is owned by a sole individual shareholder to have any wholly owned subsidiaries. However, XingtaiZhongding has three wholly-owned subsidiaries. Consequently, Mr. Guo uses other nominal shareholders to hold part of the shares of XingtaiZhongding. Third, Hebei Zhongding and Xingtai Zhongding from time to time provide guarantees to each other for bank loans and the bank will not accept guarantees from the company if the registered controlling shareholder is also the borrower’s registered controlling shareholder. For all these reasons Mr. Guo entered into the trust agreements with the nominal shareholders. Through these trust agreements, Mr. Guo had the registered shareholders of Hebei Zhongding and Xingtai Zhongding enter into Contractual Arrangements with Kirin Management. Mr. Guo did so because he stands to benefit from the Contractual Arrangements due to the option to acquire Prolific Lion, the principle shareholder of the Company. With respect to Hebei Zhongding, Mr. Guo has entered into trust agreements with each of Liping Bi, JianfeiGuo, Li Zhao, JianheGuo and Liying Li (collectively, the “HebeiZhongding Trustees”). The Hebei Zhongding Trustees comprise all of the registered shareholders of Hebei Zhongding. With respect to Xingtai Zhongding, Mr. Guo is the 51% registered shareholder. In addition, Mr. Guo has entered into trust agreements with each of XieYuelai and Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd., a company controlled by Mr. Guo (collectively, the “Xingtai Zhongding Trustees”). The Xingtai Zhongding Trustees are the 49% registered shareholders of Xingtai Zhongding. Among these nominal holders of Hebei Zhongding and Xingtai Zhongding, Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. is a company controlled by Mr. Guo, while the other individual nominal holders are family members or friends of Mr. Guo, who are willing to hold the shares in a nominal fashion for him. Pursuant to these trust agreements, Mr. Guo is deemed to be the beneficial owner of all the shares of Hebei Zhongding registered in the name of the Hebei Zhongding Trustees and Xingtai Zhongding registered in the names of the Xingtai Zhongding Trustees. Pursuant to the trust agreements, Mr. Guo is entitled to all rights of a shareholder of each of Hebei Zhongding and Xingtai Zhongding. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of Hebei Zhongding and Xingtai Zhongding. There is no requirement under the PRC laws and regulations to register such trust agreements with any authority.

Iwamatsu Reien, a Japanese citizen, held 100% of the shares of Prolific Lion Limited, Valiant Power Limited and Solid Wise Limited, each of which were incorporated in the British Virgin Islands (each a “BVI Company” and collectively the “BVI Companies”) and which respectively own 72.3%, 8.7% and 8.7% of the shares of the Company. The Company owns all the share capital of Kirin China. Kirin China owns all of the share capital of Kirin Development which in turn owns all of the share capital of Kirin Management, a wholly foreign owned enterprise in the PRC. Kirin Management controls and receives the economic benefits of Operating Companies’ business operations through the Contractual Arrangements. Through the Call Option Agreements (as defined below) Iwamatsu Reien has granted options to the Option Holders (as defined below) to purchase all of the shares of the BVI Companies. Each Option Holder shall be deemed to be the beneficial owner of the applicable BVI Company.

In order to avoid conflict with SAFE 75 Circular, which has certain restrictions on PRC residents to obtain overseas shares, on December 22, 2010, Iwamatsu Reien entered into Call Option Agreements (collectively, the “Call Option Agreements”) with each of Mr. Guo, Mr. Longlin Hu and Ms. Xiangju Mu (collectively, the “Option Holders”) pursuant to which Mr. Guo is entitled to purchase up to 100% shares of Prolific Lion Limited, Longlin Hu is entitled to purchase up to 100% shares of Valiant Power Limited and Xiangju Mu is entitled to purchase up to 100% of the shares of Solid Wise Limited, each at a nominal price of $0.0001 per share for a period of five years upon satisfaction of certain conditions, which such conditions were designed to be easily met. Specifically, (i) if the Operating Companies and their respective subsidiaries achieved net income of $1 million as calculated and audited in accordance with U.S. GAAP for the fiscal year ended December 31, 2009, each Option Holder will be entitled to purchase 40% of the outstanding shares of the applicable BVI Company; (ii) if the Operating Companies and their respective subsidiaries achieve net income of $2 million as calculated in accordance with U.S. GAAP for the fiscal year ended December 31, 2010, each Option Holder will be entitled to purchase 30% of the outstanding shares of the applicable BVI Company; (iii) if Hebei Zhongding and Xingtai Zhongding and their respective subsidiaries achieve net income of $3 million in accordance with U.S. GAAP for the fiscal year ended December 31, 2011, each Option Holder will be entitled to purchase up to 30% of the remaining outstanding shares of the applicable BVI Company. In addition, the Operating Companies and their respective subsidiaries achieve net income of $3 million in fiscal year 2010, each Option Holder shall have the right to purchase all shares of the applicable BVI Company at consideration of $1.00 and the third condition shall be deemed as having been met. The Company has determined that Hebei Zhongding and Xingtai Zhongding and their respective subsidiaries achieved net income of $3 million in fiscal year 2010 and therefore Mr. Guo, Mr. Hu and Ms. Mu have the right to purchase all of the shares of the applicable BVI Company. On October 31, 2012, the Purchasers exercised their call options and acquired all of shares of the BVI Companies.

By way of background, Ms. Reien established the BVI entities. Kirin China was established on July 6, 2010 and Kirin China formed Kirin Development under the laws of Hong Kong on July 27, 2010. Ms. Reien is a friend of Mr. Guo and established Kirin China for the Option Holders to comply with SAFE Circular 75 in anticipation of share exchange transaction with us. Under the Call Option Agreements, Ms. Reien acted as the nominee for the Option Holders.

To date, Mr. Guo, Mr. Hu and Ms. Mu each own all of the capital shares of the respective BVI Company and each serve as the director of the respective BVI Company; they are deemed to beneficially own the shares of the Company’s common stock owned by the BVI Companies. Additionally, Mr. Guo and Mr. Hu constitute the board of directors of Kirin China and Kirin Development. Mr. Guo and Mr. Hu are the acting Chairman and CEO, respectively, of Hebei Zhongding and Xingtai Zhongding. Ms. Reien does not and will not engage in the management or operation of any of the BVI Companies or Kirin China or any of the subsidiaries of Kirin China. Ms. Reien has not and will not receive any consideration for entering into the Call Option Agreements.

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

Completed Projects

Kirin has completed the following projects in Xingtai City (denoted by the red star in the map above):

●
Ming Shi Hua Ting. Ming Shi Hua Ting is a residential center comprised of two residential buildings with between 14 and 19 floors each and eight residential buildings with six floors each. This project was completed in 2006 and targeted homebuyers with middle to high income. The total construction area consisted of 109,260 square meters.

●
Wancheng New World Commercial Center. Wancheng New World Commercial Center is primarily a commercial and business center which includes a shopping center, restaurants, recreation facilities, and entertainment and tourist attractions. The project also included over 300 residential properties. The total land area for this project was 57,000 square meters. The project commenced construction in 2007 and has been in service since June 2009. The Company’s Wancheng New World Commercial Center Project is also known as the Xintiandi Project.

●
Kirin County Community. Construction on Kirin County Community commenced in September 2009 and was 100% completed by December 31, 2013. This project covers land area of 47,900 square meters. Total construction area is approximately 180,000 square meters and is comprised of residences, commercial buildings and hotel-style apartments.

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

●
No. 79 Courtyard.   No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. The project is positioned as a high-end residential development with some mixed commercial use. Construction started in October 2011 and project completion is planned for the last quarter of 2014. The first phase residences are being delivered to customers while the final phase residences are expected to be delivered in 2015.

In addition to its projects in Xingtai, the Company has started research on the conditions of certain property and land and development approval procedures in cities like Shijiazhuang of Hebei Province and Dezhou and Zibo of Shandong Province (as denoted by the blue stars on the map above).

Kirin’s Homebuyers

Kirin markets its residential properties to local PRC homebuyers with $293 to $156,206 in monthly earnings, which is regarded in the PRC as middle to high income. Kirin believes that its homebuyers have high expectations of the quality of their residences, the overall community environment and surrounding amenities and developments. Kirin also believes that its homebuyers’ purchase decisions significantly influence the decisions of others of their same social status. Kirin’s targeted homebuyers vary from projects. For example, No.79 Courtyard is focusing on high-income homebuyers and Kirin Bay is focusing on standard residence markets.

The following chart shows the household monthly incomes of homebuyers who purchased residences from the Company:

The following chart shows the averaged ages of homebuyers who purchased residences from the Company:

The following chart shows purchase time of homebuyers for different projects during the period:

The Company believes that its homebuyers are primarily motivated by the need to improve their housing conditions,  or “move-up” from rentals or shared living arrangements with relatives to a place of their own.

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

The primary purchasers of the commercial stores of Wancheng New World Commercial Center are entrepreneurs and investors with substantial purchasing power who live in Xingtai city or a nearby city, government officers, public servants, real estate speculators and a variety of well-known restaurants, banks, and companies in telecommunication, advisory, advertisement, and finance sectors.

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

The per capita consumption of a city indicates the purchasing power of its residents. The purchasing power growth in tier-three cities is faster than overall purchasing power. China’s average growth of per capita consumption in 2013 was 12.4% according to the annual report filed by the National Bureau of Statistics. Growth in tier-one cities such as Beijing and Shanghai was reported below that average. Many tier-three cities in cities such as Dali in Yunnan, Nanchong in Sichuan, Nanchang in Jiangxi, Taizhou in Zhejiang and Weihai and Dezhou in Shandong exceeded the average, indicating higher real estate purchasing power (from Dongxing Securities Industry Report). We believe this indicates that purchasing power in tier-three cities is growing at a faster rate than it is in tier-one cities.

In 1980, a mere 19.8% of the population in China was urban and by the end of 2013, the urbanization rate had reached 53.73% according to the annual report filed by the National Bureau of Statistics. According to a report by BNP Paribas (BNPP), China’s urbanization rate should reach 60% by 2020 as shown below:

Similarly, it is predicted that the China’s urbanization rate will hit 58 percent in 2015 and grow to 65 percent by 2030 from the annual report on urban development by the Chinese Academy of Social Sciences (CASS). According to McKinsey in the Preparing for China’s Urban Billion report in March 2008, 350 million people will be added to China’s urban population by 2025—more than the population of today’s United States. One billion people are expected to live in China’s cities by 2030 and 221 Chinese cities are expected to have over one million residents. Five billion square meters of road are expected to be paved, 170 mass transit systems could be built and 40 billion square meters of floor space could be built—in five million buildings. More than half of China’s population today is still rural. With an ongoing flow of workers from the countryside into the cities, officials estimate prospective housing needs for 400 million new urban dwellers over the next 25 years.

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

Real estate developers have been finding it difficult to obtain easy financing for their projects due to the recent strict credit loan policies for both developers and buyers. Many of them have subsequently turned to high-cost financing, with interest rates ranging from 12% to 16%, compared with the benchmark rate of 5.31% for one-year loans as indicated in a report by China Daily.

Foreign investors account for a small proportion of the real estate market. According to the National Bureau of Statistics, foreign investors put approximately $35.85 billion into the real estate development in 2012, a 92.3 percent decrease for the same period in 2011. UBS Global Asset Management announced in April 2010 that it had successfully concluded the first closing of its joint-venture with Gemdale Corporation, a leading listed real estate developer in China. It will invest in residential development projects in First Tier and selected Second Tier cities in China. In mid-March 2010, China Overseas Land & Investment Ltd., together with ICBC International Investment Management Ltd., set up a $250 million real estate fund to invest in China’s property market.

According to the Wall Street Daily, one-quarter of Chinese homebuyers pay cash, and, on average, mortgages cover only half the property’s value. Household debt in China amounts to approximately 40% of household incomes.

Market Overview of Xingtai

According to a report from the China Daily, the total housing supply in Xingtai was 1.1 million square meters in 2005 and 1.5 million square meters in 2006; due to the macroeconomic control policy specified by the state, the housing supply shrank slightly to 1.1 to 1.3 million square meters in 2007 and the housing supply in 2008 was 1.5-1.8 million square meters.

With the development of its local economy, since 2006 an increasing number of residents of other regions of China have been immigrating to Xingtai, which has increased housing demand. Kirin China expects this trend in increased immigration to Xingtai to continue in the near future.

According to a report from China's National Bureau of Statistics, as of the end of 2013, the core urban population of Xingtai was approximately 800,000 and its total residential area was approximately 18.4 million square meters. As such, the per capita residential area in Xingtai city was 23 square meters as of the end of 2013. According to the national “well-off” standards published by the PRC’s Department of Construction, by 2020, the average living area for urban population is expected to reach 35 square meters with an average floor area of 100 to 120 square meters for each residence. The Company believes the anticipated shortage in average living area per person in Xingtai necessary in order to meet the “well-off” standard indicates significant development potential.

Xingtai can be generally divided into two parts: Qiaodong District (i.e. East of Bridge) and Qiaoxi District (i.e. West of Bridge). The Qiaodong District is the old city area which features transportation, concentrated retail trading areas, aged buildings and a highly polluted environment. Currently, the scale of real estate development in this region is small and scattered due to high relocation costs. The quality of real estate is also low and the buildings are mostly mid-rise. Qiaoxi District, on the contrary, is the region being promoted by the local Xingtai government for development. Qiaoxi District is anticipated to be the center of the new urban area, as planned by the Xingtai government. In the 2011, the average price for a residence was at approximately $614 per square meter in Xingtai city, the average price for a residence was $839 per square meter in the first half of 2013 in Qiaoxi District.

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

The cities in Bohai Sea Surrounding Area vary with respect to the economic development degree. The large and well developed cities in this area with mature markets, such as Beijing and Tianjin, have a declination in gross floor area and sale of real estate due to the strict real estate control policies. However, the second and third tier cities in this area still have a rapid growth rate in real estate development. Economic investment and development in this area, which is adjacent to Xingtai, is increasing. Investments in the real estate markets of Qinhuangdao, Tianjin and Tangshan increased by 21%-76% in 2010, according to the PRC’s Ministry of Land and Resources. Commensurate with an increase in investment, the price of residential real estate is has also increased.

In recent years, many large national real estate developers have begun to enter the market of Bohai Sea Surrounding Region as increasing land reserves and accelerating development of the market provide more opportunities. Compared with the Pearl River Delta region and Yangtze River Delta region, we believe that the Bohai Sea Surrounding Area has greater market demand and more opportunities. The growth rate of wholesale real estate prices in the Bohai Sea Surrounding Area is stable. As shown in the below chart of land use right procurement costs, in 2013, the land cost in Bohai Sea Surrounding Area is $573 per square meter, which is higher than the national average land cost $540 per square meter, but much lower than the Yangtze River Delta and Pearl River Delta. The cost of land right procurement in the Bohai Sea Surrounding Area is 37% lower than in the Pearl River Delta and 38% lower than in the Yangtze River Delta Regions. The overall growth rate of land use right procurement has increased from 1.97% in 2012 to 4.66% in 2013. As depicted in the chart of growth of land use right procurement, the 2013 growth rate was lower than the average annual growth rate of 7.02% of 105 cities in China. We believe that this indicates potential for real estate development and profit generation in this area. Pursuant to the data from Ministry of Land and Resources of the People’s Republic of China, the following are the land right procurement costs and growth rates in the Bohai Sea Surrounding Area for 2013.

The scale of residence paying capability (real estate price/household paying capability) demonstrates the ability of consumers to purchase houses. The overall rational scale on an international scope is within the range of 3-6 and the scale in China is higher due to its special housing system, hidden income and solid housing demand, according to Real Estate Bubble and Financial Crisis, authored by XieJinglai and Qu Bo in 2002.

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

Higher profit margins in tier-two and tier-three cities

The Company believes that the price growth potential in the tier-two and tier-three segments is high while investment costs, especially land costs, are low. Investment return in tier-two and tier-three cities is no less than 30% and operational costs are comparatively low, according to the “2012 Analysis Report on Real Estate Prices in Major Chinese Cities” as published by the Ministry of Land and Resources of the PRC.

Competition

The real estate development industry in the PRC is highly competitive. In the tier-three cities where the Company’ primary projects are located, local and regional property developers are its major competitors. Many of the Company’s competitors are well capitalized and have greater financial, marketing, and other resources. Some also have larger land banks, greater economies of scale, broader name recognition, and a longer track record in certain markets. In certain markets, we believe our competition benefits from more established relationships in the industry, but differences between the Company and our competition’s relationships are divided geographically and vary by city, quality, and scope. As such, these comparisons are limited to specific instances. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

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

The Company considers Xingtai Royal Real Property Co., Ltd. and Hengda Real estate Group Xingtai Branch Company as its major competitors in Xingtai. These two companies have similar financial capacities as the Company and engage in projects of similar sizes to those of the Company.

With respect to cities in the Bohai Sea Surrounding Area, we consider Dezhou Real Estate Company and Donghai Group as our primary competitors in Dezhou City and Shangdong Fangzheng Real Estate Development Co., Ltd. and Zhongfang Real Estate Development Company as our primary competitors in Zibo City. Because these competitors have been developing projects in these cities and others in the Bohai Sea Surrounding Area, they have already established relationships with local government and suppliers and have brand recognition among potential customers.

Competitive Advantages

We believe that the following are our advantages over our competitors:

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

●
R&D and Planning Advantage.   The Company expends considerable effort on research and development to identify its target market and understand the needs and wants of potential homebuyers. We believe that by conducting research and development we can better align project design and pricing with the needs and demands of our target buyers.

●
Strong Relationships with Local Government. We seek to maintain close ties with the local government in Xingtai City. For example, we aided the local government in the Kong Village Relocation Program. The Company believes such good relationships with local governments can help in the application of favorable land development policies. We believe that these relationships can better enable us to successfully bid and execute on projects.

●
Pre-Sales Advantage.   We seek to ensure high cash flow through presales. The Company’s investment costs for a particular project can be covered usually within one year after presales commence. For example, by  the year ended December 31, 2013, the Company recorded $31.7 million in presales of its No.79 Courtyard Project since inception, which commenced in October 2011.

Growth Strategy

Completion of Pipeline Projects

The Company’s project pipeline includes the Kirin Bay and No. 79 Courtyard projects, both of which are located in Xingtai. We commenced presales for these projects in the first quarter of 2011.

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

Focusing on Bohai Sea Surrounding Area

As our region selection strategy, we intend to focus on the Bohai Sea Surrounding Area. The Bohai Sea Surrounding Area has become the third most active region in the PRC for business investment, just behind the Pearl River Delta and the Yangtze River Delta Regions. The National Development and Reform Commission indicated in September 2010 that the Bohai Sea Surrounding Area, Yangtze River Delta region and Pearl River Delta region are to be prioritized for economic development.

Selecting Tier-Three Cities with Tier-Two Cities as Alternatives

We target at dynamic, highly commercialized tier-three cities with higher per capita GDP, economic growth, and citizen purchasing power than the surrounding tier-three cities. Cities such as Tianjin, Qingdao, Shenyang, Nanjing, Suzhou, Xuzhou, Hefei, Changshang, and Xi’an satisfy these criteria. Although our primary focus is tier-three cities, we may seek to expand to tier-two cities when our financial conditions permit and opportunities present.

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

Permits and Certificates

Development Certificates

According to the Urban Real Estate Development and Operation Administration Regulation, promulgated by State Council on July 20, 1998, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by government of Hebei province and effective on July 1, 2004, and the Real Estate March 29, 2000, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate (the “Development Certificate”) with four grades. To obtain a Grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than one year with 100% of its completed projects passing the quality inspection by the supervising authority and shall have certain number of construction, financial, accounting and technical professionals, established a quality control system and does not have any record of material construction accidents and the registered capital shall be no less than approximately $756,220. To obtain a Grade 3 Development Certificate, besides the requirements of Grade 4 Development Certificate, an enterprise must have engaged in the real estate development business for more than two year with 100% of its completed projects of two consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 50,000 square meters construction and the registered capital shall be no less than approximately $1,209,958. To obtain a Grade 2 Development Certificate, besides the requirements of Grade 3 Development Certificate, an enterprise must have engaged in the real estate development business for more than three year with 100% of its completed projects of three consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 150,000 square meters construction and the registered capital shall be no less than approximately $3,024,895. To obtain a Grade 1 Development Certificate, besides the requirements of Grade 2 Development Certificate, an enterprise must have engaged in the real estate development business for more than five year with 100% of its completed projects of five consecutive years passing the quality inspection by the supervising authority and have completed the development of accumulatively more than 300,000 square meters construction and the registered capital shall be no less than approximately $7,562,237. With Grade 1 Development Certificate, the enterprise is allowed to develop all kinds of project without limitation. With Grade 2 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 250,000 square meters each time. With Grade 3 Development Certificate, the enterprise is allowed to develop the project(s) with total construction area no more than 150,000 square meters each time. With Grade 4 Development Certificate, the enterprise may develop the project(s) with total construction area no more than 100,000 square meters each time. Upon expiration of the certificate, if the enterprise is going to continue the business of real estate development, it shall apply for a new one.

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

Hebei Zhongding has obtained the formal Grade 2 Development Certificate No. JiJian Fang Kai Xing Zi No. 192 on December 26, 2011. Zhongding Jiye has obtained the Grade 4 Development Certificate No. JiJian Fang Kai Xing Zi No.304 with an expiration date of March 21, 2012. The Company obtained updated Grade 4 Development Certificate in July 2012. Zhongding Kirin has obtained formal Grade 4 Development Certificate on March 16, 2012.

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

Dividend Distributions

Our revenues are earned by our PRC Subsidiary through charging management fee from the Operating Companies pursuant to the Contractual Arrangements. However, PRC regulations restrict the ability of our PRC Subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC Subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC Subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Our PRC Subsidiary, Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital, which is USD 100,000 currently. These reserves are not distributable as cash dividends. The statutory fund shall be set aside only when the PRC Subsidiary records profit in a fiscal year. Since December 22, 2010 when the PRC Subsidiary was established, it has not recorded any profit and therefore has not set aside any allocations to the statutory fund. If the PRC Subsidiary fails to set aside the allocations to the statutory fund when it does record profit at the end of a fiscal year, it will be subject to a fine of no more than $32,712. Our PRC Subsidiary has the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Employees

As of the date of this Report, we have entered into labor contracts with all of our employees. Additionally, we have bought social insurances for our employees as set forth below:

Insurance Type	Percentage Payable by Employer	Percentage Payable by Employee	Total Percentage of the Salary
Pension	20	8	28
Unemployment Insurance	2	1	3
Medical Insurance	6	2	8
Occupational Injury Insurance	0.5	0	0.5
Maternity insurance	0.8	0	0.8

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

Recent Developments

On January 11, 2013, Kirin International established a wholly-owned subsidiary Spectrum International Enterprise, in California, for the purpose of holding lease properties in the Unites States. On February 8, 2013, Kirin International established a second wholly-owned subsidiary Brookhollow Lake, LLC, in California for the purpose of holding lease properties in the Unites States, On March 25, 2013, Kirin International entered into an operating agreement with Agate Group LLC, pursuant to which Agate Group LLC acquired 10% equity interest in Brookhollow Lake, LLC for $ 180,000.

On August 12, 2013, Brookhollow Lake, LLC and Maxtor LLC, pursuant to an operating agreement between them, established Greenfield International Corporation in California, to engage in whole sale of food and other grocery. Brookhollow Lake, LLC and Maxtor LLC contributed $210,000 and $90,000 for 70% and 30% equity interest in Greenfield International Corporation, respectively.

On July 23, 2013, Kirin International and THG &Associates, LLC, pursuant to an operating agreement between them, formed Kirin Hopkins Real Estate Group LLC in California, to explore the business opportunities of real estate development in California. In accordance with the operating agreement; Kirin International should contribute $100,000 to hold 75% equity interest in Kirin Hopkins Real Estate Group LLC and, is the sole party be responsible for the company’s day to day operations; THG& Associates, LLC should contribute to prospective business opportunities, include Northgate markets rollout, etc., to hold 25% equity interest in Kirin Hopkins Real Estate Group LLC.

On July 11, 2013, Kirin International, ALFA IDC, LLC, Agate Designs, Inc. and Jin Fong Yang, pursuant to an operating agreement among them, formed Newport Property Holding, LLC in California for the purpose of real estate investment and management in the Unites States. In accordance with the operating agreement, Kirin International, ALFA IDG, LLC, Agate Designs, Inc. and Jin Fong Yang, should each contribute $800,000, $150,000, $150,000 and $500,000 to hold 50%, 9.375%, 9.375% and 31.25% equity interest in Newport Property Holding, LLC, respectively.

Item 2.	Properties.

Our corporate headquarter, which we lease, is located at 12th Floor, Building F, Phoenix Plaza, No.A5, Shuguang Xili, Chaoyang District, Beijing, which consists of approximately 1400 square meters.

In March 2013, Brookhollow Lake purchased a property of 20,658 square feet as its office at $2,051,873. On December 30, 2013, Brookhollow Lake sold one room to a third party for $180,637. As of December 31, 2013, the cost of this property was $1,871,236. The fair value of this property has increased to $2,564,587 after the improvement completed on this property.

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

	Fiscal 2013
	High	Low

First Quarter (January 1 - March 31)	$0.15	$0.12
Second Quarter (April 1 - June 30)	$0.40	$0.01
Third Quarter (July 1 - September 30)	$0.52	$0.10
Fourth Quarter (October 1 - December 31)	$0.11	$0.11

	Fiscal 2012
	High	Low

First Quarter (January 1 - March 31)	$1.80	$0.22
Second Quarter (April 1 - June 30)	$0.45	$0.30
Third Quarter (July 1 - September 30)	$0.31	$0.15
Fourth Quarter (October 1 - December 31)	$0.16	$0.12

Holders

As of December 31, 2013, there were 31 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

We are a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting, Wancheng New World and Kirin County projects in Xingtai City. Our current projects include Kirin Plaza, Kirin Bay and No.79 Courtyard, which collectively call for the development of more than 7,000 homes over the next five years in Xingtai City. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province, and begin additional projects in the next three to five years.

We focus on middle-income customers in tier-three cities and strive to offer affordable homes. We believe that we are able to maintain and manage our growth based on: (i) our experience in developing real estate projects; (ii) our experienced management team; (iii) our expertise in conducting real estate sales; (iv) our reputation in the local markets we serve; and (v) our strong working relationship with local government.

Recent Developments

●
We have completed the development of Kirin County’s 8 residential and commercial buildings in 2012.  Throughout 2013 and at December 31, 2013, we have the following projects under development: 1) two commercial buildings of Kirin County Project; 2) No.79 Courtyard (Phase I, Phase II, Phase III) commenced the construction from September 2011, September 2012 and April 2013, respectively and reached the percentages-of-completion of 95.3%, 59.1% and 53.6%  as of December 31, 2013, respectively; 3) Kirin Bay (Phase I, Phase II, Phase III), commenced the construction from October 2011,March 2013 and May 2013, respectively and reached the percentages-of-completion of 85.0%, 61.6%, 35.9% as of December 31, 2013. No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  We anticipate that two commercial buildings of Kirin County will be delivered in middle to late spring of 2014; As of December 31, 2013, certain portions of No.79 Courtyard (Phase I) had been delivered to customers, No.79 Courtyard (Phase II and Phase III) is expected to be delivered to customers in the second quarter of 2015; and Kirin Bay (Phase I) is scheduled to be delivered to customers in middle to late 2014, Kirin Bay (Phase II) will be delivered to customer in late 2014. Furthermore, as at December 31, 2013, we started the preparation works for the construction of No. 79 Courtyard (Phase IV) and Kirin Bay (Phase IV).

●
Pursuant to a Cooperation Agreement on the Project of Hebei Langfang Technology Valley Commercial and Residential Building (“Langfang Project Cooperation Agreement”) entered into on May 31, 2012 between HebeiZhongding and Beijing ShengshiChengmei Investment and Management Co., Ltd. (“ShengshiChengmei”), HebeiZhongding established a subsidiary Langfang City HuadingChengmei Real Estate Development Co., Ltd. (“HuadingChengmei”) in Langfang, Hebei Province, China on July 27, 2012.  The registered capital of HuadingChengmei is RMB 20,000,000 (approximately US$3,200,000), which should be contributed in form of cash and paid up in two even installments on or before July 31, 2012 and May 31, 2014, respectively.  In accordance with the Langfang Project Cooperation Agreement, HebeiZhongding should contribute all of HuadingChengmei’s paid-in capital, and is the sole party be responsible for HuadingChengmei’s day-to-day operations; ShengshiChengmei’s contribution to HuadingChengmei is in the form of consultation service. ShengshiChengmei agrees to undertake necessary communications with government authorities to facilitate HuadingChengmei to acquire the land use rights of a specific piece of land lot at certain predefined favorable economic terms. ShengshiChengmei also agrees to refrain from contacting a third party with respect to the specific land lot. Pursuant to Langfang Project Cooperation Agreement, HebeiZhongding and ShengshiChengmei owns 70% and 30% of HuadingChengmei’s nominal equity interest. In November 2013, Huading Chengmei was disposed at a investment loss of $37,368 in the year of 2013.

●
In accordance with the Strategic Cooperation Agreement entered into between Hebei University and Huaxia Kirin (Hong Kong) International Investment Holding Group Limited, a related company, which subsequently transferred rights and obligations in associated with the Strategic Cooperation Agreement to the Company, on September 3, 2012 HebeiZhongding, through a trust equity investor, HuaxiaHuifeng Entrepreneurship Investment and Management (Beijing) Co., Ltd. (a related company ultimately owned by JianfengGuo), established a subsidiary Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) in Baoding, Hebei Province, China.  Pursuant to Supplementary Agreement with Baoding Heda Science and Technology Park Co., Ltd. (“Baoding Heda”), a subsidiary of Hebei University, the Company shall contribute all the paid-in capital of Heda Kirin, and processes 90% nominal equity interest in Heda Kirin; Baoding Heda processes 10% nominal equity interest in Heda Kirin but will not involve in the day-to-day management of Heda Kirin or participate in the profit distribution.  Baoding Heda is entitled to receive 3% developed property area from Heda Kirin. The registered capital of Heda Kirin is RMB 100,000,000 (approximately $15,800,000).  As of December 31, 2013, the Company has contributed RMB 50,000,000 (approximately $7,900,000) paid-in capital.  Remaining RMB 50,000,000 (approximately $7,900,000) will be contributed before the fifth anniversary of the establishment of HedaKirin. On November 28, 2012, Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd established wholly owned subsidiary Baoding City Heda Kirin Real Estate Development Co., Ltd. The registered capital of  Heda Kirin Real Estate is RMB  100,000,000.

●
On January 11, 2013, Kirin International established a wholly-owned subsidiary Spectrum International Enterprise, in California, for the purpose of holding lease properties in the Unites States. On February 8, 2013, Kirin International established a second wholly-owned subsidiary Brookhollow Lake, LLC, in California for the purpose of holding lease properties in the Unites States, On March 25, 2013, Kirin International entered into an operating agreement with Agate Group LLC, pursuant to which Agate Group LLC acquired 10% equity interest in Brookhollow Lake, LLC for $ 180,000.

On August 12, 2013, Brookhollow Lake, LLC and Maxtor LLC, pursuant to an operating agreement between them, established Greenfield International Corporation in California, to engage in whole sale of food and other grocery. Brookhollow Lake, LLC and Maxtor LLC contributed $210,000 and $90,000 for 70% and 30% equity interest in Greenfield International Corporation, respectively.

On July 23, 2013, Kirin International and THG &Associates, LLC, pursuant to an operating agreement between them, formed Kirin Hopkins Real Estate Group LLC in California, to explore the business opportunities of real estate development in California. In accordance with the operating agreement; Kirin International should contribute $100,000 to hold 75% equity interest in Kirin Hopkins Real Estate Group LLC and, is the sole party be responsible for the company’s day to day operations; THG& Associates, LLC should contribute to prospective business opportunities, include Northgate markets rollout, etc., to hold 25% equity interest in Kirin Hopkins Real Estate Group LLC.

On July 11, 2013, Kirin International, ALFA IDC, LLC, Agate Designs, Inc. and Jin Fong Yang, pursuant to an operating agreement among them, formed Newport Property Holding, LLC in California for the purpose of real estate investment and management in the Unites States. In accordance with the operating agreement, Kirin International, ALFA IDG, LLC, Agate Designs, Inc. and Jin Fong Yang, should each contribute $800,000, $150,000, $150,000 and $500,000 to hold 50%, 9.375%, 9.375% and 31.25% equity interest in Newport Property Holding, LLC, respectively.

Financial Performance Highlights

The following summarizes certain key financial information for the year ended by December 31, 2013.

●
Total revenue was $178.3 million for the year ended December 31, 2013, an increase for $111.0 million, or 164.9%, from $67.3 million for 2012. Our revenue stream has shifted to No.79 courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I , Phase II and Phase III) ,which provide majority revenue in 2013.

●
Gross profit was $26.9 million for the year ended December 31, 2013, as compared to a gross loss of $25.6 million last year. Gross margin ratio was 15.1% for the year ended December 31, 2013 as compared to gross margin ratio of -38.1% for 2012. The increase of gross profit was contributed by construction progress and sales of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I ,Phase II and Phase III) for the year ended December 31,2013 and changes in cost estimates for No.79 (Phase I) ($15.8 million) and Kirin Bay (Phase I) ($5.7 million), which led to a lowered gross profit for the year ended December 31, 2012.

●
Net loss was $0.2 million for the year ended December 31, 2013, a decrease of $29.2 million, or approximately 99.2%, from net loss of $29.4 million for last year, a result of the increased gross profit contributed by the sales of No.79 Courtyard(Phase I, Phase II and Phase III) and Kirin Bay( Phase I ,Phase II and Phase III) netted off increased selling, general and administrative and interest, accompanying to the development of multiple projects and the borrowing of an increased amount of loans simultaneously.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 9.2% in 2011, 7.8% in 2012 and 7.7% in 2013. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

According to the National Bureau of Statistics of China, China’s national inflation rate was 5.4% in 2011, 2.6% in 2012 and 2.6% in 2013. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

As of December 31, 2013 and 2012, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2013 and 2012, the Company recognized approximately $nil and $443,049 grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at December 31, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2013 and 2012, $326,259 and $633,302 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $8,362,905 and $6,924,572 as at December 31, 2013 and 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $206,512 as dividend for the year ended December 31, 2013.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the year ended December 31, 2013 and 2012 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2013 and 2012, the Company recorded an advertising expense of $3,426,229 and $1,438,576, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2013 and 2012, the Company retained $140,661 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2013 and 2012.

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

In July 2013, The FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, This Update applies to all entities that have unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013		2012
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$178,264,543	100.0%	$67,289,629	100.0%
Cost of real estate sales	151,381,746	84.9%	92,929,787	138.1%
Gross profit (loss)	26,882,797	15.1%	(25,640,158)	-38.1%
Selling expenses	5,347,627	3.0%	4,244,856	6.3%
Operating and administrative expenses	10,410,574	5.8%	8,042,783	12.0%
Income (Loss) from operations	11,124,596	6.2%	(37,927,797)	-56.4%
Investment income	169,145	0.1%	-	0.0%
Government grant	-	0.0%	443,049	0.7%
Interest expense	(7,725,290)	-4.3%	(6,084,786)	-9.0%
Total other expenses	(7,556,145)	-4.2%	(5,641,737)	-8.4%
Income (Loss) before income taxes expense	3,568,451	2.0%	(43,569,534)	-64.7%
Income taxes expense (benefit)	3,796,248	2.1%	(14,123,173)	-21.0%
Net loss	(227,797)	-0.1%	(29,446,361)	-43.8%

Our net loss for the year ended December 31, 2013 was $0.2 million, a decrease of $29.2 million, from net loss of $29.4 million for the year ended December 31, 2012. Net loss decreased for the following reasons: 1) in the first half of 2013, Kirin Bay Phase I, Phase II, No.79 Courtyard Phase I and Phase II became the main revenue resource and contributed most of the increased revenue and gross profit; 2) in the fourth quarter of 2013, Kirin bay Phase III, No. 79 Courtyard Phase III, met the revenue recognition requirement in December 2013 and reached the percentages-of-completion of 35.9% and 53.6%, respectively; and 3) in the first quarter of 2012, there was a reassessment of Kirin County project’s expected revenue, budgeted costs, and percentage-of-completion which increased the cost of  real estate sales for the year ended December 31, 2013.

In line with the construction and pre-sale of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III), and preparation works for prospective projects, our overall operating expense in advertising, staff salaries, and administration increased by $3.5million, or 28.2% for the year ended December 31, 2013 compared with the year ended December 31, 2012. These expenses increase mainly due to a result of new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase II, Phase III) and Kirin Bay (Phase II, Phase III) projects, increased advertising expense $2.0 million or 138.2% for the year ended December 31, 2013 compared with the year ended December 31, 2012, and increase professional and related expense $2.2 million, or 294.2% for the year ended December 31, 2013 compared with the year ended December 31, 2012. Also, our interest expense increased mainly due to an increased amount of average outstanding bank loans for the year ended December 31, 2013 compared to those for the year ended December 31, 2012.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitate consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements; a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimate upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

Revenues and Gross Profit

	Years Ended December 31,
	2013		2012
		% of Revenue		% of Revenue
Revenue from real estate, net	$178,264,543	100.0%	$67,289,629	100.0%
-Kirin County	2,687,404	1.5%	(2,590,427)	-3.8%
-No.79 Courtyard (Phase I)	51,013,702	28.6%	37,510,185	55.7%
-No.79 Courtyard (Phase II)	20,741,103	11.6%	-	-
-No.79 Courtyard (Phase III)	20,595,225	11.6%	-	-
-Kirin Bay (Phase I)	34,679,793	19.5%	32,369,871	48.1%
-Kirin Bay (Phase II)	33,984,241	19.1%	-	-
-Kirin Bay (Phase III)	13,980,272	7.8%	-	-
-Property Service	582,803	0.3%	-	-
Cost of real estate sales	151,381,746	84.9%	92,929,787	138.1%
-Kirin County	1,399,609	0.8%	20,853,806	31.0%
-No.79 Courtyard (Phase I)	40,625,982	22.8%	38,226,062	56.8%
-No.79 Courtyard (Phase II)	20,917,191	11.7%	-	-
-No.79 Courtyard (Phase III)	13,480,212	7.6%	-	-
-Kirin Bay (Phase I)	34,570,719	19.4%	33,849,919	50.3%
-Kirin Bay (Phase II)	29,291,476	16.4%	-	-
-Kirin Bay (Phase III)	10,666,591	6.0%	-	-
-Property Service	429,966	0.2%	-	-
Gross profit	26,882,797	15.1%	(25,640,158)	-38.1%
-Kirin County	1,287,795	0.7%	(23,444,233)	-34.8%
-No.79 Courtyard (Phase I)	10,387,720	5.8%	(715,877)	-1.1%
-No.79 Courtyard (Phase II)	(176,088)	-0.1%	-	-
-No.79 Courtyard (Phase III)	7,115,013	4.0%	-	-
-Kirin Bay (Phase I)	109,074	0.1%	(1,480,048)	-2.2%
-Kirin Bay (Phase II)	4,692,765	2.6%	-	-
-Kirin Bay (Phase III)	3,313,681	1.9%	-	-
-Property Service	152,837	0.1%	-	-
Profit margin	15.1%		-38.1%
-Kirin County	47.9%		905.0%
-No.79 Courtyard (Phase I)	20.4%		-1.9%
-No.79 Courtyard (Phase II)	-0.8%		-
-No.79 Courtyard (Phase III)	34.5%		-
-Kirin Bay (Phase I)	0.3%		-4.6%
-Kirin Bay (Phase II)	13.8%		-
-Kirin Bay (Phase III)	23.7%		-
-Property Service	26.2%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the years ended December 31, 2013 and 2012, revenue was derived from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III), Kirin County (including adjacent shopping arcade),Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the year ended December 31, 2013 was $178.3 million, an increase of $111.0 million, or approximately 164.9%, compared to $67.3 million for the same period of 2012.  Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay(Phase II), and Kirin Bay (Phase III) was $51.0 million, $20.7 million, $20.6 million, $34.7 million, $34.0 million and $14.0 million respectively, representing 28.6%, 11.6%, 11.6%, 19.5%, 19.1% and 7.8% of total revenue earned in the year ended December 31, 2013. The percentage of completion of No.79 Courtyard (Phase I) increased from 65.5% as of December 31, 2012 to 95.3% as of December 31, 2013, the percentage of completion of No.79 Courtyard (Phase II, Phase III) is 59.1% and 53.6%, respectively. The percentage of completion of Kirin Bay (Phase I) increased from 56.1% as of December 31, 2012 to 85.0% as of December 31, 2013, the percentage of completion of Kirin Bay (Phase II, Phase III) is 61.6% and 35.9%, respectively. For the year ended December 31, 2013, Hebei Zhongding Property Service Co., Ltd. began to provide property service to Kirin County and began to recognized revenue for this period and contributed $0.5 million of the revenue.

The increment of revenue for the year ended December 31, 2013 was primarily due to progress we made on the construction of No.79 Courtyard (Phase I, Phase II) and Kirin Bay (Phase I and Phase II) both of which were in the later period of the construction; No.79 Courtyard (Phase III) and Kirin Bay (Phase III) were in the middle construction stage. Comparatively, for the year ended December 31, 2012, No.79 Courtyard (Phase I) and Kirin Bay (Phase I) were at the middle of the construction. Although No.79 Courtyard (Phase III) commenced construction in the third quarter 2013 and Kirin Bay (Phase III) commenced construction in the second quarter 2013, these two projects met revenue requirement in the fourth quarter 2013. By the year ended December 31, 2013, No.79 Courtyard (Phase III) and Kirin Bay (Phase III) reached a percentage-of-completion of 53.6% and 35.9% respectively, which resulted in a significant increase of revenue in the fourth quarter 2013 as compared with 2013 previous quarters.

The following table shows the percentage-of-completion of each project as at comparable period end:

	As of	As of
	December 31	December 31
	2013	2012
No.79 Courtyard Phase I	95.3%	65.5%
No.79 Courtyard Phase II	59.1%	-
No.79 Courtyard Phase III	53.6%	-
Kirin Bay Phase I	85.0%	56.1%
Kirin Bay Phase II	61.6%	-
Kirin Bay Phase III	35.9%	-
Kirin County	99.4%	96.1%

Kirin Bay is a three-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of the Report, we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011); for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued On November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); and for Kirin Bay (Phase III), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on  March 26, 2013) and Pre-sales Permit (issued on September 18, 2013).

No. 79 Courtyard is a project positioned as a high-end residential development with some mixed commercial use, which covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of the Report, we have obtained necessary government approvals. For No. 79 Courtyard (Phase I) we acquired Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011); for No.79 Courtyard (Phase II), we acquired Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on July 20, 2012), Work Commencement Permit (issued on September 1, 2012) and Pre-Sales Permit (issued on September 27, 2012); for No.79 Courtyard (Phase III), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on January 16, 2013), Work Commencement Permit (issued on April 3, 2013) and Pre-sales Permit( August 12, 2013).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III). We commenced the construction of Kirin County’s shopping arcade, which was designed to complement Kirin County Project, and provide convenience to the residents of Kirin County.  However, due to the zoning plan by the local authority, we have not obtained the Construction Land Planning Permits so far, and therefore, the construction shopping arcade part of Kirin County, has been suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits before December 2014. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of December 31, 2013	Cumulative Customer deposits collected as of December 31, 2013	Contract value of pre-sale for the year ended December 31, 2013	Customer deposits collected for the year ended December 31, 2013
No.79 Courtyard Phase I	$127,554	129,284	23,569	35,673
No.79 Courtyard Phase II	37,232	34,811	37,232	19,868
No.79 Courtyard Phase III	40,370	30,328	40,370	29,916
Kirin Bay Phase I	88,093	90,511	19,591	14,008
Kirin Bay Phase II	59,559	53,776	59,559	45,348
Kirin Bay Phase III	40,987	36,539	40,987	36,043
Kirin County	107,749	116,669	1,502	2,997
Future phases of Kirin Bay and No. 79 Courtyard projects	$-	5,883	-	4,286

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the year ended December 31, 2013 were $151.4 million, an increase of $58.5 million, or approximately 62.9%, compared to $92.9 million for the same period of 2012.  Our total cost of real estate sales increased in relation to the construction of two new projects: No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III). Both projects were at their peak of expenditures, in accordance with our construction plans, and both of the No.79 Courtyard (Phase IV) and Kirin Bay (Phase IV) projects were at beginning state.

Gross Profit (Loss).  Gross profit for the year ended December 31, 2013 was $26.9 million (gross profit ratio: 15.1%) compared to gross loss $25.6 million (gross loss ratio: 38.1%), for the same period of 2012, due to the increased presales and the percentage-of-completion (POC) of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay ( Phase I, Phase II and Phase III) in the year of 2013, the Kirin County project’s modification of several pre-sales contracts, and change to the total estimated costs (including upgraded building exterior decoration standard, construction materials and labor price changes, and contractors’ claims) in the year of 2012. The estimated costs of No.79 Courtyard (Phase I), Kirin Bay (Phase I) and Kong Village Relocation Program were revised according to certain design changes and material cost increase which decreased the gross ratio of the two projects. The cost increases of Kong Village Relocation Program also increase the cost of land of all parcels of Kirin Bay.

The Company expected that Kirin County project, Kirin Bay project and No.79 Courtyard project will have positive gross margins which are in line with the common margin rates as the similar projects in similar market.  However, when considering the market adaption capability, marketing plan and construction ability, these projects may be split into several phases to develop. And the actual gross profit percentages may vary between different phases of the same project. For example, in the fourth quarter of 2013, the Company had sold more commercial units of No. 79 Courtyard, which inherently had higher profit margin than that of residential units of No. 79 Courtyard, and thus resulted in higher profit margin earned in the quarter of 2013 than prior quarters of 2013.   Sometimes, for the reasons of positioning of the whole project, marketing and promotion purposes, a single phase may bear a low or even negative gross profit as indicated in No. 79 Courtyard Phase II and Kirin Bay Phase I during the year 2013. Management believes that this is temporary and will stimulate potential sales of the other phases of the projects and Company’s other real estate projects as well. The gross margin percentage, from the whole project perspective, will eventually be positive and consistent with other comparable projects in similar market.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the year ended December 31, 2013 and 2012:

	Total GFA	POC accomplished for the year ended December 31,		Contract value of units sold for the year ended December 31,		Revenue recognized for the year ended December 31,
		2013	2012	2013	2012	2013	2012
Kirin County	184,498	99.4%	96.1%	$1,501,513	$(6,201,471)	$2,687,404	$(2,590,427)
No.79 Courtyard (Phase I)	130,033	95.3%	65.5%	23,569,005	58,009,845	51,013,702	37,510,185
No.79 Courtyard (Phase II)	45,122	59.1%	-	37,232,152	-	20,741,103	-
No.79 Courtyard (Phase III)	47,960	53.6%	-	40,369,988	-	20,595,225	-
Kirin Bay (Phase I)	175,926	85.0%	56.1%	19,591,318	51,885,117	34,679,793	32,369,871
Kirin Bay (Phase II)	92,043	61.6%	-	59,558,626	-	33,984,241	-
Kirin Bay (Phase III)	104,128	35.9%	-	40,986,822	-	13,980,272	-
Total	779,710			$222,809,424	$103,693,491	$177,681,740	$67,289,629

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the year ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013			2012
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$19,521	99	$198	$3,224,040	3,007	$1,072
-commercial (4)	1,032,918	386	2,676	(9,425,511)	-	-
-garage	449,074	1,959	229	-	-	-
No.79 Courtyard (Phase I)
-residential	17,194,112	15,660	1,098	47,053,620	42,947	1,096
-commercial	2,869,988	504	5,694	5,848,711	1,280	4,569
-garage	3,504,905	5,377	652	5,107,514	7,299	700
No.79 Courtyard (Phase II)
-One elevator and four suites	34,925,987	41,792	836	-
-Parking lots	2,306,165	1,788	1,290	-
No.79 Courtyard (Phase III)
-residential	33,336,310	25,063	1,330	-
-commercial	3,699,654	996	3,715	-
-garage	3,334,024	2,767	1,205	-
Kirin Bay (Phase I)
-residential	18,019,924	24,875	724	49,279,796	74,313	663
-commercial				-	-	-
-garage	1,571,394	4,203	374	2,605,321	8,107	321
Kirin Bay (Phase II)
-residential	56,519,855	54,082	1,045	-
-garage	3,038,771	4,690	648	-
Kirin Bay (Phase III)
-residential	39,245,098	45,904	855	-
-commercial				-
-garage	1,741,724	2,282	763	-
Total	222,809,424	232,427	959	103,693,491	136,953	757

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2013.

Operating Expenses.  Operating expenses for the year ended December 31, 2013 were $15.8 million, an increase of $3.5 million, or 28.2%, from $12.3 million for the year ended December 31, 2012. Corresponding to sales in No.79 Courtyard (Phase I, Phase II and Phase III), Kirin Bay (Phase I, Phase II and Phase III) and Kirin County projects, our overall operating expenses in advertising, staff salaries, and maintenance increased substantially in the year of 2013 compared with the year of 2012.

We expect our selling and marketing expenses to increase in the near future in connection with the pre-sale and construction of Kirin Bay, No.79 Courtyard’s entering into new phases and development of new projects.

	Years Ended December 31,
	2013		2012
		% of Expenses		% of Expenses
Operating expenses	$15,758,201	100%	$12,287,639	100.0%
Selling expenses	5,347,627	33.9%	4,244,856	34.5%
Advertising expense	3,426,229	21.7%	1,438,576	11.7%
Staff salaries	789,400	5.0%	934,486	7.6%
Office and Administrative expenses	1,131,998	7.2%	1,871,794	15.2%
General and administrative expenses	10,410,574	66.1%	8,042,783	65.5%
Staff salaries	3,560,024	22.6%	3,504,749	28.5%
Professional expenses	2,882,651	18.3%	731,223	6.0%
Office and Administrative expenses	3,967,899	25.2%	3,806,811	31.0%

●
Advertising Expenses. Our advertising expenses increased from $1.4 million for the year ended December 31, 2012 to $3.4 million for the year ended December 31, 2013. Such increase was mainly a result of new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase II, Phase III) and Kirin Bay (Phase II, Phase III) projects, which are currently in their construction stage. The advertising expenses are expected to further increase as we advance to next phase of our No.79 Courtyard and Kirin Bay projects.

●
Professional and related Expense. Our professional expense increased from $ 0.7 million for the year ended December 31, 2012 to $2.9 million for the year ended December 31, 2013. Because the company commenced new construction phases for No.79 Courtyard (Phase II, Phase III) and Kirin Bay (Phase II, Phase III), must obtained more services such as legal, tax etc. Such increase was due to the increased expenses of approximately $1.4 million on third party services that Hebei Zhongding and Xingtai Zhongding Kirin Reeal Estate Development Co., Ltd. obtained in terms of legal, tax, human resource etc.

●
Office and Administrative Expenses.  Office and administrative expenses decreased from $5.7 million to $5.1 million from 2012 to 2013. This was mainly attributable to controlling expenses such as office supplies costs, traveling, and communication fees.

Interest Expense.  Our interest expense was $7.7 million for the year ended December 31, 2013, an increase of $1.6 million, or 27.0%, from $6.1 million for the year ended December 31, 2012. The increase was primarily related to substantially increased amount of average outstanding bank loan balance and higher interest rate of new loans borrowed in 2013.  We expect that there will be a further increase of interest expense in the near future when we have additional projects in development.

Income Taxes.  Income taxes expense for the year ended December 31, 2013 totaled $3.8 million, an increase of $17.9 million or 126.9% from income taxes benefit of $14.1 million for the year ended December 31, 2012. The increase was mainly due to the new project’s downward adjustment of land appreciation tax liability and deferred tax liabilities in relation to revenue recognition caused by increased total project estimated costs for the year ended December 31, 2013.

Net Loss.  Net loss for the year ended December 31, 2013 was $0.2 million compared to net loss of $29.4 million in the year ended December 31, 2012, a decrease of $29.2 million or 99.2%. Net loss decreased was principally a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III) offset by the increased selling, general and administrative expense and interest expense, accompanying to the development of multiple projects and the increased interest expense relating to the borrowing of  a larger amount of loans within the comparable periods; In the first quarter of 2012, a reassessment was made on Kirin county project’s expected revenue. Meanwhile, budgeted costs and percentage-of-completion increased the cost of real estate sales for the year ended December 31, 2012.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Years Ended December 31,
	2013	2012
Net cash generated from operating activities	$17,124,621	$14,647,469
Net cash used in investing activities	(37,714,316)	(19,266,934)
Cash flows provided by financing activities	19,193,232	18,038,432
Effect of exchange rate changes on cash and cash equivalent	705,326	77,556
Net increase (decrease) in cash and cash equivalents	(691,137)	13,496,523
Cash and cash equivalents - beginning of year	24,098,688	10,602,165
Cash and cash equivalents - end of year	23,407,551	24,098,688

We had a balance of cash and cash equivalents of $23.4 million as of December 31, 2013 compared with a balance $24.1 million as of December 31, 2012. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $17.1million for the year ended December 31, 2013, compared to net cash inflow from operating activities of $14.6 million for the year ended December 31, 2012, an increase of $2.5 million. The increase in net cash flows from operating activities was primarily contributed by the following factors:

●
We invested $43.4 million in real properties and land lots under development (net of accounts payable) in the year ended December 31, 2013.  In the same period of 2012, we invested $13.8 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $29.6 million increase in cash inflow from operating activities.

●
Changes in prepayments (combination of others receivables) provided $27.9 million cash outflow for the year ended December 31, 2013.  In the same period of 2012, changes in prepayments (combination of others receivables) provided $12.8 million cash outflow, which led to a $15.1 million increase in net cash outflow.  The $27.9million cash outflow was mainly due to $10.2 million increase in advances to suppliers for our projects and $17.7 million increase in borrowings to the third parties contractors.

●
Changes in taxes (combination of defer taxes and other taxes payable) provided $0.5 million cash inflow for the year ended December 31, 2013, compared to changes in taxes contributed $17.1 million cash outflow in the same period of 2012, which led to a $17.6 million increase in net cash inflow. This difference was mainly due to $6.8 million increase from tax payable to tax bureau and $10.8 million increase from deferred taxes.

●
Changes in customer deposit (combination of revenue in excess of billings) provided $4.0 million cash outflow for the year ended December 31, 2013, compared to $58.2 million cash inflow received in the year ended December 31, 2012, which lead to a $54.2 million decrease in net cash inflow from operating activities.

●
Changes in restricted cash provided $1.2 million cash outflow for the year ended December 31, 2013, compared to restricted cash generated $5.2 million cash outflow in the same period of 2012, which led to a $4.0 million increase in net cash inflow.

●	We have net loss $0.2 million for the year ended December 31, 2013, compared to net loss $29.4 million in the same period of 2012, which led to a $29.6 million increase in net cash inflow.

Investing Activities. Net cash used in investing activities was $37.7 million for the year ended December 31, 2013, compared to net cash of $19.3 million used in investing activities for the year ended December 31, 2012, represented an increase of $18.4 million.  The increase was due to a $12.1 million short-term loan to a related party at the end of 2013 and $3.9 million (RMB 24,000,000) cash outflow in stock subscription for proposed Hebei Xingtai Rural Commercial Bank Co., Ltd. The short-term loan has been collected in January 2014, received $12.1 million from related party, Furthermore, we have completed our investment of a 5.25% minority interest in Hebei Xingtai Rural Commercial Bank Co., Ltd., which could potentially benefit our future borrowing capacity.

Financing Activities. Net cash inflows from financing activities was $19.2 million for the year ended December 31, 2013, compared to $18.0 million cash inflows for the year ended December 31, 2012, an increase of cash inflows of $1.2 million.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the year ended of December 31, 2013

	Payments due by period
in thousands of US Dollars		less than	1-3
	Total	1 year	years
Loans payable	$89,467	$45,306	$44,161
Costs of land use rights	3,727	3,727	-
Non-cancellable construction contract obligations	59,328	58,844	484
Total	152,522	107,877	44,645

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

As of December 31, 2013, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $59.3 million.

Material Financial Obligations

Loans Payable

As of the year ended of December 31, 2013 our total loan balance was $89.5 million.

●
In August 2012, one of the wholly-owned subsidiaries of our variable interest entity Xingtai Zhong, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $24,533,857) with Xingtai Chengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of December 31, 2013, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, the Company entered into a loan contract with Industrial and Commercial Bank of China, Xingtai Yejin Branch for a series of loans with a maximum principle amount of RMB180,000,000 (approximately $29,700,000).  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through January 31, 2014 to September 18, 2015, and borne an annual interest rate of 9.225%. The company repaid RMB 3,000,000 to the financial institution on December 27, 2013.

●
In December 2012, one of the wholly-owned subsidiaries of our variable interest entity Xingtai Zhongding, Xingtai Zhongding Kirin Real Estate Development Co., Ltd. entered into a loan contract to totaling $4,906,771 (RMB 30,000,000) with Kong Village Committee with a 12 month term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
On April 24, 2013, one of the wholly-owned subsidiaries of our variable interest entity Xingtai Zhongding, Xingtai Zhongding Kirin Real Estate Development Co., Ltd. entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB20,000,000 (approximately $3,271,181) through  Hebei Youerma Business Service Co., Ltd (a third party company).  This loan was credit loan, and borne an annual effective interest rate of 8.55%. The principal amount of the loan is due on April 24, 2014.

●
On May 15, 2013, Hebei Zhongding, entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $44,160,942).  These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 9.84%. As of December 31, 2013, the Company has drawn RMB 170,000,000 from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB70, 000,000 shall be repaid by January 30, 2015.  RMB 50,000,000 shall be repaid by May 30, 2015, RMB50, 000,000 shall be repaid by September 30, 2015.  RMB50, 000,000 shall be repaid by January 30, 2016.  RMB50, 000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB3, 800,000 to the lender as a financing service charge under the loan.

Related Party Transactions and Balances

(1)  Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for $35,953,000 (RMB 221,160,000). On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,636,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. As of December 31, 2013, the outstanding balance of the loan was $33,204,995 (RMB 196,560,000 for original loan and RMB 6,455,342 for interest income).

(2)  Government grant escrowed by Business Investment

In 2008, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160, 000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. At December 31, 2012 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,332,088 and $26,169,447, translated at respective historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. At December 31, 2013, the Company had a remaining $4,247,788 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(41,521,029)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	19,599,370	19,344,580
Gross earned government grant held by a related party	26,169,447	25,332,088
Receivable from a related party	$4,247,788	$3,041,130

(4) Short term loan to related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Beijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively. The maturity date of the loan agreements is January 2, 2014.

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. The Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). We will construct 1,818 units for Kong Village, or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend to all the auction and bidding process to acquire the vacated land.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, due to the material weaknesses identified below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter of December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Positions
Jianfeng Guo	39	Chairman of the Board of Directors
Longlin Hu	38	President and Chief Executive Officer, Director
XinZheng (Cindy)	35	Chief Financial Officer

JianfengGuo, Chairman of the Board of Directors

Mr. Guo has been the Chairman of XingtaiZhongding and HebeiZhongding since August 2008 and April 2006, respectively. He also serves as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd. since December 2004, an investment company headquartered in Beijing focusing on real estate development, land development and property service investment. Mr. Guo served as the Chairman of Board of Directors and General Manager of XingtaiSanchao Real Estate Development Co., Ltd., a real estate development company in Xingtai City and the previous shareholder of HebeiZhongding, from December 1995 to April 2006. He also worked as Director of Department II of Xingtai Real Estate Development Co., Ltd., a real estate development company in Xingtai City, from October 1994 to December 1995. Mr. Guo has more than twenty years of experience in senior management, enterprise investment, and real estate development operations. Mr. Guo is an MBA candidate at Asia International Open University (Macau).

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

XinZheng (Cindy), Chief Financial Officer

Ms. Zheng joined the Company in December 2009. Since September 2010, she has been employed in the Company’s finance department where she has had oversight of the Company’s accounting and financing matters. Prior to that, Ms. Zheng was employed as Marketing Director for both XingtaiZhongdingJiye Real Estate Development Co., Ltd. and HebeiZhongding Real Estate Development Co., Ltd, which through certain contractual arrangements, the Company controls. As Marketing Director, Ms. Zheng’s responsibilities included oversight of the Company’s marketing efforts. From May 2006 to December 2009, Ms. Zheng was employed in the Lighting Division of Philips, a Netherlands based fortune 500 company. Philips has generated approximately $9 billion dollars in revenue in China, where she was responsible for budgeting and financial planning for the northern China operations of Philip’s lighting division. From April 2004 to May 2006, Ms. Zheng was employed by Mercer Consulting in China where she engaged in management consulting and financial modeling for a variety of companies, including state and privately owned business. Ms. Zheng graduated from University of Bradford in the United Kingdom in February 2004 with a Master Degree in Finance Management.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Mr. Jianfeng Guo

●
Leadership and Management experience — Mr. Guo has been the Chairman of Xingtai Zhongding and Hebei Zhongding since August 2008 and April 2006, respectively, and, since December 2004, has also served as the Chairman of the Board of Directors of Huaxia Kirin (Beijing) Investment Co., Ltd.

●	Industry experience — Mr. Guo has more than twenty years of experience in real estate development operations.

Mr. Longlin Hu

●
Leadership and Management experience — Mr. Hu has been the Director and General Manager of Huaxia Kirin (Beijing) Investment Co., Ltd. since May 2010 and previously served as a director and Vice General Manager of Beijing Mainstreets Investment Group Corporation from April 2005 to September 2010.

●	Industry experience — Mr. Hu has more than seven years of experience in real estate development operations.

●	Education — Mr. Hu holds Bachelor and Master Degrees in Economics.

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

Code of Ethics

Due to the limited number of persons involved in the management of the Company, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

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

Board Committees

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee as of this Report. Our Board of Directors performs the principal functions of an Audit Committee.  We currently do not have an audit committee financial expert serving on our Board of Directors.

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

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012.

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Longlin Hu, President and Chief Executive Officer	2013	$90,000	$-	$-	$90,000
Longlin Hu, President and Chief Executive Officer	2012	$90,000	$-	$-	$90,000
XinZheng (Cindy), Chief Financial Officer	2013	$54,000	$-	$-	$54,000
XinZheng (Cindy), Chief Financial Officer	2012	$54,000	$-	$-	$54,000

Employment Agreements

We currently do not have employment agreement with any of our directors and executive officers.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2013.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2013 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2013 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

On March 1, 2011, Mr. Jianfeng Guo was appointed as a member of the Board of Directors in connection with our reverse acquisition of Kirin China. In fiscal 2013, Kirin paid a salary of $150,000 to Mr. Guo as a director. In fiscal 2014, we will pay a salary of $150,000 to Mr. Guo as a director. Mr. Longlin Hu has not received compensation for serving as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 19, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 19, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 19, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1506, South Building of China Overseas Plaza, No. 8 Guanghua Dongli Road, Chaoyang District, Beijing, 100020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Xiangju Mu	1,746,000	(1)	8.45%
Jianfeng Guo, Chairman of the Board of Directors	13,975,348	(2)	67.85%
Longlin Hu, President, Chief Executive Officer and Director	1,746,000	(3)	8.45%
All directors and executive officers as a group (2 person)	15,721,348		66.30%

(1) Ms. Mu owns all of the capital stock of Solid Wise, which owns 1,746,000 shares of the Company’s common stock. Mr. Mu may be deemed to be the beneficial owner of the shares of our common stock held by Solid Wise.

(2) Ms. Guo owns all of the capital stock of Prolific Lion, which owns 13,975,348 shares of the Company’s common stock. Mr. Guo may be deemed to be the beneficial owner of the shares of our common stock held by Prolific Lion.

(3) Ms. Hu owns all of the capital stock of Valiant Power, which owns 1,746,000 shares of the Company’s common stock. Mr. Hu may be deemed to be the beneficial owner of the shares of our common stock held by Valiant Power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for $35,953,000 (RMB 221,160,000). On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,636,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. As of December 31, 2013, the outstanding balance of the loan was $33,204,995 (RMB 196,560,000 and RMB 6,455,342 for interest income).

(2) Government grant escrowed by Business Investment

In 2008, Xingtai Zhongding, was entitled to a government grant associated with its development of Kirin County project of RMB160, 000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of Xingtai Zhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to Xingtai Zhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and Xingtai Zhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to Xingtai Zhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for Xingtai Zhongding’s progress. Earned portions of the government grant become available to Xingtai Zhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB 2,800,000, RMB 43,000,000, RMB 63,000,000, and RMB 51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. At December 31, 2012 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,332,088 and $26,169,447, translated at respective historical rates) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. At December 31, 2013, the Company had a remaining $4,247,788 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

(4) Short term loan to related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Beijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively. The maturity date of the loan agreements is January 2, 2014.

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

Mr. Guo is not considered independent because he received compensation from Kirin China for $150,000 in fiscal 2013. Mr. Hu is not considered independent because he is an executive officer of the Company. Mr. Liu is considered independent in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the Commission.

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and December 31, 2012, we were billed approximately $162,500 and $167,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and December 31, 2012, we were billed approximately $5,750 and $5,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and December 31, 2012.

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

The audited balance sheet of the Company as of December 31, 2013 and December 31, 2012, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum Bernstein &Pinchuk LLP, independent auditors, are filed herewith.

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
2.1
Share Exchange Agreement, dated March 1, 2011, by and among the Company, the Company’s former principal stockholder, Kirin China and the former principal shareholders of Kirin China (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)

3.1	(a)	Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation ((incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
3.2		By-Laws (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
4.1		Form of Series A Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
4.2		Form of Series B Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
4.3		Form of Series C Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on July 22, 2011.)
10.1		Form of Subscription Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.2
Contribution and Assumption Agreement dated March 1, 2011, by and between the Company and Ciglarette International, Inc. (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)

10.3		Agreement of Sale, dated March 1, 2011, by and between the Company and LisanRahman (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.4
Entrusted Management Agreement between shareholders of Xingtai ZhongdingJi Ye Real Estate Development Co., Ltd., Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.5
Entrusted Management Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd., Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.7
Shareholders’ Voting Proxy Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.8
Shareholders’ Voting Proxy Agreement between shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.9
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Xingtai Zhongding Jiye Real Estate Development Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.10
Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and HebeiZhongding Real Estate Development Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.11	Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.12	Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.13	Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.14	Securities Escrow Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.15	Make Good Escrow Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.16
Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.17
Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

10.18	Loan Agreement with Industrial and Commercial Bank of China [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on July 25, 2011.)
10.19	Loan Agreement with Rural Credit Cooperative Union [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.20	Trust Agreement between Jianfeng Guo and Liping Bi [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.21	Trust Agreement between Jianfeng Guo and Jianfei Guo [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.22	Trust Agreement between Jianfeng Guo and Jianhe Guo [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.23	Trust Agreement between Jianfeng Guo and Liying Li [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.24	Trust Agreement between Jianfeng Guo and YuelaiXie [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.25	Trust Agreement between Jianfeng Guo and QilinHuaxia [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.26	Trust Agreement between Jianfeng Guo and Li Zhao [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.27
Loan Agreement with Rural Credit Cooperative Union, dated June 19, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)

10.28	Loan Agreement with Haijun Zhao, dated October 8, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)
10.29
Loan Agreement with Rural Credit Cooperative Union, dated December 22, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)

10.30
Loan Agreement with Kong Village Committee, dated December 30, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)

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

KIRIN INTERNATIONAL HOLDING, INC.

By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 15, 2014

By:	/s/ XinZheng
XinZheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JianfengGuo	Chairman of the Board of Directors	April 15, 2014
JianfengGuo

/s/ Longlin Hu	President, Chief Executive Officer and Director	April 15, 2014
Longlin Hu
(Principal Executive Officer)

/s/ XinZheng	Chief Financial Officer	April 15, 2014
XinZheng	(Principal Financial and Accounting Officer)

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
December 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Kirin International Holding, Inc.

We have audited the accompanying consolidated balance sheets of Kirin International Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Kirin International Holding, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP
New York, New York
April 15, 2014

NEW YORK OFFICE • 7 Penn Plaza  • Suite 830 • New York, New York
10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$23,407,551	$24,098,688
Restricted cash	8,362,905	6,924,572
Accounts receivable	231,598	1,826,930
Note receivable	1,418,595	-
Revenue in excess of billings	10,059,251	8,080,156
Prepayments	26,436,726	15,615,001
Other receivables	16,189,890	6,172,152
Receivable from related parties	4,247,788	3,041,130
Short-term Loan to related parties	12,250,572	-
Loan to related parties	33,204,995	15,832,555
Real estate property completed	1,427,910	6,958,177
Real estate properties and land lots under development	176,472,218	184,839,907
Investment at cost	7,929,422	3,166,511
Property and equipment, net	4,163,033	436,041
Deferred tax assets	4,676,410	3,817,260
Total assets	330,478,864	$280,809,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$76,120,010	$50,684,036
Income taxes payable	2,079,681	1,592,766
Other taxes payable	2,885,586	2,054,768
Other payables and accrued liabilities	13,743,052	14,619,565
Customer deposits	87,713,585	87,184,895
Loans payable	89,466,798	68,871,614

Total liabilities	272,008,712	225,007,644

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,070,804
Retained earnings	10,553,505	10,890,595
Accumulated other comprehensive income	8,514,860	6,688,347
Total Kirin International Holding, Inc.’s equity	57,623,209	55,801,436
Non-controlling interest	846,943	-
Total Stockholders' equity	58,470,152	55,801,436
Total liabilities and stockholders’ equity	$330,478,864	$280,809,080

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2013	2012

Revenue from real estate sales, net	$178,264,543	$67,289,629
Cost of real estate sales	151,381,746	92,929,787
Gross profit (loss)	26,882,797	(25,640,158)

Operating expenses
Selling expenses	5,347,627	4,244,856
General and administrative expenses	10,410,574	8,042,783

Total operating expenses	15,758,201	12,287,639

Income (loss) from operations	11,124,596	(37,927,797)

Other income (expenses)
Investment income	169,145	-
Government grant	-	443,049
Interest expense	(7,725,290)	(6,084,786)

Total other expenses	(7,556,145)	(5,641,737)

Income (loss) before income taxes	3,568,451	(43,569,534)

Income taxes expense (benefit)	3,796,248	(14,123,173)

Net loss	$(227,797)	$(29,446,361)
Less: Net loss attributable to non-controlling interest	(223,057)	-
Net Loss attributable to stockholder of Kirin International Holding, Inc.	(4,740)	(29,446,361)

Other comprehensive income
Foreign currency translation adjustment	1,826,513	616,496

Comprehensive income (loss)	$1,821,773	$(28,829,865)
Less: other comprehensive income (loss) attributable to non-controlling interest	-	-
Comprehensive income (loss) attributable to stockholders of Kirin International Holding, Inc.	1,821,773	(28,829,865)

Basic and diluted loss per share	$(0.01)	$(1.43)
Basic and diluted weighted average shares outstanding	20,596,546	20,564,620

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common shares		Additional			Accumulated other	Non-	Total
	Number of shares	Amount	paid-in capital	Statutory reserve	Retained earnings	comprehensive income	Controlling Interest	stockholders’ equity
Balance at January 1, 2012	20,560,016	$2,056	$36,698,450	$424,833	$40,982,927	$6,071,851	-	$84,180,117
Stock-based compensation	36,530	4	406,380	-	-	-	-	406,384
Net loss	-	-	-	-	(29,401,561)	-	-	(29,401,561)
Transfer to statutory reserve	-	-	-	645,971	(645,971)	-	-	-
Liquidated damage assumed by a stockholder	-	-	44,800	-	(44,800)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	616,496	-	616,496
Balance at December 31, 2012	20,596,546	$2,060	$37,149,630	$1,070,804	$10,890,595	$6,688,347		$55,801,436
Stock-based compensation	-	-	-	-		-	-
Net loss					(4,740)	-	(223,057)	(227,797)
Transfer to statutory reserve	-	-	-	332,350	(332,350)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	1,826,513	-	1,826,513
Non-Controlling Interest	-	-	-	-	-	-	1,070,000	1,070,000

Balance at December 31, 2013	20,596,546	$2,060	$37,149,630	$1,403,154	$10,553,505	$8,514,860	846,943	58,470,152

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(227,797)	$(29,446,361)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	693,705	100,982
Stock-based compensation	-	406,384
Deferred tax expense	(723,015)	(11,567,824)
Liquidated damage assumed by a stockholder	-	44,800

Changes in operating assets and liabilities
Restricted cash	(1,193,016)	(5,157,669)
Accounts receivable	1,633,238	(441,321)
Notes receivable	(1,407,490)	-
Revenue in excess of billings	(1,688,754)	(1,066,777)
Prepayments	(10,165,618)	(9,141,391)
Other receivables	(17,741,121)	(3,620,413)
Receivable from a trust equity owner	(1,091,112)	462,404
Real estate property completed	5,682,048	(6,954,059)
Real estate properties and land lots under development	14,281,021	7,344,348
Accounts payable	23,437,934	13,404,285
Income taxes payable	428,368	1,521,168
Other taxes payable	752,539	(7,091,156)
Other payables and accrued liabilities	6,774,795	6,620,709
Customer deposits	(2,321,104)	59,229,360

Net cash provided by operating activities	17,124,621	14,647,469

Cash flows from investing activities:
Purchases of equipment	(4,404,885)	(279,112)
Loan to a related party	(16,620,284)	(15,823,185)
Short-term loan to related party	(12,084,212)	-
Cash paid for investment at cost	(4,604,935)	(3,164,637)

Net cash used in investing activities	(37,714,316)	(19,266,934)

Cash flows from financing activities:
Proceeds from financial institution loans	30,654,209	60,919,264
Repayment of financial institution loans	(12,584,360)	(42,880,832)
Proceeds from non-controlling stockholder	1,070,000	-
Proceeds from disposal of subsidiary	53,383	-

Net cash provided by financing activities	19,193,232	18,038,432

Effect of exchange rate changes on cash and cash equivalents	705,326	77,556
Net increase (decrease) in cash and cash equivalents	(691,137)	13,496,523

Cash and cash equivalents - beginning of the year	24,098,688	10,602,165

Cash and cash equivalents - end of the year	$23,407,551	$24,098,688

Supplementary cash flow information
Cash paid for income tax	$2,373,876	$8,783
Cash paid for interest expense	$8,071,759	$7,407,269

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

As at December 31, 2013, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America	February 8, 2013	Property holding
Greenfield International Corporation	State of California, United States of America	August 12, 2013	Whole sale Agent of Food &Grocery
Kirin Hopkins Real estate	State of California, United States of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California, United States of America	July 11, 2013	Real estate investment and management

VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd. (“Zhongding Jiye”, Xingtai Zhongding”)	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”, “Zhongding Kirin”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Beijing Huaxia Kirin Xinlv Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
langfang City HuadingChengmei Real Estate Development Co., Ltd. (“HuadingChengmei”)	Langfang, Hebei province, China	July 27, 2012	Real estate development
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development

The Company was a development stage company and had not generated significant revenue since its inception to March 1, 2011 (the “Closing Date”.  See below.).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).  The consolidated balance sheets as of December 31, 2013 and 2012, and the consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the two-year period ended December 31, 2013 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitate consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimate upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

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

In 2008, Xingtai Zhongding was entitled to a government grant of approximately $25,138,655 related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2013 and 2012, the Company recognized approximately $nil and $443,000 grant income, respectively.  All government grant related to Kirin County has been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at December 31, 2013, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2013 and 2012, $326,259 and $633,302 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $ 8,362,905 and $6,924,572 as at December 31, 2013 and 2012, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investment at Cost

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $206,512 as dividend for the year ended December 31, 2013.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the year ended December 31, 2013 and 2012 were net income and the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2013 and 2012, the Company recorded an advertising expense of $3,426,229 and $ 1,438,576, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2013 and 2012, the Company retained $140,661 and $205,823 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2013 and 2012, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2013 and 2012.

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

In April 2013, The FASB issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2013, The FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

The VIE Agreements are summarized below:

Entrusted Management Agreement

Pursuant to the Entrusted Management Agreement between Kirin Management, the Hebei Zhongding Real Estate Development Corporation Limited and Xingtai ZhongdingJiye Real Estate Development Company Limited (the “Operating Companies”) and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

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

Summary information regarding consolidated VIEs is as follows:

	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$19,219,581	$23,217,301
Restricted cash	8,362,905	6,924,572
Accounts receivable	231,598	1,826,930
Note receivable	817,795	-
Revenue in excess of billings	10,059,251	8,080,156
Prepayments	26,436,726	15,615,001
Other receivables	23,763,798	6,159,022
Receivable from a trust equity owner	4,247,788	3,041,130
Loan to related parties	33,204,995	15,832,555
Short term Loan to related parties	12,250,572	-
Real estate property completed	1,427,910	6,958,177
Real estate properties and land lots under development	176,472,218	184,839,907
Investment at cost	7,196,598	3,166,511
Property and equipment, net	654,998	363,578
Deferred tax assets	4,676,410	3,817,260
Total assets	$329,023,143	$279,842,100

Accounts payable	$76,120,010	$50,684,036
Income taxes payable	2,079,681	1,592,766
Other taxes payable	2,885,487	2,054,768
Other payables and accrued liabilities	12,558,258	14,617,665
Customer deposits	87,700,992	87,184,895
Long-term loans	89,466,798	68,871,614
Deferred tax liabilities		-
Total liabilities	$270,811,226	$225,005,744

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the years ended December 31, 2013 and 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes sales of approximately $178,200,000  and $67,290,000, respectively, cost of sales of approximately $151,400,000  and $93,930,000, respectively, operating expenses of approximately $14,000,000 and $10,826,000, respectively, and net income of approximately $1,500,000 and net loss $27,982,000, respectively.

Note 4 – Accounts Receivable

	December 31,
	2013	2012

Receivable from sales of condominium units	$231,598	$1,407,367
Receivable from sales of land use rights	-	419,563

	$231,598	$1,826,930

Accounts receivable consists of balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at December 31, 2013, accounts receivable include revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest. Receivables from sales of land use rights are uncollateralized and bear no interest.

Note 5 – Notes Receivable

	December 31,
	2013	2012

Receivable from Bank acceptance notes	$817,795	$-
Receivable from individual (Promissory note)	600,000	-
Others	800	-
	$1,418,595	$-

The Bank acceptance notes amount to RMB 5,000,000 (or approximately $817,800) are within six months and due on June 19, 2014. The Company endorsed all the Bank acceptance notes to its supplier in January, 2014.

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 6 – Revenue in Excess of Billings

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

Note 7 – Prepayments

Prepayments consisted of the following:

	December 31,
	2013	2012

Advances to suppliers and contractors	$1,245,073	$1,900,658
Financing service fees charged as prepaid interests	1,831,157	1,754,727
Excessive business tax and LAT liabilities	9,186,346	7,940,645
Prepayments-related party	14,174,150	4,018,971
	$26,436,726	$15,615,001

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

Note 8 – Other Receivables

The components of other receivables were as follows:

	December 31,
	2013	2012

Working capital borrowed by contractors	$13,544,760	$4,610,707
Deposit	964,998	-
Staff allowance	687,875	350,069
Receivables of housing maintenance funds	392,781	-
Working capital borrowed by Xingtai RC Bank	-	1,191,875
Others	599,476	19,501

	$16,189,890	$6,172,152

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at December 31, 2013 and 2012.

Note 9 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	December 31,
	2013	2012
Properties under development
Kirin County
Costs of land use rights	$1,329,290	$987,290
Other development costs	528,347	159,515
No. 79 Courtyard
Costs of land use rights	54,720,055	78,739,610
Other development costs	15,413,036	6,787,664
Kirin Bay
Costs of land use rights	35,605,444	47,157,690
Other development costs	13,316,057	4,211,915

Land lots under development	55,559,989	46,796,223

	$176,472,218	$184,839,907

As at December 31, 2013, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All our land use rights are assigned to real estate projects

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 16).

The Residential buildings of Kirin Country are fully completed in December, 2012. As of December 31, 2013 and December 31, 2012, the real estate property completed is $1,427,910 and $6,958,177 separately

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at December 31, 2013 and 2012, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $55,559,989 and $46,796,223, respectively.

Note 10 – Investment at Cost

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

The Xingtai Rural Commercial Bank increased paid in capital from RMB 240,000,000, or approximately $38,207,000 to RMB 500,000,000, or approximately $79,598,000 on April 26, 2013. The Company paid approximately RMB 24,000,000, or approximately $3,841,000 to keep its stockholder position.

As of December 31, 2013 and 2012, the balance of long term investment for Xingtai Rural Commercial Bank was $7,196,598 and $ 3,166,511, the company had 31,000,000 shares and 16,000,000 shares, or 5.25% and 6.96%, of the common stock of the financial institution in the year ended December 31, 2013 and 2012.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company has deposit balances (including restricted cash) of $6,672,000 and $18,697,000 in Xingtai RC Bank, respectively.

In November 2013, the company invested $700,000 to Hopkins Kirin Facilities Group, LLC to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins Kirin Facilities Group, LLC, since the Company has the ability to exercise significant influence over the operating and financing activities of Hopkins Kirin Facilities Group, LLC. The Company determined that there was no impairment on these investments during year ended December 31, 2013. There is no transaction in 2013 for Hopkins Kirin Facilities Group, LLC. The Company didn’t obtain investment income from Hopkins Kirin Facilities Group, LLC.

As of December 31, 2013 and 2012, the ending balance in investment was $7,929,422 and 3,166,511.

Note 11 – Accounts Payable

	December 31,
	2013	2012

Payables in relation to acquisitions of land use rights	$3,726,753	$6,397,965
Construction contractors	72,393,257	44,286,071

	$76,120,010	$50,684,036

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at December 31, 2013, payable to Huada Mining Co., Ltd. was $1,273,367.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At December 31, 2013, unpaid balance plus accrued interest was $2,453,386.  The Company capitalized the additional consideration in the costs land lots under development.

Note 12 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	December 31,
	2013	2012

Unrecognized tax benefit (Note 14(2))	$6,542,362	$6,333,022
Deposits from customers on behalf of utility operators	2,677,913	4,195,152
Car park deposits from customers	2,285,738	2,227,547
Deposit from a contractor	140,661	791,628
Accrued loan interest	706,575	683,996
Others	1,389,803	388,220

	$13,743,052	$14,619,565

Note 13 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of December 31, 2013 and 2012, the Company received $87,713,585 and $87,184,895 deposits from customers, respectively.

Note 14 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to December 31, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation and Kirin Hopkins Real Estate Group LLC were incorporated in State of California, United States of America and are subject to California taxes.

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

Income tax expenses for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012

Current
EIT expense	$3,008,862	$1,522,557
Unrecognized tax uncertainty benefit	-	110,762
LAT expense (credit)	2,174,660	(4,188,668)
Deferred tax expense- EIT	(1,387,274)	(11,567,824)

	$3,796,248	$(14,123,173)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	2012

EIT at the PRC statutory rate of 25%	$892,113	$(10,892,384)
LAT expense (credit)	2,174,660	(4,188,668)
EIT deficit (benefit) of LAT	(543,665)	1,047,167
Deferred tax valuation allowance	1,207,401	1,536,730

Reversal of excessive deferred tax liabilities derived from revenue recognition as a result of project cost estimates upward adjustments	-	(1,715,001)
Permanent items	65,739	88,983

	$3,796,248	$(14,123,173)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	2012

Unrecognized tax benefit, as the January 1	$6,333,022	$6,174,682
Increase due to government grant earned	-	110,762
Movement in current year due to foreign exchange rate fluctuation	209,340	47,578

Unrecognized tax benefit, as of December 31	$6,542,362	$6,333,022

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of December 31, 2013 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2009 to 2013 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2013 and 2012 are presented below.

	Years Ended December 31,
	2013	2012

Deferred tax assets
Operating loss carry forward	$3,540,241	$2,405,198
Excess of interest expense	2,038,513	736,034
Revenue recognized based on percentage-of-completion	2,109,682	2,440,329
	7,688,436	5,581,561

Valuation allowance	(3,012,026)	(1,764,301)

Net deferred tax assets	$4,676,410	$3,817,260

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

Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will reverse when the construction progress of related projects proceeds to completion, which is expected to be December 2014 for No. 79 Courtyard and Kirin Bay projects, when the difference between accumulated revenue and cost of sales recognized based on percentage-of-completion method and enterprise income tax accrued pursuant to tax laws, converges.  Enterprise income tax comprises multiple interim prepayments determined predominately by periodic customer deposits collected and deemed profit ratio when a real estate project is under construction, followed by a closing to adjust to actual profit realized, after the construction is complete.  Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will also increase or decrease when the Company reevaluates and makes upward or downward adjustments to a project’s total revenue or cost estimate.  The Company believes deferred tax assets related to revenue recognized based on percentage-of-completion and excess of interest expense will be fully realizable.

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $2,566,277 as of December 31, 2013 which will expire on various dates between December 31, 2014 and December 31, 2018. The Company provided a valuation allowance of $2,038,062 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with net operation loss carry forward of $973,964 and a 100% valuation allowance has been provided.

Note 15 – Other Taxes Payable

Other taxes payable consisted of the following:

	December 31,
	2013	2012

Business tax and related urban construction tax and education surcharge	$2,530,769	$1,877,756
Land Appreciation Tax	354,817	177,012

	$2,885,586	$2,054,768

Note 16 – Loans Payable

Loans payable as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch
Due March 8, 2013, at 7.79% per annum	$-	$3,483,162
Due March 8, 2013, at 7.79% per annum	-	4,433,115
	-	7,916,277

Loans from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due June 27, 2013, at 12.62% per annum	-	3,008,185

Loan from Association of Xingtai Chengjiao Rural Credit Cooperative Union Association
Due December 21, 2013, at 13.12% per annum	-	949,953

Loan from Kong Village Committee
Origin loan due December 29, 2013; maturity extended to June 29, 2014 ($2,944,062,or RMB 18,000,000) and September 29, 2014 (1,962,709,or RMB 12,000,000), at 14.4% per annum	4,906,771	4,749,766

Loan from Hebei Xingtai Rural Commercial Bank (“Credit Union 2013 Short term loan”)
Due April 24, 2014, at 8.55% per annum	3,271,181	-

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Original loan due March 29, 2014; maturity extended to May 29,2014, at 11.38% per annum	2,453,386	2,374,883
Due April 29, 2014, at 11.38% per annum	2,453,386	2,374,883
Due May 29, 2014, at 11.38% per annum	3,271,181	3,166,511
Due June 29, 2014, at 11.38% per annum	3,271,181	3,166,511
Due July 29, 2014, at 11.38% per annum	4,906,771	4,749,766
Due August 29, 2014, at 11.38% per annum	8,177,952	7,916,277
	24,533,857	23,748,831
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2013 Loans”)
Due January 30, 2015, at 9.84% per annum	5,724,567	-
Due May 30, 2015, at 9.84% per annum	4,088,976	-
Due September 30, 2015, at 9.84% per annum	4,088,976	-
Due January 30, 2016, at 9.84% per annum	3,271,181	-
Due May 30, 2016, at 9.84% per annum	2,453,386	-
Due May 30, 2016, at 9.84% per annum	8,177,952	-
	27,805,038	-
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,271,181	3,166,516
Due September 18, 2015, at 9.225% per annum	3,271,181	3,166,511
Due May 19, 2015, at 9.225% per annum	4,906,771	4,749,766
Due January 19, 2015, at 9.225% per annum	4,906,771	4,749,766
Due September 19, 2014, at 9.225% per annum	4,906,771	4,749,766
Due May 19, 2014, at 9.225% per annum	4,906,771	4,749,766
Due January 31, 2014, at 9.84% per annum (note(a))	2,780,505	3,166,511
	28,949,951	28,498,602

	$89,466,798	$68,871,614

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012 are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2013 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

As of December 31, 2013 and December 31, 2012, ICBC 2010 Loans, ICBC2012 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $134,340,000 and $87,900,000, respectively.

The aggregate maturities of loans payable for each of years subsequent to December 31, 2013 are as follows:

Year Ending December 31	Amount

2014	$45,305,855
2015	30,258,424
2016	13,902,519
Thereafter	-
Loans payable	$89,466,798

Note 17– Restricted Stock Compensation

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

Restricted Stock Awards activity as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the year	146,120	$0.12
Granted	-
Vested	-
Forfeited	-
Outstanding at the end of the year	146,120	$0.12

The Company recognized $nil and $406,000 of share-based compensation expense related to the Restricted Stock Awards for the year ended December 31, 2013 and 2012, respectively.

Note 18 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the years ended December 31, 2013 and 2012 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the years ended December 31, 2013 and 2012 was as follows:

	Years Ended December 31,
	2013	2012

Kirin County	$2,687,404	$(2,590,427)
No.79 Courtyard	92,350,030	37,510,185
Kirin Bay	82,644,306	32,369,871
Property Service	582,803	-

	$178,264,543	$67,289,629

As described in Summary of Significant Accounting Policies - Revenue Recognition, revenue for the year ended December 31, 2013 included certain reversal adjustments as a result of change in respective project’s total revenue and cost estimates.

Note 19 –Loss per Share

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

	Years Ended December 31,
	2013	2012

Net loss	$(227,797)	$(29,446,361)
Basic and diluted loss per share	$(0.01)	$(1.43)
Basic and diluted weighted average shares outstanding	20,596,546	20,564,620

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of December 31, 2013.

Note 20 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC and Greenfield International Corporation. The non-controlling interests in 2013 and 2012 are summarized as below:

	Year Ended December 31
	2013	2012
Brookhollow Lake, LLC	10%	-
Greenfield International Corporation	30%	-
Newport Property Holding, LLC	50%

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of December 31, 2013 and “net loss attributable to non-controlling interests” in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013.

Note 21 – Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to HuaxiaHuifeng for $35,953,000 (RMB 221,160,000). On October 15, 2013, the company signed a supplement loan agreement in amount of $27,636,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. As of December 31, 2013, the outstanding balance of the loan was $33,204,995 (RMB 196,560,000 for original loan and RMB 6,455,342 for interest income).

(2) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, XingtaiZhongding, was entitled to a government grant associated with its development of Kirin County project of RMB 160,000,000 ($22,981,000), translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of XingtaiZhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to XingtaiZhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and XingtaiZhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to XingtaiZhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for XingtaiZhongding’s progress. Earned portions of the government grant become available to XingtaiZhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at December 31, 2012 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,332,088 and $26,169,447, translated at respective historical rates) was used to repay working capital provided by JianfengGuo for the support of other real estate projects’ development. As at December 31, 2013, the Company had a remaining $4,247,788 earned government grant available for future drawdown after repaid working capital provided by JianfengGuo, which is included in “Receivable from a related party” in consolidated balance sheet.

(3) Working capital provided by JianfengGuo

JianfengGuo, the controlling stockholder of the Company, through various affiliate companies and individuals, provides working capital to the VIEs (hereafter, including subsidiaries of VIEs) of the Company.  In addition to repaying borrowings directly, the Company’s VIEs may also provide working capital to affiliate companies and individuals as designated by JianfengGuo.  Balances received or provided by the Company’s VIEs are unsecured, interest-free and did not have specific repayment dates.

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to JianfengGuo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between JianfengGuo, related affiliate companies and individuals, and the Company’s VIEs. XingtaiZhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by JianfengGuo.  Accordingly, the Company is entitled to present netted balance with JianfengGuo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by JianfengGuo as at December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012

Gross of working capital received from affiliate companies and individuals designated by JianfengGuo	$(41,521,029)	$(41,635,538)
Gross of working capital provided to affiliate companies and individuals designated by JianfengGuo	19,599,370	19,344,580
Gross earned government grant held by a related party	26,169,447	25,332,088
Receivable from a related party	$4,247,788	$3,041,130

(4) Short term Loan to related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Beijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively.  The maturity date of the loan agreements is January 2, 2014

(5) Prepayment to related party

Please see Note 7 – Prepayments

Note 22 – Contingencies and Commitments

As at December 31, 2013 and 2012, the Company provided approximately $77,130,000 and $42,885,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 23 – Subsequent Events

On January 2, 2014, the company received RMB 74,900,000 short-term loans from related party companies.

On March 25, 2014, Hebei Zhongding received long-term loan of $1,636,000 (RMB 10,000,000) from Industrial and Commercial Bank of China Xingtai Yejin Branch. On April 4, 2014. Hebei Zhongding received long-term loan of $3,271,000 (RMB 20,000,000) from Industrial and Commercial Bank of China Xingtai Yejin Branch. The principal amount of the loan is due on May 30, 2016.