Form 10-Q
period 2014-03-31
Kirin International Holding, Inc.
filed 2014-05-20
CIK 1487843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1636887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12thFloor,Building F, Phoenix Plaza, No.A5, ShuguangXili, Chaoyang District, Beijing, 100028 People’s Republic of China	100028
(Address of principal executive offices)	(Zip Code)

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at May 20, 2014.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$19,946,413	$23,407,551
Restricted cash	8,084,904	8,362,905
Accounts receivable	100,381	231,598
Notes receivable	2,904,349	1,418,595
Revenue in excess of billings	5,808,975	10,059,251
Prepayments	27,470,105	26,436,726
Other receivables	27,217,015	16,189,890
Receivable from a related party	3,030,770	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	33,021,956	33,204,995
Real estate property completed	945,642	1,427,910
Real estate properties and land lots under development	177,947,062	176,472,218
Investments	7,980,585	7,929,422
Property and equipment, net	3,710,195	4,163,033
Deferred tax assets	5,411,557	4,676,410
Total assets	$323,579,909	$330,478,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$54,453,197	$76,120,010
Income taxes payable	1,990,957	2,079,681
Other taxes payable	2,426,946	2,885,586
Other payables and accrued liabilities	13,500,840	13,743,052
Customer deposits	107,676,110	87,713,585
Loans payable	87,599,766	89,466,798
Total liabilities	267,647,816	272,008,712

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	8,423,932	10,553,505
Accumulated other comprehensive income	8,114,951	8,514,860
Total Kirin International Holding, Inc.’s equity	55,093,727	57,623,209

Non-controlling interest	838,366	846,943
Total stockholders’ equity	55,932,093	58,470,152
Total liabilities and stockholders’ equity	$323,579,909	$330,478,864

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

 KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$7,412,177	$14,045,845
Cost of real estate sales	5,765,986	12,469,687
Gross profit	1,646,191	1,576,158

Operating expenses
Selling expenses	779,828	917,458
General and administrative expenses	2,725,503	2,639,001

Total operating expenses	3,505,331	3,556,459

Loss from operations	(1,859,140)	(1,980,301)

Other income (expenses)
Investment income	506,548	114,544
Interest expense	(1,331,118)	(1,756,478)

Total other expenses	(824,570)	(1,641,934)

Loss before income taxes	(2,683,710)	(3,622,235)

Income taxes benefit	(545,560)	(159,124)

Net loss	$(2,138,150)	$(3,463,111)
Less: Net loss attributable to non-controlling interest	(8,577)	-
Net loss attributable to stockholders of Kirin International Holding, Inc.	(2,129,573)	(3,463,111)
Net Loss	$(2,138,150)	$(3,463,111)

Other comprehensive income (loss)
Foreign currency translation adjustment	(399,909)	302,724

Total Comprehensive loss	$(2,538,059)	$(3,160,387)
Less: comprehensive income (loss) attributable to non-controlling interest	(8,577)	-
Comprehensive loss attributable to stockholders of Kirin International Holding, Inc.	$(2,529,482)	(3,160,387)

Basic and diluted loss per share	$(0.10)	$(0.17)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,138,150)	(3,463,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	46,361	29,873
Deferred tax benefit	(779,012)	(1,533,432)
Dividend received from investment at cost	(506,548)	(114,544)

Changes in operating assets and liabilities
Restricted cash	211,152	2,108,412
Accounts receivable	130,264	372,846
Notes receivable	(1,503,305)	-
Revenue in excess of billings	4,198,373	2,355,377
Prepayments	(1,258,621)	(7,974,699)
Other receivables	(11,237,146)	(8,643,555)
Receivable from a related party	1,190,894	541,884
Real estate property completed	474,019	130,192
Real estate properties and land lots under development	(2,938,917)	(1,281,468)
Accounts payable	(21,197,653)	(10,763,032)
Income taxes payable	(72,243)	964,003
Other taxes payable	(438,215)	1,162,671
Other payables and accrued liabilities	(133,842)	5,441,004
Customer deposits	20,830,105	32,413,761

Net cash provided by (used in)operating activities	(15,122,484)	11,746,182

Cash flows from investing activities:
Purchases of equipment	(10,822)	(69,278)
Proceeds from disposal of equipment	412,296	-
Repayment of loans from a related party	1,143,819	15,908,823
Loans to a related party	(1,232,907)	(4,772,647)
Short term loan received from related parties	12,238,862	-
Cash paid for investment	(110,002)	-
Dividend from investment at cost	506,548	114,544

Net cash provided by investing activities	12,947,794	11,181,442

Cash flows from financing activities:
Proceeds from financial institution loans	1,634,027	-
Repayment of financial institution loans	(2,777,846)	(7,954,412)
Net cash used in financing activities	(1,143,819)	(7,954,412)

Effect of exchange rate changes on cash and cash equivalents	(142,629)	136,029
Net increase (decrease) in cash and cash equivalents	(3,461,138)	15,109,241

Cash and cash equivalents - beginning of the period	23,407,551	24,098,688

Cash and cash equivalents - end of the period	$19,946,413	39,207,929

Supplementary cash flow information
Cash paid for income tax	$286,197	758,301
Cash paid for interest expense	$2,545,143	1,975,131

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

As of March 31, 2014, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America.	February 8 , 2013	Property holding
Greenfield International Corporation	State of California, United States of America	August 12, 2013	Whole sale Agent of Food &Grocery
Kirin Hopkins Real estate Group, LLC	State of California, United State of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California United State of America	July 11, 2013	Real estate investment and management

VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“HebeiZhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
XingtaiHetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
HebeiZhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and cash flows for the three month periods ended March 31, 2014 and 2013.  The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the consolidated statements of operations and comprehensive loss and cash flows for the three month periods ended March 31, 2014 and 2013 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than a one-year period.

Reclassifications

Certain amounts in the March 31, 2013 condensed consolidated financial statement have been reclassified to conform to the March 31, 2014 presentation.

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

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of operations and comprehensive loss in accordance with ASC 220, Comprehensive Income.

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

Revenue from the sales of completed properties and properties where the construction period is twelve months or less is recognized by the full accrual method when (a) sale is consummated; (b) the buyer’s initial and continuing involvements are adequate to demonstrate a commitment to pay for the property; (c) the receivable is not subject to future subordination; (d) the Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.  A sale is not considered consummated until (a) the parties are bound by the terms of a contract or agreement, (b) all consideration has been exchanged, (c) any permanent financing for  which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed. Fair value of buyer’s payments to be received in future periods pursuant to sales contract is classified under accounts receivable. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

The Company adopts the percentage-of-completion method of accounting for revenue recognition for all building construction projects in progress in which the construction period was expected to be more than twelve months.

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts.  The Company uses a cost-to-cost method to measure the ratio of completion.  Qualified construction quality supervision firms are engaged by the Company, as required by relevant laws and regulations in the PRC, to determine that pieces of construction completed by contractors have met predetermined quality and safety standards, and are eligible to be counted towards costs. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified under customer deposits.  Any losses incurred or identified on real estate transactions are recognized in the period in which the losses are indentified.

Except for the down payment, the remaining contract price can be settled by several installments or financed by mortgage.  The Company requires customers to pay a non-refundable cash down payment equivalent to no less than 20% of the contract price upon the execution of sale or pre-sale contracts prior to recognizing revenue under either full-accrual method or percentage-of-completion method.  The cash down payment collected from customers subordinates to no claims.  If buyer’s purchase is financed by mortgage the Company does not recognize revenue until the application for the mortgage loan has been filed and the Company reasonably believes the mortgage will  be approved.  The Company provides guarantees for mortgage loans from financial institutions to customers (see “Restricted cash”).  Such guarantees expire when customers have obtained a House Ownership Certificate for their purchased properties and the mortgage has been registered in favor of the financial institutions. Because guarantees of mortgage do not cover any portion of the non-refundable cash down payment received by the Company from customers, the Company does not consider guarantees when determining recognizing revenues under either full-accrual method or percentage-of-completion method.

A project’s revenue and cost estimates have an inherent nature of uncertainty throughout its multiple-year development period.  Factors that potentially affect a project’s total revenue and cost estimates (including a salable unit’s allocated cost), include, but are not limited to: (1) changes in government’s land-use planning, building density, plot ratio and other quotas; which lead to changes of total gross floor area available for sale and per-unit cost estimate; (2) the Company’s voluntary modification of design to enhance attractiveness and competiveness of an on-going project; (3) fluctuation of commodity prices and government-regulated labor cost rates; (4) contractors’ request to renegotiate consideration of fixed-price agreements, for which the Company’s preference of complete the discussion early to avoid unfavorable impact on construction progress; (5) unforeseeable geological and engineering difficulties causing modifications of a project’s construction plan; (6) government agencies’ compliance inspections in the late stage of the construction, which may lead to modification of design; (7) major prospective property buyers’ request to alter specifications of the property to be delivered; and (8) contractors’ claims throughout the construction period.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, we may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as a reduction of revenue in the current period on a cumulative catch-up basis.

With regard to a project’s cost estimate, the Company’s in-house cost estimators work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, to prepare at least two versions of the cost estimate.  The first version is a Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimate upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

Real Estate Capitalization and Cost Allocation

Real estate property completed and Real estate properties and land lots under development consist of residential and commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grant

Government grants  related to real estate projects developed by the Company are recognized as other income when the Company has complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

In 2008, XingtaiZhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000, translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months ended March 31, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have  been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to XingtaiJiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to XingtaiZhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at March 31, 2014, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2014 and 2013, $154,303 and $636,780 were capitalized as properties under development, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains the majority of its bank accounts in the PRC. Cash includes cash on hand and demand deposits in accounts maintained with state-owned and commercial financial institutions within the PRC.  China does not have a deposit insurance system; however, the credit risk on bank balances is  limited because the Company conducts transactions and deposits balances with several state-owned banks with high credit ratings assigned by international credit rating agencies.

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $8,084,904 and $8,362,905 as at March 31, 2014 and December 31, 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investments

Investments in securities of private companies the Company does not have a controlling interest in and is unable to exercise significant influence over are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $506,548 and $114,544 as dividend for the three months ended March 31, 2014 and 2013, respectively.

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

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2014 and 2013 were net loss and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company had losses exclude all dilutive securities for the three months ended March 31, 2014 and 2013.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2014 and 2013, the Company recorded an advertising expense of $479,963 and $398,553, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proven that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at March 31, 2014 and December 31, 2013, the Company retained $126,744 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months ended March 31, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months ended March 31, 2014 and 2013.

Stock-Based Compensation

The Company adopted ASC 718 Stock Compensation.  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.  The fair value estimate is based on the share price and other pertinent factors.  The Company estimates forfeitures at the time of grant and  revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting forfeitures and to record stock-based compensation expense only for those awards that are expected to vest.

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

In April 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-08, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Note 3 – Variable Interest Entities

VIE Agreements were entered into between Kirin Management and each of Operating Companies and their respective shareholders. As a result of the VIE Agreements, Kirin Management has the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs that could be significant to the VIEs.  Therefore Kirin Management is deemed to have a controlling financial interest in the VIEs, is considered the primary beneficiary of and consolidates with the VIEs.

The VIE Agreements are summarized below:

Entrusted Management Agreement

Pursuant to the Entrusted Management Agreement between Kirin Management, the HebeiZhongding Real Estate Development Corporation Limited and XingtaiZhongdingJiye Real Estate Development Company Limited (the “Operating Companies”) and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

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

These agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the VIE Agreements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, these VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If HebeiZhongding or XingtaiZhongding or their respective stockholders fail to perform their obligations under the VIE Agreements, the Company may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that the Company may be unable to obtain these remedies. Therefore the VIE Agreements may not be as effective in providing control over HebeiZhongding and XingtaiZhongding as direct ownership. Because the Company relies on HebeiZhongding and XingtaiZhongding for revenue, any termination of or disruption to these VIE Agreements could detrimentally affect the business of the Company.

The Company’s revenues are earned by Kirin Management. However, PRC regulations restrict the ability of the PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by the PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Kirin Management is also required under PRC laws and regulations to allocate at least 10% of the annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. Kirin Management cannot distribute the profits or pay dividends out of China before it sets aside such statutory fund unless the amounts in such fund reaches 50% of its registered capital. Kirin Management has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Although the statutory reserves can be used to, among other things, increase the registered capital and eliminate future losses in excess of retained earnings of Kirin Management, these reserves are not distributable as cash dividends. These statutory reserves may only be applied to the development of Kirin Management; consequently funds distributable up the corporate structure made available by Kirin Management may be limited. Kirin Management has the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Since the statutory reserves and the staff welfare and bonus funds cannot be distributed to the shareholder except in the event of liquidation, allocation of the statutory reserves and the staff welfare and bonus funds will limit the funds available to Kirin Management that are distributable up the corporate chain.

In addition, the PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprises without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$17,054,878	$19,219,581
Restricted cash	8,084,904	8,362,905
Accounts receivable	100,381	231,598
Notes receivable	2,303,549	817,795
Revenue in excess of billings	5,808,975	10,059,251
Prepayments	27,470,105	26,436,726
Other receivables	34,304,307	23,763,798
Receivable from a related party	3,030,770	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	33,021,956	33,204,995
Real estate property completed	945,642	1,427,910
Real estate properties and land lots under development	177,947,062	176,472,218
Investments	7,137,759	7,196,598
Property and equipment, net	601,284	654,998
Deferred tax assets	5,411,557	4,676,410
Total assets	$323,223,129	$329,023,143

Accounts payable	$54,453,197	$76,120,010
Income taxes payable	1,990,957	2,079,681
Other taxes payable	2,426,946	2,885,487
Other payables and accrued liabilities	13,237,692	12,558,258
Customer deposits	107,663,517	87,700,992
Loans payable	87,599,766	89,466,798
Total liabilities	$267,372,075	$270,811,226

For the three months ended March 31, 2014 and 2013, the financial performance of VIEs reported in the consolidated statements of operations and comprehensive loss includes sales of approximately $7,400,000 million and $14,046,000 million, respectively, cost of sales of approximately $ 5,800,000 million and $12,470,000 million, respectively, operating expenses of approximately $3,230,000 million and $3,400,000 million, respectively, and net loss of approximately $1,900,000 million and $3,300,000 million, respectively.

Note 4 – Accounts Receivable

	March 31,	December 31,
	2014	2013
	(Unaudited)
Receivables from sales of condominium units	$100,381	$231,598

Accounts receivable consists of balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at March 31, 2014, accounts receivable includes revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

Note 5 – Notes receivable

	March 31,	December 31,
	2014	2013
	(Unaudited)
Receivable from Bank acceptance notes due from related parties	$2,238,661	$817,795
Receivable from Bank acceptance notes due from 3rd parties	$64,888	$-
Receivable from individual (Promissory note)	600,000	600,000
Other	800	800
	$2,904,349	$1,418,595

The Bank acceptance notes amount to RMB 13,800,000 (or approximately $2,239,000) is within six months and due on September 20, 2014, all issued by Cathay Kylin (Beijing) Trade Co.,Ltd, one of JianfengGuo’s affiliate company. JianfengGuo is the controlling stockholder of the Company, through various affiliate companies and individuals, provides working capital to the Company (Note 21(3)). The Company endorsed all the Bank acceptance notes to its supplier in April, 2014.

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 6 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in commercial building of Kirin County, No.79 Courtyard and Kirin Bay projects in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of March 31, 2014 and December 31, 2013, revenue in excess of billings is $5,808,975 and $10,059,251, respectively.

Note 7 – Prepayments

Prepayments consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Advances to suppliers and contractors	$1,277,316	$1,245,073
Financing service fees charged as prepaid interests	1,555,126	1,831,157
Excessive business tax and LAT liabilities	11,048,778	9,186,346
Prepayments-related party	13,588,885	14,174,150

	$27,470,105	$26,436,726

Pursuant to financing service contracts entered into between the Company, XingtaiChengjiao Rural Credit Cooperative Union Association, and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

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

Note 8 – Other Receivables

The components of other receivables were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Working capital borrowed by contractors	$20,584,344	$13,544,760
Deposit	4,303,757	964,998
Staff allowance	1,313,411	687,875
Receivables of housing maintenance funds	314,548	392,781
Others	700,955	599,476

	$27,217,015	$16,189,890

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at March 31, 2014 and December 31, 2013.

Note 9 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Properties under development
Kirin County
Costs of land use rights	$1,250,257	$1,329,290
Other development costs	520,969	528,347
No. 79 Courtyard
Costs of land use rights	54,272,665	54,720,055
Other development costs	16,751,560	15,413,036
Kirin Bay
Costs of land use rights	34,654,878	35,605,444
Other development costs	12,042,880	13,316,057

Land lots under development	58,453,853	55,559,989

	$177,947,062	$176,472,218

As at March 31, 2014, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 16).

The Residential buildings of Kirin County are fully completed in December, 2012. As of March 31, 2014 and December 31, 2013, the real estate property completed is $945,642 and $1,427,910, respectively.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auctions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at March 31, 2014 and December 31, 2013 residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were $58,453,853 and $55,559,989, respectively.

Note 10 –Investments

Investment at cost represents the Company’s interest in HebeiXingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.69%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of XingtaiChengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures.

The Xingtai Rural Commercial Bank increased paid in capital from RMB 240,000,000, or approximately $38,207,000 to RMB 500,000,000, or approximately $79,598,000 on April 26, 2013. The Company paid approximately RMB 24,000,000，or approximately $3,841,000 to keep its stockholder position.

As of March 31, 2014 and December 31, 2013, the balance of long term investment for Xingtai Rural Commercial Bank was $7,137,759 and $7,196,598, the Company had 31,000,000 shares, or 6.02%, of the common stock of the financial institution as of March 31, 2014 and December 31, 2013.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended March 31, 2014. The Company received RMB3,100,000 (approximately $507,000) and RMB720,000 (approximately $115,000) as dividend income from Xingtai RC Bank for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company has deposit balances (including restricted cash) of $10,000,000 and $6,672,000 in Xingtai RC Bank, respectively.

In November 2013, the Company invested $700,000 to Hopkins Kirin Facilities Group, LLC to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins Kirin Facilities Group, LLC, since the Company has the ability to exercise significant influence over the operating and financing activities of Hopkins Kirin Facilities Group, LLC. The Company determined that there was no impairment on these investments during the three months ended March 31, 2014. There is no transaction in 2014 for Hopkins Kirin Facilities Group, LLC. The Company didn’t obtain investment income from Hopkins Kirin Facilities Group, LLC.

As of March 31, 2014 and December 31, 2013, the ending balance in investment was $7,980,585 and $7,929,422.

Note 11 – Accounts Payable

	March 31,	December 31,
	2014	2013
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,797,644	$3,726,753
Construction contractors	50,655,553	72,393,257

	$54,453,197	$76,120,010

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at March 31, 2014, payable to Huada Mining Co., Ltd. was $1,364,318.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into account the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.  At March 31, 2014, unpaid balance plus accrued interest was $2,433,326.  The Company capitalized the additional consideration in the costs land lots under development.

Note 12 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Unrecognized tax benefit (Note 14(2))	$6,488,872	$6,542,362
Deposits from customers on behalf of utility operators	4,130,840	2,677,913
Car park deposits from customers	2,267,050	2,285,738
Deposit from a contractor	126,744	140,661
Accrued loan interest	175,200	706,575
Others	312,134	1,389,803

	$13,500,840	$13,743,052

Note 13 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of March 31, 2014 and December 31, 2013, the Company received $107,676,110 and $87,713,585 deposits from customers, respectively.

Note 14 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to March 31, 2014 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation, Kirin Hopkins Real Estate Group LLC and Newport Property Holding LLC were incorporated in State of California, United States of America and are subject to California taxes.

The Company’s subsidiary and VIEs in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiary and VIEs are subject to EIT with the tax rate 25% since January 1, 2008, except that deemed profit method is applied to XingtaiZhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income tax expenses for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Current
EIT expense	$213,957	$1,266,233
LAT expense	19,495	108,075
Deferred tax benefit - EIT	(779,012)	(1,533,432)

	$(545,560)	$(159,124)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

EIT at the PRC statutory rate of 25%	$(670,928)	$(1,266,233)
LAT expense	19,495	108,075
EIT deficit of LAT	(4,874)	(27,019)
Deferred tax valuation allowance	167,178	902,374
Permanent items	(56,431)	123,679

	$(545,560)	$(159,124)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Unrecognized tax benefit, as the January 1	$6,542,362	$6,333,022
Movement in current year due to foreign exchange rate fluctuation	(53,490)	34,782

Unrecognized tax benefit, as of March 31	$6,488,872	$6,367,804

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of March 31, 2014 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests.  In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation.  Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2009 to 2013 remains subject to examination by tax authorities. The Company’s offshore subsidiaries also are subjected to examination by Internal Revenue Service.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 are presented below.

	March 31,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$4,371,040	$3,540,241
Excess of interest expense	2,567,863	2,038,513
Revenue recognized based on percentage-of-completion	2,303,095	2,109,682
	9,241,998	7,688,436

Valuation allowance	(3,830,441)	(3,012,026)

Net deferred tax assets	$5,411,557	$4,676,410

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

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $3,337,200 as of March 31, 2014 which will expire on various dates between March 31, 2014 and March 31, 2019.  As of March 31, 2014, the Company provided a valuation allowance of $2,796,601 based on projected future revenue available to utilize net operating loss carried forward.  Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $1,033,840 and a 100% valuation allowance has been provided.

Note 15 – Other Taxes Payable

Other taxes payable consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Business tax and related urban construction tax and education surcharge	$2,158,770	$2,530,769
Land Appreciation Tax	268,176	354,817

	$2,426,946	$2,885,586

Note 16 – Loans Payable

Loans payable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Loan from Hebei Xingtai Rural Commercial Bank(“Credit Union 2013 Short-term loan”)
Due April 24, 2014, at 8.55% per annum(note(a))	3,244,436	3,271,181

Loan from Kong Village Committee
Origin loan due December 29, 2013, maturity extended to June 29, 2014 ($2,919,992, or RMB 18,000,000) and September 29, 2014 (1,946,661, or RMB 12,000,000), at 14.4% per annum	4,866,653	4,906,771

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Original loan due March 29, 2014, maturity extended to May 29,2014, at 11.38% per annum	2,433,326	2,453,386
Original loan due April 29, 2014, maturity extended to May 29, 2014, at 11.38% per annum	2,433,326	2,453,386
Due May 29, 2014, at 11.38% per annum	3,244,436	3,271,181
Due June 29, 2014, at 11.38% per annum	3,244,436	3,271,181
Due July 29, 2014, at 11.38% per annum	4,866,654	4,906,771
Due August 29, 2014, at 11.38% per annum	8,111,089	8,177,952
	24,333,267	24,533,857

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Due January 30, 2015, at 9.84% per annum	5,677,763	5,724,567
Due May 30, 2015, at 9.84% per annum	4,055,545	4,088,976
Due September 30, 2015, at 9.84% per annum	4,055,545	4,088,976
Due January 30, 2016, at 9.84% per annum	3,244,436	3,271,181
Due May 30, 2016, at 9.84% per annum	2,433,326	2,453,386
Due May 30, 2016, at 9.84% per annum	8,111,089	8,177,952
Due May 30, 2016, at 9.84% per annum	1,622,218	-
	29,199,922	27,805,038

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,244,436	3,271,181
Due September 18, 2015, at 9.225% per annum	3,244,436	3,271,181
Due May 19, 2015, at 9.225% per annum	4,866,654	4,906,771
Due January 19, 2015, at 9.225% per annum	4,866,654	4,906,771
Due September 19, 2014, at 9.225% per annum	4,866,654	4,906,771
Due May 19, 2014, at 9.225% per annum	4,866,654	4,906,771
Due January 31, 2014, at 9.225% per annum	-	2,780,505
	25,955,488	28,949,951

	$87,599,766	$89,466,798

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

As of March 31, 2014 and December 31, 2013, ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $133,243,000 and $134,340,000, respectively.

The aggregate maturities of loans payable for each of years subsequent to March 31, 2014 are as follows:

Twelve Months Ending March 31,	Amount

2015	$52,722,081
2016	22,711,052
2017	12,166,633
Loans payable	$87,599,766

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

Restricted Stock Awards activity as of and for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $nil of share-based compensation expense related to the Restricted Stock Awards for the three months ended March 31, 2014 and 2013, respectively.

Note 18 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the  three months ended at March 31, 2014 and 2013 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 30,
	2014	2013
	(Unaudited)	(Unaudited)
Kirin County	$204,032	$715,754
No.79 Courtyard	966,026	9,657,973
Kirin Bay	6,090,458	3,672,118
Property Service	151,661	-

	$7,412,177	$14,045,845

Note 19 – Loss per Share

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

	Three Months Ended March 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net loss	$(2,138,150)	$(3,463,111)
Basic and diluted loss per share	$(0.10)	$(0.17)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of March 31, 2014.

Note 20 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC. The non-controlling interests in the three months ended at March 31, 2014 and 2013 are summarized as below:

	As of March 31
	2014	2013
	(Unaudited)	(Unaudited)
Brookhollow Lake, LLC	10.0%	0%
Greenfield International Corporation	30.0%	0%
Newport Property Holding, LLC	50.0%	0%

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of March 31, 2014 and “net loss attributable to non-controlling interests” in the consolidated statements of operations and comprehensive loss for the period ended March 31, 2014.

Note 21 – Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to HuaxiaHuifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,636,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year.

As of March 31, 2014, the balance of the loan to HuaxiaHuifeng was $33,021,956 (RMB 189,560,000 for original loan and RMB 14,000,548 for interest income).

(2) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, XingtaiZhongding, was entitled to a government grant associated with its development of Kirin County project of RMB 160,000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of XingtaiZhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to XingtaiZhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and XingtaiZhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to XingtaiZhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for XingtaiZhongding’s progress. Earned portions of the government grant become available to XingtaiZhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at March 31, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,955,486 and $26,169,447, translated at respective historical rates) was used to repay working capital provided by JianfengGuo for the support of other real estate projects’ development. As at March 31, 2014, the Company had a remaining $3,030,770 earned government grant available for future drawdown after repaid working capital provided by JianfengGuo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  As at March 31, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB141,317,120 and RMB134,029,025 ($22,924,716 and $21,921,659 translated at respective historical rates).  Accordingly, the Company is entitled to present netted balance with JianfengGuo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by JianfengGuo as at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by JianfengGuo	$(44,959,109)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by JianfengGuo	22,034,393	19,599,370
Gross earned government grant held by a related party	25,955,486	26,169,447
Receivable from a related party	$3,030,770	$4,247,788

(4) Short-term Loans to Related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Begijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively. The maturity date of the loan agreements is January 2, 2014. On January 2, 2014 the Company received RMB 74,900,000 short-term loans from related party companies.

(5) Prepayment to related party

Please see Note 7 – Prepayments

(6) Notes receivable from related party

Please see Note 5 – Notes receivable

Note 22 – Contingencies and Commitments

As at March 31, 2014 and December 31, 2013, the Company provided approximately $82,672,280 and $77,130,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties. Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead. The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 23 – Subsequent Events

On April 10, 2014, the Company received RMB 6,000,000 (approximately $970,000) loan due from Huaxia Huifeng.

In April, 2014, Hebei Zhongding received RMB 40,000,000 (approximately $6,490,000) long-term loan from Industial and Commercial Bank of China, Xingtai Yejin Branch, and the principle of the loan is due on May 30, 2016.

On April 25, 2014, Xingtai Zhongding Kirin Real Estate Development Co., Ltd entered into a loan contract with Hebei Xingtai Rural Commercial Bank which amount of RMB 20,000,000 (approximately $3,240,000), with an annual effective interest rate of 12.56%. The principal amount of the loan is due on April 24, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

We are a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC.  Our projects are currently concentrated in Xingtai City, Hebei Province.

We have completed our Ming Shi Hua Ting, Wancheng New World and Kirin County projects in Xingtai City. Our current projects include Kirin Plaza, Kirin Bay and No.79 Courtyard, which collectively call for the development of more than 7,000 homes over the next five years in Xingtai City. We intend to expand into the Bohai Sea Surrounding Area, comprised of Beijing, Tianjin, HebeiProvince, Liaoning Province and Shandong Province, and begin additional projects in the next three to five years.

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

Recent Developments

At March 31, 2014, we have the following projects under development:

	POC	Construction beginning	Estimated Completion
Kirin County (including Kirin Plaza)	98.3%	September 2011	Late 2014
No.79 Courtyard (Phase I)	95.3%	September 2011	Late 2014
No.79 Courtyard (Phase II)	59.1%	September 2012	Mid-to-late 2015
No.79 Courtyard (Phase III)	53.6%	April 2013	Mid-to-late 2015
Kirin Bay (Phase I)	85.1%	October 2011	Late 2014
Kirin Bay (Phase II)	63.1%	March 2013	Early 2015
Kirin Bay( Phase III)	38.3%	May 2013	Mid-to-late 2015

Furthermore, at March 31, 2014, we started the constructions of No. 79 Courtyard (Phase IV) and Kirin Bay (Phase IV);

Financial Performance Highlights

The following summarizes certain key financial information for the three months ended March 31, 2014.

●
Total revenue was $7.4 million for the three months ended March 31, 2014, a decrease of $6.6 million, or 47.2%, from $14.0 million for the same period of 2013. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months;

●
Gross profit was $1.6 million for the three months ended March 31, 2014, same as compared to gross profit of $1.6 million for the same period of last year. Gross margin ratio was 22.2% for the three months ended March 31, 2014, an increase of 10% as compared to the gross margin ratio of 11.2% for the same period of 2013.  The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay (Phase I, Phase II and Phase III) for the three months ended March 31, 2014. Kirin Bay has higher average gross margin ratio than the projects in the first quarter of 2013.

●
Net loss was $2.1 million for the three months ended March 31, 2014, a decrease of $1.4 million, or approximately 38.3%, from net loss of $3.5 million for the same period of last year, a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III) netting off increased selling, general and administrative and interest.

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

As of March 31, 2014 and December 31, 2013, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitate consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined.In addition to our existing monthly detailed cost estimate upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

Real Estate Capitalization and Cost Allocation

Real estate property completed and Real estate properties and land lots under development consist of residential and commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Government Grant

Government grant related to real estate projects developed by the Company are recognized as other income when the Company has complied with the conditions attached to the grant and the grant’s collection is reasonably assured.

In 2008, XingtaiZhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000, translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months ended March 31, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to XingtaiJiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to XingtaiZhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at March 31, 2014, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2014 and 2013, $154,303 and $636,780 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $8,084,904 and $8,362,905 as at March 31, 2014 and December 31, 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Investments

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $506,548 and $114,544 as dividend for the three months ended March 31, 2014 and  2013, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2014 and 2013 were net income and the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The company had losses exclude all dilutive securities for the three months ended March 31, 2014 and, 2014.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2014 and 2013, the Company recorded an advertising expense of $479,963 and $398,553, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at March 31, 2014 and December 31, 2013, the Company retained $126,744 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months ended March 31, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months ended March 31, 2014 and 2013.

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

The company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-08, if currently adopted, would have a material effect of the consolidated financial position, result of operation and cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014		2013
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$7,412,177	100%	$14,045,845	100%
Cost of real estate sales	5,765,986	77.8%	12,469,687	88.8%
Gross profit	1,646,191	22.2%	1,576,158	11.2%
Selling expenses	779,828	10.5%	917,458	6.5%
Operating and administrative expenses	2,725,503	36.8%	2,639,001	18.8%
Loss from operations	(1,859,140)	-25.1%	(1,980,301)	-14.1%
Investment income	506,548	6.8%	114,544	0.8%
Interest expense	(1,331,118)	-18.0%	(1,756,478)	-12.5%
Total other expenses	(824,570)	-11.1%	(1,641,934)	-11.7%
Loss before income taxes expense	(2,683,710)	-36.2%	(3,622,235)	-25.8%
Income taxes benefit	(545,560)	-7.4%	(159,124)	-1.1%
Net loss	(2,138,150)	-28.8%	(3,463,111)	-24.7%

Our net loss for the three months ended March 31, 2014 was $2.1 million, a decrease of $1.4 million, from net loss of $3.5 million for the three months ended March 31, 2013.  Net Loss decreased because of the following reasons:  1) in the first quarter of year 2014, Kirin Bay Phase I, Phase II and Phase III, No.79 Courtyard Phase I, Phase II and Phase III became the main revenue resource and contributed most of the increased gross profit; 2) for the three months ended March 31, 2014, the interest decreased substantially due to the interest income of $1.2 million in the first quarter of 2014; 3) in the first quarter of year 2014, the company received more investment income from Xingtai Rural commercial bank.

In line with the construction and pre-sale of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III) and preparation works for prospective projects, our overall operating expenses in staff salaries increased by $0.1 million, professional fee increased by $0.6 million and advertising expenses increased by $0.1 million, meanwhile administration decreased by $0.9 million for the three months ended March 31, 2014 as compared to the same period of 2013, the administration expense decreased because the Company recorded tax expense for prior years in the first quarter of 2013.  Also, our interest expenses decreased by $0.4 million mainly due to a decreased average outstanding bank loans for the three months ended March 31, 2014 compared to those for the same period of 2013.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimated upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

Revenues and Gross Profit

	Three Months Ended March 31,
	2014		2013
		% of Revenue		% of Revenue
Revenue from real estate, net	$7,412,177	100%	$14,045,845	100%
-Kirin County	240,729	3.2%	715,754	5.1%
-No.79 Courtyard (Phase I)	103,485	1.4%	9,657,973	68.8%
-No.79 Courtyard (Phase II)	43,599	0.6%	-	-
-No.79 Courtyard (Phase III)	818,942	11.0%	-	-
-Kirin Bay (Phase I)	1,629,804	22.0%	3,672,118	26.1%
-Kirin Bay (Phase II)	1,855,196	25.0%	-	-
-Kirin Bay (Phase III)	2,605,458	35.2%	-	-
-Property Service	114,964	1.6%	-	-
Cost of real estate sales	5,765,986	77.8%	12,469,687	88.8%
-Kirin County	577,537	7.8%	764,310	5.4%
-No.79 Courtyard (Phase I)	88,259	1.2%	8,107,175	57.7%
-No.79 Courtyard (Phase II)	22,620	0.3%	-	-
-No.79 Courtyard (Phase III)	637,825	8.6%	-	-
-Kirin Bay (Phase I)	539,206	7.3%	3,598,202	25.6%
-Kirin Bay (Phase II)	1,714,745	23.1%	-	-
-Kirin Bay (Phase III)	2,061,762	27.8%	-	-
-Property Service	124,032	1.7%	-	-
Gross profit	1,646,191	22.2%	1,576,158	11.2%
-Kirin County	(336,808)	-4.5%	(48,556)	-0.3%
-No.79 Courtyard (Phase I)	15,226	0.2%	1,550,798	11.0%
-No.79 Courtyard (Phase II)	20,979	0.3%	-	-
-No.79 Courtyard (Phase III)	181,117	2.4%	-	-
-Kirin Bay (Phase I)	1,090,598	14.7%	73,916	0.5%
-Kirin Bay (Phase II)	140,451	1.9%	-	-
-Kirin Bay (Phase III)	543,696	7.3%	-	-
-Property Service	(9,068)	-0.1%	-	--
Profit margin	22.2%		11.2%	-
-Kirin County	-139.9%		-6.8%	-
-No.79 Courtyard (Phase I)	14.7%		16.1%	-
-No.79 Courtyard (Phase II)	48.1%	-	-	-
-No.79 Courtyard (Phase III)	22.1%	-	-	-
-Kirin Bay (Phase I)	66.9%	-	2.0%	-
-Kirin Bay (Phase II)	7.6%	-	-	-
-Kirin Bay (Phase III)	20.9%	-	-	-
-Property Service	-7.9%	-	-	-

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the three months ended March 31, 2014 and 2013, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, Phase III), Kirin Bay (Phase I, Phase II Phase III) and Kirin County (including adjacent shopping arcade) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the three months ended March 31, 2014 was $7.4 million, a decrease of $6.6 million, or approximately 47.2%, compared to $14.0 million for the same period of 2013.  The revenue decreased because of the following reason: As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust, which mostly happens in winter. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, besides the impact of Chinese New Year holidays in the first quarter of 2014, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014, thus no progress of the POC for No. 79 Courtyard (Phase I, Phase II, Phase III) in the first quarter of 2014. The revenue of No.79 Courtyard decreased by $8.7 million in the three months ended March 31, 2014 as compared with the same period of 2013.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II) and Kirin Bay (Phase III) was $103,485, $43,599, $818,942, $1,629,804, $1,855,196 and $2,605,458  respectively, representing 1.4%, 0.6%, 11.0%, 22.0%, 25.0% and 35.2% of total revenue earned in the three months ended March 31, 2014. For the three months ended March31, 2014, Hebei Zhongding Property Service Co., Ltd. began to provide property service and recognized revenue of $114,964 million.

The following tables set forth the percentage-of-completion (POC) by project for the period ended March 31, 2014 and 2013 and year ended December 31, 2013 and 2012:

	As at March 31, 2014	As at December 31, 2013	As at March 31, 2013	As at December 31, 2012
No.79 Courtyard Phase I	95.3%	95.3%	68.5%	65.5%
No.79 Courtyard Phase II	59.1%	59.1%	-	-
No.79 Courtyard Phase III	53.6%	53.6%	-	-
Kirin Bay Phase I	85.1%	85.0%	61.1%	56.1%
Kirin Bay Phase II	63.1%	61.0%	-	-
Kirin Bay Phase III	38.3%	35.9%	-	-
Kirin County	98.3%	98.1%	96.9%	96.1%

Kirin Bay is a three-phase, master-planned community built on a land of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of this Report, we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011; for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued on November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); and for Kirin Bay (Phase III), we obtained Construction Land Planning permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on March 26, 2013) and Pre-sales Permit (issued on September 18, 2013).

No. 79 Courtyard is positioned as a high-end residential development with some mixed commercial use, which covers a land of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of this Report, we have obtained necessary government approvals. For No.79 Courtyard (Phase I), we acquired Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011); for No.79 Courtyard (Phase II), we acquired Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on July 20, 2012), Work Commencement Permit (issued on September 1, 2012) and Pre-Sales Permit (issued on September 27, 2012); and for No.79 Courtyard (Phase III), we obtained Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on January 16, 2013), Work Commencement Permit (issued on April 3, 2013) and Pre-sales Permit (August 12, 2013).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to complement Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we have not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in late 2014. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of March 31, 2014	Cumulative Customer deposits collected as of March 31, 2014	Contract value of pre-sale for the three months ended March 31, 2014	Customer deposits collected for the three months ended March 31, 2014
No.79 Courtyard Phase I	$127,689	129,783	135	1,567
No.79 Courtyard Phase II	37,338	36,714	106	2,203
No.79 Courtyard Phase III	42,205	38,210	1,835	8,189
Kirin Bay Phase I	89,898	91,933	1,805	2,177
Kirin Bay Phase II	61,549	57,849	1,990	4,545
Kirin Bay Phase III	45,724	47,878	4,737	11,722
Kirin County	107,967	116,191	218	479
Others phases of Kirin Bay and No. 79 Courtyard	$-	7,333	-	937

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the three months ended March 31, 2014 were $5.8 million, a decrease of $6.7 million, or approximately 53.8%, compared to $12.5 million for the same period of 2013.  Our total cost of real estate sales decreased in relation to the construction of the project, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014, thus no progress of the POC for No. 79 Courtyard (Phase I, Phase II, Phase III) in the first quarter of 2014.

Gross Profit   Gross profit was $1.6 million for the three months ended March 31, 2014, same as compared to gross profit of $1.6 million for the same period of last year. Gross margin ratio was 22.2% for the three months ended March 31, 2014, an increase of 10% as compared to the gross margin ratio of 11.2% for the same period of 2013.  The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay (Phase I, Phase II and Phase III) for the three months ended March 31, 2014. Kirin Bay has higher average gross margin ratio than the projects in the first quarter of 2013.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended March 31, 2014 and 2013:

	Total GFA	POC cumulative accomplished		Contract value of units sold for the three months ended March 31,		Revenue recognized for the three months ended March 31,
		2014	2013	2014	2013	2014	2013
No.79 Courtyard (Phase I)	130,033	95.3%	68.5%	$135,264	$10,517,938	$103,485	$9,657,973
No.79 Courtyard (Phase II)	45,122	59.1%	-	105,558	-	43,599	-
No.79 Courtyard (Phase III)	47,960	53.6%	-	1,835,192	-	818,942	-
Kirin Bay (Phase I)	162,378	85.1%	61.0%	1,804,987	1,796,222	1,629,804	3,672,118
Kirin Bay (Phase II)	92,043	63.1%	-	1,990,055	-	1,855,196	-
Kirin Bay (Phase III)	131,384	38.3%	-	4,736,710	-	2,605,458	-
Kirin County	182,964	98.3%	96.9%	217,785	111,216	355,693	$715,754
Total	791,884			$10,825,551	$12,425,376	$7,412,177	$14,045,845

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$(15,216)	-	$-	$9,017,660	9,110	$990
-commercial	18,124	-	-	337,502	77	4,396
-garage	132,356	318	416	1,162,776	1,872	621
No.79 Courtyard Phase II
-One elevator and four suites	-	-	-	-	-	-
-Parking lots	105,558	72	1,466	-	-	-
No.79 Courtyard Phase III
-residential	1,478,744	1,218	1,215	-	-	-
-commercial	144,809	34	4,207	-	-	-
-garage	211,639	195	1,088	-	-	-
Kirin Bay Phase I
-residential	344,016	362	949	1,410,966	1,870	755
-garage	1,460,971	2,548	573	385,256	1,088	354
Kirin Bay Phase II
-residential	1,879,244	1,323	1,420	-	-	-
-garage	110,811	185	598	-	-	-
Kirin Bay Phase III
-residential	4,413,943	4,814	917	-	-	-
-commercial	-	-	-	-	-	-
-garage	322,767	435	743	-	-	-
Kirin County
-residential	2,883			111,216	159	701
-commercial	100,089	116	863	-
-garage	114,813	484	237	-
Total	$10,825,551	12,104	$894	$12,425,376	14,176	$877

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the three months ended March 31, 2014 were $3.5 million, a decrease of $0.1 million, or 1.4%, from $3.6 million for the three months ended March 31, 2013. The decrease was because our overall operating expenses in staff salaries increased by $0.1 million, professional fee increased by $0.6 million and advertising expenses increased by $0.1 million, meanwhile administration expenses decreased by $0.9 million for the three months ended March 31, 2014 as compared to the same period of 2013, the administration expense decreased because the Company recorded tax expense for prior years in the first quarter of 2013.

We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Three Months Ended March 31,
	2014		2013
		% of Expenses		% of Expenses
Operating expenses	$3,505,331	100.0%	$3,556,459	100.0%
Selling expenses	779,828	22.2%	917,458	25.8%
Advertising expense	479,963	13.7%	400,710	11.3%
Staff salaries	81,779	2.3%	189,656	5.3%
Office and Administrative expenses	218,086	6.2%	327,092	9.2%
General and administrative expenses	2,725,503	77.8%	2,639,001	74.2%
Staff salaries	970,914	27.7%	713,905	20.1%
Professional expenses	1,221,516	34.8%	585,166	16.5%
Office and Administrative expenses	533,073	15.2%	1,339,930	37.7%

●
Advertising Expenses. Our advertising expenses increased from $0.4 million for the three months ended March 31, 2013 to $0.5 million for the same period of 2014. This reflects new advertising campaigns to promote the pre-sale of our No.79 Courtyard (Phase II and Phase III) and Kirin Bay (Phase II and Phase III), both of which are currently in their construction stage. The advertising expenses are expected to further increase as we advance to next phase of our No.79 Courtyard and Kirin Bay projects.

●
Staff Salaries. For the three months ended March 31, 2014 and 2013 our selling and administrative staff expenses were $1.1 million and $0.9 million respectively. This increase is mostly related to more sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.  These expenses are expected to increase in the near future as sales and construction of other phases of the No.79 Courtyard and Kirin Bay projects continue.

●
Office and Administrative Expenses. Office and administrative expenses decreased from $1.7 million for the three months ended March 31, 2013 to $0.8 million for the three months ended March 31, 2014, that’s because the Company recorded tax expense for prior years in the first quarter of 2013.

Interest Expense. Our interest expense was $1.3 million for the three months ended March 31, 2014, a decrease of $0.5 million, or 24.2%, from $1.8 million for the same period of 2013.  The decrease was primarily due to the interest income of $1.2 million in the first quarter of 2014. We expect that there will be an increase of interest expense in the near future when we have additional projects in development.

Income Taxes. Income taxes benefit for the three months ended March 31, 2014 totaled $0.5 million, an increase of $0.3 million or 242.9% from income taxes benefit of $0.2 million for the three months ended March 31, 2013. The changes in our income taxes were mainly due to decrease of land appreciation tax and income tax expense.

Net Loss. Net loss for the three months ended March31, 2014 was $2.1 million compared to net loss of $3.5 million for the three months ended March 31, 2013, a decrease of $1.4 million or 38.3%. This decrease was principally a result of the increased gross profit contributed by the sales of No.79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III) and the decreased selling, general and administrative expenses and decreased interest expenses relating to the repaying of a high number of loans.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net cash generated from (used in)operating activities	$(15,122,484)	$11,746,182
Net cash provided in investing activities	12,947,794	11,181,442
Cash flows used in financing activities	(1,143,819)	(7,954,412)
Effect of exchange rate changes on cash and cash equivalent	(142,629)	136,029
Net increase(decrease) in cash and cash equivalents	(3,461,138)	15,109,241
Cash and cash equivalents - beginning of period	23,407,551	24,098,688
Cash and cash equivalents - end of period	19,946,413	39,207,929

We had a balance of cash and cash equivalents of $19.9 million as of March 31, 2014 compared with a balance $39.2 million as of March 31, 2013. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash outflow from operating activities was $15.1 million for the three months ended March 31, 2014, compared to net cash provided from operating activities of $11.7 million for the three months ended March 31, 2013, a decrease of $26.8 million. The decrease in net cash flows from operating activities was primarily due to the following:

●
We received $ 25.2 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the three months ended March 31, 2014, compared to $35.1 million received in the three months ended March 31, 2013, which led to a $9.9 million decrease in net cash inflow from operating activities;

●
We invested $23.7 million in real properties and land lots under development (combination of accounts payable) in the nine months ended March31, 2014.  In the same period of 2013, we spent $11.9 million on our projects, part of which was payment of land lot cost for No.79 Courtyard and Kirin Bay.  This accounted for $11.8 million increase in the net cash outflow from operating activities;

●
Changes in other receivable provided $11.2 million cash outflow for the three months ended March 31, 2014.  In the same period of 2013, changes in other receivable contributed $8.6 million cash outflow, which led to a $2.6 million increase in net cash outflow from operating activities.

●
Changes in other payable provided $0.1 million cash outflow for the three months ended March 31, 2014.  In the same period of 2013, changes in other payable contributed $5.4 million cash inflow, which led to a $5.5 million decrease in net cash inflow from operating activities.

●
Changes in income tax payable (combination of other taxes payable) provided $0.5 million cash outflow for the three months ended March 31, 2014.  In the same period of 2013, changes in tax payable contributed $6.6 million cash inflow.

Investing Activities. Net cash inflow provided by investing activities was $12.9 million for the three months ended March 31, 2014, compared to net cash inflow of $11.2 million provided from investing activities for the three months ended March 31, 2013, represented an increase of $1.7 million.

Financing Activities. Net cash outflow from financing activities was $1.1 million for the three months ended March 31, 2014, compared to $8.0 million cash outflows for the three months ended March 31, 2013, a decrease of cash outflows of $6.9 million. This was mainly due to repayment RMB50,000,000 to financial institution loan in March 2013, the Company repaid RMB17,000,000 loan to financial institution in the first quarter of 2014, meanwhile, the Company received RMB10,000,000 loan from financial institution in the first quarter of 2014.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the three months ended of March 31, 2014

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$87,600	$52,722	$34,878
Costs of land use rights	3,798	3,798	-
Non-cancellable construction contract obligations	83,792	83,311	481
Total	175,190	139,831	35,359

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

As of March 31, 2014, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $83.8 million.

Material Financial Obligations

Loans Payable

As of March 31, 2014 our total loan balance was $87.6 million.

●
In August 2012 one of the wholly-owned subsidiaries of our variable interest entity, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $24,333,000) with XingtaiChengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights.  As of March 31, 2014, these loans’ effective interest rate was 11.38% per annum.

●
On September 17, 2012, one of the wholly-owned subsidiaries of our variable interest entity, Hebei Zhongding Real Estate Development Co., Ltd. entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin branch for a series of loans with a maximum principle amount of RMB180,000,000 (approximately $29,200,000).  These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through January 31, 2014 to September 18, 2015, and borne an annual interest rate of 9.225%. The company repaid RMB 3,000,000 on December 27, 2013 and RMB 17,000,000 on January 25, 2014 to the financial institution. As of March 31, 2014, the balance of loan is RMB 160,000,000 (approximately $25,950,000)

●
In December 2013, one of the wholly-owned subsidiaries of our variable interest entity Xingtai Zhongding Kirin Real estate Development Co., Ltd. entered into a loan contract to totaling $4,866,653(RMB 30,000,000) with Kong Village Committee with 6 to 9 months term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●
On April 24, 2013, one of our group companies, Xingtai Zhongding Kirin Real Estate Development Co., Ltd entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB 20,000,000 (approximately $3,244,436) through HebeiYouerma Business Service Co.,Ltd (a third party company). This loan was credit loan, and borne an annual effective interest rate of 8.55%. The principal amount of the loan is due on April 24, 2014. On April 21, 2014, Xingtai Zhongding Kirin Real Estate Development Co.,Ltd repaid RMB 20,000,000 loan to Xingtai Rural Commercial Bank.

●
On May 15, 2013, HebeiZhongding Real Estate Development Co., our subsidiary, entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $43,799,883).  These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 9.84%. As of March 31, 2014, the Company has drawn RMB 180,000,000 (approximately $29,200,000) from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB70,000,000 shall be repaid by January 30, 2014.  RMB50,000,000 shall be repaid by March 30, 2015.  RMB50,000,000 shall be repaid by January 30, 2016.  RMB50,000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB3,800,000 to the lender as a financing service charge under the loan.

Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to HuaxiaHuifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,636,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year.

As of March 31, 2014, the balance of the loan to HuaxiaHuifeng was $33,021,956 (RMB 189,560,000 for original loan and RMB 14,000,548 for interest income).

(2) Government grant escrowed by Business Investment

In 2008, a VIE of the Company, XingtaiZhongding, was entitled to a government grant associated with its development of Kirin County project of RMB 160,000,000 ($22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of XingtaiZhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to XingtaiZhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and XingtaiZhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to XingtaiZhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for XingtaiZhongding’s progress. Earned portions of the government grant become available to XingtaiZhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at March 31, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,955,486 and $26,169,447, translated at respective years’ historical rates) was used to repay working capital provided by JianfengGuo for the support of other real estate projects’ development. As at March 31, 2014, the Company had a remaining $3,030,770 earned government grant available for future drawdown after repaid working capital provided by JianfengGuo, which is included in “Receivable from a related party” in consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to JianfengGuo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between JianfengGuo, related affiliate companies and individuals, and the Company’s VIEs. XingtaiZhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by JianfengGuo. As at March 31, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB141,317,120 and RMB134,029,025 ($22,924,716 and $21,921,659 translated at respective historical rates). Accordingly, the Company is entitled to present netted balance with JianfengGuo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by JianfengGuo as at March 31, 2014 and December 31, 2013 were as follows:

	March 30,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by JianfengGuo	$(44,959,109)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by JianfengGuo	22,034,393	19,599,370
Working capital provided by JianfengGuo in total	(22,924,716)	(21,921,659)
Gross earned government grant held by a related party	25,955,486	26,169,447
Receivable from a related party	$3,030,770	$4,247,788

(4) Short-term Loans to Related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Begijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively. The maturity date of the loan agreements is January 2, 2014. On January 2, 2014 the Company received RMB 74,900,000 short-term loans from related party companies.

(5) Prepayment to related party

Please see financial statements Note 7 – Prepayments

(6) Notes receivable from related party

Please see Note 5 – Notes receivable

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of March 31, 2014.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibits 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: May 20, 2014	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)