Form 10-Q
period 2014-06-30
Kirin International Holding, Inc.
filed 2014-08-19
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at August 18, 2014.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

2

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

3

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$20,719,284	$23,407,551
Restricted cash	6,852,516	8,362,905
Short term Investment	243,597	-
Accounts receivable	88,938	231,598
Notes receivable	600,800	1,418,595
Revenue in excess of billings	6,491,497	10,059,251
Prepayments	29,471,930	26,436,726
Other receivables	36,729,217	16,189,890
Receivable from a related party	2,837,256	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	35,433,618	33,204,995
Real estate property completed	897,596	1,427,910
Real estate properties and land lots under development	179,819,068	176,472,218
Investments	7,900,817	7,929,422
Property and equipment, net	3,948,842	4,163,033
Deferred tax assets	5,180,798	4,676,410
Total assets	$337,215,774	$330,478,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$77,657,240	$76,120,010
Income taxes payable	1,976,671	2,079,681
Other taxes payable	2,728,988	2,885,586
Other payables and accrued liabilities	15,646,310	13,743,052
Customer deposits	90,763,158	87,713,585
Loans payable	91,755,038	89,466,798
Total liabilities	280,527,405	272,008,712

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	9,243,892	10,553,505
Accumulated other comprehensive income	8,086,745	8,514,860
Total Kirin International Holding, Inc.’s equity	55,885,481	57,623,209

Non-controlling interest	802,888	846,943
Total stockholders’ equity	56,688,369	58,470,152
Total liabilities and stockholders’ equity	$337,215,774	$330,478,864

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$47,641,831	$65,413,770	$40,229,654	$51,367,925
Cost of real estate sales	39,809,623	57,523,380	34,043,637	45,053,693
Gross profit	7,832,208	7,890,390	6,186,017	6,314,232

Operating expenses
Selling expenses	1,665,126	2,194,408	885,298	1,276,950
General and administrative expenses	4,619,838	4,569,038	1,894,335	1,930,037

Total operating expenses	6,284,964	6,763,446	2,779,633	3,206,987

Income from operations	1,547,244	1,126,944	3,406,384	3,107,245

Other income (expenses)
Investment income (loss)	504,548	115,238	(2,000)	694
Interest expense, net	(2,522,177)	(3,881,969)	(1,191,059)	(2,125,491)

Total other expenses	(2,017,629)	(3,766,731)	(1,193,059)	(2,124,797)

Income (loss) before income taxes	(470,385)	(2,639,787)	2,213,325	982,448

Income taxes expense (benefit)	883,283	(280,123)	1,428,843	(120,999)

Net income (loss)	$(1,353,668)	$(2,359,664)	$784,482	$1,103,447
Less: net loss attributable to non-controlling interest	(44,055)	-	(35,478)	-
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	$(1,309,613)	$(2,359,664)	$819,960	$1,103,447
Net income (loss)	(1,353,668)	(2,359,664)	784,482	1,103,447

Other comprehensive income (loss)
Foreign currency translation adjustment	(428,115)	1,060,371	(28,206)	757,647
Total comprehensive income (loss)	(1,781,783)	(1,299,293)	756,276	1,861,094
Less: other comprehensive loss attributable to non-controlling interest	(44,055)	-	(35,478)	-
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	$(1,737,728)	$(1,299,293)	$791,754	$1,861,094

Basic and diluted income (loss) per share	$(0.07)	$(0.11)	$0.04	$0.05
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,353,668)	(2,359,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	139,474	58,814
Deferred tax benefit	(538,765)	(1,999,012)
Dividend received from investment	(504,548)	(115,238)

Changes in operating assets and liabilities
Restricted cash	1,454,249	(5,362,566)
Accounts receivable	141,329	566,830
Notes receivable	813,788	-
Revenue in excess of billings	3,504,098	4,199,308
Prepayments	(3,229,949)	(12,735,972)
Other receivables	(24,469,467)	(9,893,448)
Receivable from a related party	1,383,439	1,131,773
Real estate property completed	521,331	152,331
Real estate properties and land lots under development	(4,609,412)	13,526,037
Accounts payable	2,082,034	(7,454,392)
Income taxes payable	(88,446)	483,013
Other taxes payable	(136,422)	(225,252)
Other payables and accrued liabilities	5,698,306	(1,912,624)
Customer deposits	3,680,092	26,972,760

Net cash provided by (used in) operating activities	(15,512,537)	5,032,698

Cash flows from investing activities:
Purchases of equipment	(209,472)	(2,200,168)
Proceeds from disposal of equipment	427,396	-
Repayment of loans from a related party	1,139,303	20,806,858
Loans to a related party	(3,609,025)	(8,002,638)
Short term loan received from related parties	12,190,537	-
Cash paid for investment	(22,468)	(3,841,266)
Payment of short term investment	(244,136)	-
Dividend from investment at cost	504,548	115,238

Net cash provided by investing activities	10,176,683	6,878,024

Cash flows from financing activities:
Proceeds from financial institution loans	29,296,350	22,407,385
Repayment of financial institution loans	(26,366,715)	(12,003,957)
Proceeds from non-controlling stockholder	-	180,000
Net cash provided by financing activities	2,929,635	10,583,428

Effect of exchange rate changes on cash and cash equivalents	(282,048)	660,611
Net increase (decrease) in cash and cash equivalents	(2,688,267)	23,154,761

Cash and cash equivalents - beginning of the period	23,407,551	24,098,688

Cash and cash equivalents - end of the period	$20,719,284	47,253,449

Supplementary cash flow information
Cash paid for income tax	$746,874	1,613,449
Cash paid for interest expense	$4,931,525	4,361,323

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Kirin International Holding, Inc. (the “Company”) was incorporated on December 23, 2009 under the laws of the State of Nevada. The Company and its subsidiaries, Variable Interest Entities (“VIEs”) and VIEs’ subsidiaries are engaged in the development and sales of residential and commercial real estate properties, and development of land lots in Xingtai city, Hebei province, People’s Republic of China (“China”, or the “PRC”).

As of June 30, 2014, the Company had following wholly-owned entities:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America.	February 8 , 2013	Property holding
Greenfield International Corporation	State of California, United States of America	August 12, 2013	Whole sale Agent of Food & Grocery
Kirin Hopkins Real estate Group, LLC	State of California, United State of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California United State of America	July 11, 2013	Real estate investment and management

VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“HebeiZhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
XingtaiHetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
HebeiZhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management
Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”)	Baoding, Hebei province, China	September 3, 2012	Investment holding
Baoding City Heda Kirin Real Estate Development Co., Ltd.	Baoding, Hebei province, China	November 28, 2012	Real estate development

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for fair presentation and to ensure that the consolidated financial statements are not misleading.  The results of operations for the three month and six months periods ended June 30, 2014 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of June 30, 2014 and December 31, 2013, and the consolidated statements of operations and comprehensive income(loss) and cash flows for the three months and six months periods ended June 30, 2014 and 2013 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the June 30, 2013 condensed consolidated financial statement have been reclassified to conform to the June 30, 2014 presentation.

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

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of operations and comprehensive income (loss) in accordance with ASC 220.

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

Under the percentage of completion method, revenues from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of completion and applying that ratio to the contracted sales amounts.  The Company uses a cost-to-cost method to measure the ratio of completion.  Qualified construction quality supervision firms are engaged by the Company, as required by relevant laws and regulations in the PRC, to determine that pieces of construction completed by contractors have met predetermined quality and safety standards, and are eligible to be counted towards costs. Cost of sales is recognized by multiplying the ratio by the total budgeted costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified under revenue in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified under customer deposits.  Any losses incurred or identified on real estate transactions are recognized in the period in which the losses are identified.

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

In 2008, XingtaiZhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000, translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and six months ended June 30, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to XingtaiJiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to XingtaiZhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at June 30, 2014, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2014 and the year ended December 31, 2013, $148,369 and $326,259 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $6,852,516 and $8,362,905 as at June 30, 2014 and December 31, 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Unrecognized tax benefits represent the difference the benefits recognized for the financial statement purposes and tax positions taken or expected to be taken in a tax return.

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

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company had losses, therefore, exclude all dilutive securities in the calculation for the six months ended June 30, 2014 and income for the three months ended June 30, 2014.

Advertising Expenses

Advertising costs are expensed as incurred. For the three months ended June 30, 2014 and 2013, the Company recorded an advertising expense of $517,761 and $817,385, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded an advertising expense of $997,724 and $1,218,095, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proven that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at June 30, 2014 and December 31, 2013, the Company retained $107,394 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and six months ended June 30, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and six months ended June 30, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-12, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$18,121,919	$19,219,581
Restricted cash	6,852,516	8,362,905
Short term Investment	243,597	-
Accounts receivable	88,938	231,598
Notes receivable	-	817,795
Revenue in excess of billings	6,491,497	10,059,251
Prepayments	29,471,930	26,436,726
Other receivables	44,143,512	23,763,798
Receivable from a related party	2,837,256	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	35,433,618	33,204,995
Real estate property completed	897,596	1,427,910
Real estate properties and land lots under development	179,819,068	176,472,218
Investments	7,145,525	7,196,598
Property and equipment, net	641,266	654,998
Deferred tax assets	5,180,798	4,676,410
Total assets	$337,369,036	$329,023,143

Accounts payable	$77,657,240	$76,120,010
Income taxes payable	1,976,671	2,079,681
Other taxes payable	2,728,988	2,885,487
Other payables and accrued liabilities	15,147,551	12,558,258
Customer deposits	90,750,565	87,700,992
Loans payable	91,755,038	89,466,798
Total liabilities	$280,016,053	$270,811,226

For the six months ended June 30, 2014 and 2013, the financial performance of VIEs reported in the consolidated statements of operations and comprehensive income (loss) includes sales of approximately $47,570,000 and $65,414,000, respectively, cost of sales of approximately $39,810,000 and $57,523,000, respectively, operating expenses of approximately $5,311,000 and $5,284,000, respectively, and net loss of approximately $447,000 and $1,928,000, respectively.

Note 4 – Accounts Receivable

Accounts receivable consists of balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at June 30, 2014, accounts receivable represents revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

Note 5 – Notes receivable

	June 30,	December 31,
	2014	2013
	(Unaudited)
Receivable from Bank acceptance notes due from related party	$-	$817,795
Receivable from individual (Promissory note)	600,000	600,000
Other	800	800
	$600,800	$1,418,595

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 6 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in commercial building of Kirin County, No.79 Courtyard and Kirin Bay projects in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of June 30, 2014 and December 31, 2013, revenue in excess of billings is $6,491,497 and $10,059,251, respectively.

Note 7 – Prepayments

Prepayments consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Advances to suppliers and contractors	$1,941,282	$1,245,073
Financing service fees charged as prepaid interests	1,770,618	1,831,157
Excessive business tax and LAT liabilities	9,996,324	9,186,346
Prepayments-related parties	15,763,706	14,174,150
	$29,471,930	$26,436,726

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

Business tax and LAT are payable each year at 5% and 1% - 2% of customer deposits received. The Company recognizes sales-related business tax and LAT in the income statement to the extent that they are proportionate to the revenue recognized each period.  Any excessive amounts of business tax and LAT liabilities recognized at period-end pursuant to tax laws and regulations over the amounts recognized in the income statement are capitalized in prepayments and will be expensed in subsequent periods.

The prepayment to related parties is regarding to construction contract. In certain area, the related parties have more bargain power with the construction contractors. The construction contractors will provide construction service.

Note 8 – Other Receivables

The components of other receivables were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Working capital borrowed by contractors	$26,642,927	$13,544,760
Deposit	7,944,253	964,998
Staff allowance	1,247,431	687,875
Receivables of housing maintenance funds	257,840	392,781
Others	636,766	599,476
	$36,729,217	$16,189,890

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction. There was no allowance for doubtful accounts as at June 30, 2014 and December 31, 2013.

Note 9 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Properties under development
Kirin County
Costs of land use rights	$834,693	$1,329,290
Other development costs	514,855	528,347
No. 79 Courtyard
Costs of land use rights	52,456,401	54,720,055
Other development costs	18,305,713	15,413,036
Kirin Bay
Costs of land use rights	31,568,838	35,605,444
Other development costs	16,124,118	13,316,057

Land lots under development	60,014,450	55,559,989
	$179,819,068	$176,472,218

As at June 30, 2014, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate properties under development and land lots under development were pledged as collateral for financial institution loans (Note 16).

The Residential buildings of Kirin County are fully completed in December, 2012. As of June 30, 2014 and December 31, 2013, the real estate property completed is $897,596 and $1,427,910, respectively.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program (the “Program”) in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots. In exchange, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to the Program as land lots under development. The Company expects to secure land use rights through the auctions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the Program through the aforementioned public auction, and used it for the development of Kirin Bay project. Other land lots covered by the Program are expected to be auctioned and obtained by the Company in the near future. As at June 30, 2014 and December 31, 2013 capitalized expenditures under the Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were $60,014,450 and $55,559,989, respectively.

Note 10 – Investments

As of June 30, 2014 and December 31, 2013, investment in Xingtai Rural Commercial Bank (“Xintai RC Bank”) was $7,145,525 and $7,196,598, consisting 31,000,000 shares, or 6.02%, of the common stock of Xingtai RC Bank

The Company used the cost method of accounting to record its investment in Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended June 30, 2014. The Company received RMB3,100,000 (approximately $505,000) and RMB720,000 (approximately $115,000) as dividend income from Xingtai RC Bank for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company has deposit balances (including restricted cash) of $8,840,000 and $6,672,000 in Xingtai RC Bank, respectively.

In November 2013, the Company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) representing 22.5% of Hopkins’s membership interest.

The Company used the equity method of accounting to record its investment in Hopkins. The Company determined that there was no impairment on these investments during the six months ended June 30, 2014. There is no transaction in 2014 for Hopkins Kirin Facilities Group, LLC. The Company didn’t receive investment income from Hopkins Kirin Facilities Group, LLC.

On May 13, 2014, Xingtai Zhongding invested in bank financial product with an amount of RMB 1,500,000 ($243,597), which is due on August 12, 2014 and yields at 4.7%. The amount was repaid in full when it became mature subsequent to balance sheet date.

Note 11 – Accounts Payable

	June 30,	December 31,
	2014	2013
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,801,776	$3,726,753
Payable to construction contractors	73,855,464	72,393,257
	$77,657,240	$76,120,010

The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Program (see Note 9).  At June 30, 2014, unpaid balance plus accrued interest was $2,435,974.

Note 12 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Unrecognized tax benefit (Note 14(2))	$6,495,932	$6,542,362
Deposits from customers on behalf of utility operators	5,486,558	2,677,913
Car park deposits from customers	2,267,080	2,285,738
Deposit from a contractor	107,394	140,661
Accrued loan interest	743,480	706,575
Others	545,866	1,389,803
	$15,646,310	$13,743,052

Note 13 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of June 30, 2014 and December 31, 2013, the Company received $90,763,158 and $87,713,585 deposits from customers, respectively.

Note 14 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to June 30, 2014 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation, Kirin Hopkins Real Estate Group, LLC and Newport Property Holding, LLC were incorporated in State of California, United States of America and are subject to California taxes.

The Company’s subsidiaries and VIEs in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiaries and VIEs are subject to EIT with the tax rate 25%, except that deemed profit method is applied to XingtaiZhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 8% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income tax expenses for the three months and six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
EIT expense	$659,994	$2,098,064	$446,037	$831,831
LAT expense	762,054	122,402	742,559	14,327
Deferred tax expense/( benefit) - EIT	(538,765)	(2,500,589)	240,247	(967,157)

	$883,283	$(280,123)	$1,428,843	$(120,999)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

EIT at the PRC statutory rate of 25%	$(117,596)	$(426,549)
LAT expense	762,054	(122,402)
EIT deficit of LAT	(190,514)	30,601
Deferred tax valuation allowance	176,336	260,915
Permanent items	253,003	(22,688)
	$883,283	$(280,123)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Unrecognized tax benefit, as the January 1	$6,542,362	$6,333,022
Movement in current year due to foreign exchange rate fluctuation	(46,430)	130,893

Unrecognized tax benefit, as of June 30	$6,495,932	$6,463,915

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of June 30, 2014 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 are presented below.

	June 30,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$4,610,449	$3,540,241
Excess of interest expense	2,995,367	2,038,513
Revenue recognized based on percentage-of-completion	1,417,506	2,109,682
	9,023,322	7,688,436

Valuation allowance	(3,842,524)	(3,012,026)

Net deferred tax assets	$5,180,798	$4,676,410

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

Deferred taxes assets and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will reverse when the construction progress of related projects proceeds to completion, which is expected to be December 2014 for No. 79 Courtyard (Phase I) and Kirin Bay (Phase I) projects, when the difference between accumulated revenue and cost of sales recognized based on percentage-of-completion method and enterprise income tax accrued pursuant to tax laws, converges.  Enterprise income tax comprises multiple interim prepayments determined predominately by periodic customer deposits collected and deemed profit ratio when a real estate project is under construction, followed by a closing to adjust to actual profit realized, after the construction is completed.  Deferred taxes assets and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will also increase or decrease when the Company reevaluates and makes upward or downward adjustments to a project’s total revenue or cost estimate.  The Company believes deferred tax assets related to revenue recognized based on percentage-of-completion and excess of interest expense will be fully realizable.

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $3,409,769 as of June 30, 2014, which will expire on various dates between December 31, 2014 and December 31, 2019. As of June 30, 2014, the Company provided a valuation allowance of $2,641,844 based on projected future revenue available to utilize net operating loss carried forward. Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $1,200,680 and a 100% valuation allowance has been provided.

Note 15 – Other Taxes Payable

Other taxes payable consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Business tax and related urban construction tax and education surcharge	$2,383,023	$2,530,769
Land Appreciation Tax	345,965	354,817
	$2,728,988	$2,885,586

Note 16 – Loans Payable

Loans payable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Loan from Hebei Xingtai Rural Commercial Bank(“Credit Union 2013 Short-term loan”)
Due April 24, 2014, at 8.55% per annum	-	3,271,181

Loan from Hebei Xingtai Rural Commercial Bank(“Credit Union 2014 Short-term loan”)
Due April 24, 2015, at 12.56% per annum	3,247,966	-
Loan from Kong Village Committee
Origin loan due December 29, 2013, maturity extended to December 29, 2014 ($2,923,169, or RMB 18,000,000) and September 29, 2014 (1,948,780, or RMB 12,000,000), at 14.4% per annum	4,871,949	4,906,771

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Original loan due March 29, 2014, maturity extended to May 29,2014, at 11.38% per annum	-	2,453,386
Original loan due April 29, 2014, maturity extended to May 29, 2014, at 11.38% per annum	-	2,453,386
Due May 29, 2014, at 11.38% per annum	-	3,271,181
Due June 29, 2014, at 11.38% per annum	-	3,271,181
Due July 29, 2014, at 11.38% per annum (note (a))	811,992	4,906,771
Due August 29, 2014, at 11.38% per annum (note (a))	8,119,915	8,177,952
	8,931,907	24,533,857
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Due January 30, 2015, at 9.84% per annum	5,683,940	5,724,567
Due May 30, 2015, at 9.84% per annum	4,059,957	4,088,976
Due September 30, 2015, at 9.84% per annum	4,059,957	4,088,976
Due January 30, 2016, at 9.84% per annum	3,247,966	3,271,181
Due May 30, 2016, at 9.84% per annum	2,435,974	2,453,386
Due May 30, 2016, at 9.84% per annum	8,119,915	8,177,952
Due May 30, 2016, at 9.84% per annum	1,623,983	-
Due May 30, 2016, at 9.84% per annum	3,247,966	-
Due May 30, 2016, at 9.84% per annum	1,623,983	-
Due May 30, 2016, at 9.84% per annum	1,623,983	-
Due May 30, 2016, at 9.84% per annum	3,247,966	-
Due May 30, 2016, at 9.84% per annum	3,247,966	-
	42,223,556	27,805,038

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,247,966	3,271,181
Due September 18, 2015, at 9.225% per annum	3,247,966	3,271,181
Due May 19, 2015, at 9.225% per annum	4,871,949	4,906,771
Due January 19, 2015, at 9.225% per annum	4,871,949	4,906,771
Due September 19, 2014, at 9.225% per annum	4,871,949	4,906,771
Due May 19, 2014, at 9.225% per annum	-	4,906,771
Due January 31, 2014, at 9.225% per annum	-	2,780,505
	21,111,779	28,949,951

Syndicated loans by Hebei Xingtai Rural Commercial Bank (“Syndicated loans 2014)
Due May 8, 2015, at 7.2% per annum	8,119,915	-

Loan from Hebei Xingtai Rural Commercial Bank (“Short term 2014 Loan”)
Due June 26, 2015, at 11.4% per annum	3,247,966	-
	$91,755,038	$89,466,798

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012 are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2014 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.

As of June 30, 2014 and December 31, 2013, Syndicated loans 2014, ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012 were secured by the Company’s real estate held for development with carrying value of approximately $147,866,000 and $134,340,000, respectively.

The aggregate maturities of loans payable for each of years subsequent to June 30, 2014 are as follows:

Twelve Months Ending June 30,	Amount

2015	$52,779,447
2016	38,975,591
Loans payable	$91,755,038

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

Restricted Stock Awards activity as of and for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $nil of share-based compensation expense related to the Restricted Stock Awards for the six months ended June 30, 2014 and 2013, respectively.

Note 18 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the six months and three months ended at June 30, 2014 and 2013 from pre-sale of real estate projects. Property service revenue is recognized when related service are provided. Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the six months and three months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$720,713	$1,032,974	$516,681	$317,220
No.79 Courtyard	12,704,071	35,373,480	11,738,045	25,715,507
Kirin Bay	33,992,242	28,700,797	27,901,784	25,028,679
Property Service	224,805	306,519	73,144	306,519
	$47,641,831	$65,413,770	$40,229,654	$51,367,925

Note 19 – Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(1,353,668)	$(2,359,664)	$784,482	$1,103,447
Basic and diluted income (loss) per share	$(0.07)	$(0.11)	$0.04	$0.05
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of June 30, 2014.

Note 20 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC. The non-controlling interests in the six months ended at June 30, 2014 and 2013 are summarized as below:

	As of June 30
	2014	2013
	(Unaudited)	(Unaudited)
Brookhollow Lake, LLC	10.0%	10%
Greenfield International Corporation	30.0%	0%
Newport Property Holding, LLC	50.0%	0%

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of June 30, 2014 and “net loss attributable to non-controlling interests” in the consolidated statements of operations and comprehensive loss for the period ended June 30, 2014.

Note 21 – Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by JianfengGuo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to HuaxiaHuifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,610,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year.

As of June 30, 2014, the balance of the loan to HuaxiaHuifeng was $35,433,618 (RMB 196,560,000 for original loan and RMB 21,629,589 for interest income).

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at June 30, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,983,728 and $26,169,447, translated at respective historical rates) was used to repay working capital provided by JianfengGuo for the support of other real estate projects’ development.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  As at June 30, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB142,529,029 and RMB134,029,025 ($23,146,472 and $21,921,659 translated at respective historical rates).  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(41,894,040)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	18,747,568	19,599,370
Gross earned government grant held by a related party	25,983,728	26,169,447
Receivable from a related party	$2,837,256	$4,247,788

(4) Short-term Loans to Related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

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

(5) Prepayment to related party

Please see Note 7 – Prepayments

Note 22 – Contingencies and Commitments

As at June 30, 2014 and December 31, 2013, the Company provided approximately $104,500,000 and $77,130,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties. Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead. The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 23 – Subsequent Events

The Company evaluated subsequent events up until the time the financial statement were filed with SEC.

In July and August 2014, the Company received RMB 40,000,000 (approximately $6,496,000) and RMB 10,000,000 (approximately $1,624,000) one-year term loan from Xingtai Rural Commercial Bank with an annual effective interest rate of 11.4%, respectively.

In the third quarter of 2014, we plan to dissolve two subsidiaries of VIEs, Baoding City Heda Kirin Science and Technology Park Investment Co., Ltd. (“Heda Kirin”) and Baoding City Heda Kirin Real Estate Development Co., Ltd.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Recent Developments

At June 30, 2014, we have the following projects under development:

	POC	Construction beginning	Estimated Completion
Kirin County (including Kirin Plaza)	98.3%	September 2011	Late 2014
No.79 Courtyard (Phase I)	95.4%	September 2011	Late 2014
No.79 Courtyard (Phase II)	70.2%	September 2012	Mid-to-late 2015
No.79 Courtyard (Phase III)	62.9%	April 2013	Mid-to-late 2015
Kirin Bay (Phase I)	92.6%	October 2011	Late 2014
Kirin Bay (Phase II)	74.1%	March 2013	Early 2015
Kirin Bay ( Phase III)	40.2%	May 2013	Mid-to-late 2015
Kirin Bay (Phase IV)	9.9%	April, 2014	Late 2016

Furthermore, in the second quarter of 2014, we started the constructions of No. 79 Courtyard (Phase IV).

Financial Performance Highlights

The following summarizes certain key financial information for the six months ended June 30, 2014.

●	Total revenue was $47.6 million for the six months ended June 30, 2014, a decrease of $17.8 million, or 27.2%, from $65.4 million for the same period of 2013. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months;

●

Gross profit was $7.8 million for the six months ended June 30, 2014, a decrease of $0.1 million, or 0.7%, from $7.9 million for the same period of 2013. Gross margin ratio was 16.4% for the six months ended June 30, 2014, an increase of 4.3% as compared to the gross margin ratio of 12.1% for the same period of 2013.  The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay Phase III and No. 79 Courtyard Phase III for the six months ended June 30, 2014. Kirin Bay Phase III and No. 79 Courtyard Phase III have higher gross margin ratio than other projects in the first half year of 2013.

●

Net loss was $1.4 million for the six months ended June 30, 2014, a decrease of $1.0 million, or approximately 42.6%, from net loss of $2.4 million for the same period of 2013, as a result of the increased gross profit contributed by the sales of Kirin Bay Phase III and No.79 Courtyard Phase III.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 compared with those contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-12, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue from real estate sales, net	$47,641,831	100%	$65,413,770	100%	$40,229,654	100%	$51,367,925	100%
Cost of real estate sales	39,809,623	83.6%	57,523,380	87.9%	34,043,637	84.6%	45,053,693	87.7%
Gross profit	7,832,208	16.4%	7,890,390	12.1%	6,186,017	15.4%	6,314,232	12.3%
Selling expenses	1,665,126	3.5%	2,194,408	3.4%	885,298	2.2%	1,276,950	2.5%
Operating and administrative expenses	4,619,838	9.7%	4,569,038	7.0%	1,894,335	4.7%	1,930,037	3.8%
Income from operations	1,547,244	3.2%	1,126,944	1.7%	3,406,384	8.5%	3,107,245	6.0%
Investment income (Loss)	504,548	1.1%	115,238	0.2%	(2,000)	0.0%	694	0.0%
Interest expense	(2,522,177)	-5.3%	(3,881,969)	-5.9%	(1,191,059)	-3.0%	(2,125,491)	-4.1%
Total other expenses	(2,017,629)	-4.2%	(3,766,731)	-5.8%	(1,193,059)	-3.0%	(2,124,797)	-4.1%
Income (loss) before income taxes expense	(470,385)	-1.0%	(2,639,787)	-4.0%	2,213,325	5.5%	982,448	1.9%
Income taxes expense (benefit)	883,283	1.9%	(280,123)	-0.4%	1,428,843	3.6%	(120,999)	-0.2%
Net income (loss)	$(1,353,668)	-2.8%	$(2,359,664)	-3.6%	$784,482	2.0%	$1,103,447	2.1%

Our net loss for the six months ended June 30, 2014 was $1.4 million, a decrease of $1.0 million, from net loss of $2.4 million for the six months ended June 30, 2013. Net Loss decreased because of the following reasons: 1) in the first half year of 2014, Kirin Bay Phase III and No.79 Courtyard Phase III became the main revenue resource and contributed most of the increased gross profit; 2) for the six months ended June 30, 2014, the interest expenses decreased substantially due to the interest income  of $2.5 million in the first half year of 2014; 3) in the first half year of 2014, the company received more investment income from Xingtai Rural commercial bank.

Our net income for the three months ended June 30, 2014 was $0.8 million, a decrease of $0.3 million, from net income of $1.1 million for the three months ended June 30, 2013. Net income decreased because in the three months ended June 30, 2014, the gross profit decreased by $0.1 million and income tax increased by $ 1.5 million, meanwhile, selling expense decreased by $0.4 million, interest expense decreased by $0.9 million as compared with the same period ended June 30, 2013.

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

Revenues and Gross Profit

	Six Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue from real estate, net	$47,641,831	100%	$65,413,770	100%	$40,229,654	100%	$51,367,925	100%
-No.79 Courtyard (Phase I)	1,233,400	2.6%	28,019,787	42.8%	1,129,915	2.8%	18,361,814	35.7%
-No.79 Courtyard (Phase II)	4,062,993	8.5%	7,353,693	11.2%	4,019,394	10.0%	7,353,693	14.3%
-No.79 Courtyard (Phase III)	7,407,678	15.5%	-	-	6,588,736	16.4%	-	-
-Kirin Bay (Phase I)	9,315,855	19.6%	14,053,998	21.5%	7,686,051	19.1%	10,381,880	20.2%
-Kirin Bay (Phase II)	10,297,884	21.6%	14,646,799	22.4%	8,442,688	21.0%	14,646,799	28.5%
-Kirin Bay (Phase III)	13,099,974	27.5%	-	-	10,494,516	26.1%	-	-
-Kirin Bay (Phase IV)	1,278,529	2.7%	-	-	1,278,529	3.2%	-	-
-Kirin County	720,713	1.5%	1,032,974	1.6%	516,681	1.3%	317,220	0.6%
-Property Service	224,805	0.5%	306,519	0.5%	73,144	0.2%	306,519	0.6%
Cost of real estate sales	39,809,623	83.6%	57,523,380	87.9%	34,043,637	84.6%	45,053,693	87.7%
-No.79 Courtyard (Phase I)	889,853	1.9%	22,925,947	35.0%	801,594	2.0%	14,818,772	28.8%
-No.79 Courtyard (Phase II)	4,112,603	8.6%	7,563,180	11.6%	4,089,983	10.2%	7,563,180	14.7%
-No.79 Courtyard (Phase III)	4,571,593	9.6%	-	-	3,933,768	9.8%	-	-
-Kirin Bay (Phase I)	7,931,307	16.6%	13,256,967	20.3%	7,392,101	18.4%	9,658,765	18.8%
-Kirin Bay (Phase II)	9,396,763	19.7%	12,478,517	19.1%	7,682,018	19.1%	12,478,517	24.3%
-Kirin Bay (Phase III)	10,386,022	21.8%	-	-	8,324,260	20.7%	-	-
-Kirin Bay (Phase IV)	1,140,090	2.4%	-	-	1,140,090	2.8%	-	-
-Kirin County	1,112,658	2.3%	1,087,956	1.7%	535,121	1.3%	323,646	0.6%
-Property Service	268,734	0.6%	210,813	0.3%	144,702	0.4%	210,813	0.4%
Gross profit	7,832,208	16.4%	7,890,390	12.1%	6,186,017	15.4%	6,314,232	12.3%
-No.79 Courtyard (Phase I)	343,547	0.7%	5,093,840	7.8%	328,321	0.8%	3,543,042	6.9%
-No.79 Courtyard (Phase II)	(49,610)	-0.1%	-209,487	-0.3%	-70,589	-0.2%	-209,487	-0.4%
-No.79 Courtyard (Phase III)	2,836,085	6.0%	-	-	2,654,968	6.6%	-	-
-Kirin Bay (Phase I)	1,384,548	2.9%	797,031	1.2%	293,950	0.7%	723,115	1.4%
-Kirin Bay (Phase II)	901,121	1.9%	2,168,282	3.3%	760,670	1.9%	2,168,282	4.2%
-Kirin Bay (Phase III)	2,713,952	5.7%	-	-	2,170,256	5.4%	-	-
-Kirin Bay (Phase IV)	138,439	0.3%	-	-	138,439	0.3%	-	-
-Kirin County	(391,945)	-0.8%	-54,982	-0.1%	(18,440)	0.0%	-6,426	-0.0%
-Property Service	(43,929)	-0.1%	95,706	0.1%	(71,558)	-0.2%	95,706	0.2%
Profit margin	16.4%		12.1%		15.4%		12.3%
-No.79 Courtyard (Phase I)	27.9%		18.2%		29.1%		19.3%
-No.79 Courtyard (Phase II)	-1.2%		-2.8%		-1.8%		-2.8%
-No.79 Courtyard (Phase III)	38.3%		-		40.3%		-
-Kirin Bay (Phase I)	14.9%		5.7%		3.8%		7.0%
-Kirin Bay (Phase II)	8.8%		14.8%		9.0%		14.8%
-Kirin Bay (Phase III)	20.7%		-		20.7%		-
-Kirin Bay (Phase IV)	10.8%		-		10.8%		-
-Kirin County	-54.4%		-5.3%		-3.6%		-2.0%
-Property Service	-19.5%		31.2%		-97.8%		31.2%

Revenue from Real Estate, net. Real estate sales represent revenue from the pre-sale of properties under development. For the six months and three months ended June 30, 2014 and 2013, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, and Phase III), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and Kirin County (including adjacent shopping arcade) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the six months ended June 30, 2014 was $47.6 million, a decrease of $17.8 million, or approximately 27.2%, compared to $65.4 million for the same period of year 2013. The revenue decreased mainly because of the revenue derived from No. 79 Courtyard decreased by $22.7 million, meanwhile, the revenue of Kirin Bay increased by $5.3 million. The revenue of No. 79 Courtyard decreased for the six months ended June 30, 2014 as compared to the same period ended June 30, 2013 due from the following two reasons: 1) As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014; 2) Phase I of No. 79 Courtyard was almost completed in year 2013, the POC is 95.3% as of December 31, 2013, thus only $1.2 million revenue was recognized in the first half year of 2014, whilst $28.0 million was recognized in the first half year of 2013. Phase III of No. 79 Courtyard which started in the second half year of 2013, generated $7.4 million revenue in the first half year of 2014.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay (Phase IV) was $1.2 million, $4.1 million, $7.4 million, $9.3 million, $10.3 million, $13.1 million and $1.3 million respectively, representing 2.6%, 8.5%, 15.5%, 19.6%, 21.6%, 27.5% and 2.7% of total revenue earned in the six months ended June 30, 2014. For the six months ended June 30, 2014, Hebei Zhongding Property Service Co., Ltd. began to provide property service and recognized revenue of $0.2 million.

Our revenue from the pre-sale of real estate properties for the three months ended June 30, 2014 was $40.2 million, a decrease of $11.2 million, or approximately 21.7%, compared to $51.4 million for the same period of year 2013. Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay ( Phase IV) was $1.1 million, $4.0 million, $6.6 million, $7.7 million, $8.4 million, $10.5 million and $1.3 million respectively, representing 2.8%, 10.0%, 16.4%, 19.1%, 21.0%, 26.1% and 3.2% of total revenue earned in the three months ended June 30, 2013.

Our revenue from the pre-sale of real estate properties for the three months ended June 30, 2014 was $40.2 million, an increase of $32.9 million, compared to $7.4 million for the three months ended March 31, 2014. The revenue increased because of the following reasons: (1) As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust, which mostly happens in winter. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014; (2) No construction of No. 79 Courtyard and Kirin Bay during the Chinese New Year holidays in the first quarter of 2014. Therefore there was no significant revenue recognized on NO.79 Courtyard and Kirin Bay in the first quarter of 2014.

The following tables set forth the percentage-of-completion (POC) by project for the period ended June 30, 2014 and 2013 and year ended December 31, 2013 and 2012:

	As at June 30, 2014	As at December 31, 2013	As at June 30, 2013	As at December 31, 2012
No.79 Courtyard Phase I	95.4%	95.3%	80.3%	65.5%
No.79 Courtyard Phase II	70.2%	59.1%	25.6%	-
No.79 Courtyard Phase III	62.9%	53.6%	-	-
Kirin Bay Phase I	92.6%	85.0%	61.1%	56.1%
Kirin Bay Phase II	74.1%	61.0%	42.8%	-
Kirin Bay Phase III	40.2%	35.9%	-	-
Kirin Bay Phase IV	9.9%	-	-	-
Kirin County	98.3%	98.1%	97.5%	96.1%

Kirin Bay is a three-phase, master-planned community built on a land of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments. As of this Report, we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011; for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued on November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); for Kirin Bay (Phase III), we obtained Construction Land Planning permit (issued on June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on March 26, 2013) and Pre-sales Permit (issued on September 18, 2013); and for Kirin Bay (Phase IV), we obtained Construction Land Planning permit (issued on June 9, 2011), Construction Work Planning Permit (issued on September 22, 2013), Work Commencement Permit (issued on April 9, 2014) and Pre-sales Permit (issued on May 27, 2014).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II, Phase III and Phase IV) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to complement Kirin County project, and provide convenience to the residents of Kirin County. However, due to the regional planning by the local authority, we have not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in late 2014. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of June 30, 2014	Cumulative Customer deposits collected as of June 30, 2014	Contract value of pre-sale for the six months ended June 30, 2014	Customer deposits collected for the six months ended June 30, 2014
No.79 Courtyard Phase I	$128,796	$130,461	$1,242	$2,099
No.79 Courtyard Phase II	37,521	37,167	289	2,609
No.79 Courtyard Phase III	46,098	42,855	5,728	12,770
No. 79 Courtyard Phase IV	-	3,403	-	1,880
Kirin Bay Phase I	91,935	93,512	3,843	3,651
Kirin Bay Phase II	65,135	63,469	5,576	10,097
Kirin Bay Phase III	65,050	57,111	24,063	20,877
Kirin Bay Phase IV	12,902	6,895	12,902	6,910
Kirin County	108,546	116,671	797	832

Cost of Real Estate Sales. Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the six months ended June 30, 2014 were $39.8 million, a decrease of $17.7 million, or approximately 30.8%, compared to $57.5 million for the same period of year 2013. Our total cost of real estate sales decreased as a result of the decrease of the revenue derived from No. 79 Courtyard, which decreased by $22.7 million in the first half year of 2014 as compared with the same period of year 2013.

Our costs of real estate sales for the three months ended June 30, 2014 were $34.0 million, a decrease of $11.1 million, or approximately 24.4%, compared to $45.1 million for the same period of year 2013. Our total cost of real estate sales decreased as a result of the decrease of the revuenue derived from No. 79 Courtyard, which decreased by $14.0 million for the three months ended June 30, 2014 as compared with the same period of year 2013.

Gross Profit Gross profit was $7.8 million for the six months ended June 30, 2014, a decrease of $0.1 million, or approximately 0.7%, compared to gross profit of $7.9 million for the same period of last year. Gross margin ratio was 16.4% for the six months ended June 30, 2014, an increase of 4.3% as compared to the gross margin ratio of 12.1% for the same period of last year. The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay Phase III and No.79 Courtyard Phase III, which have higher gross margin ratio than other projects.

Gross income for the three months ended June 30, 2014 was $6.2 million (gross income ratio: 15.4%), is nearly the same as compared with gross income of $6.3 million (gross income ratio: 12.3%) for the same period of year 2013, due to the higher gross margin ratio of Kirin Bay Phase III and No.79 Courtyard Phase III.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the six months ended June 30, 2014 and 2013:

	Total GFA	POC cumulative accomplished for the six months ended June 30,		Contract value of units sold for the six months ended June 30,		Revenue recognized for the six months ended June 30,
		2014	2013	2014	2013	2014	2013
No.79 Courtyard (Phase I)	130,067	95.4%	80.3%	$1,241,795	$17,952,106	$1,233,400	$28,019,787
No.79 Courtyard (Phase II)	45,122	70.2%	25.6%	289,274	30,529,363	4,062,993	7,353,693
No.79 Courtyard (Phase III)	47,960	62.9%	-	5,728,422	-	7,407,678	-
Kirin Bay (Phase I)	163,652	92.6%	61.1%	3,842,813	18,111,455	9,315,855	14,053,998
Kirin Bay (Phase II)	92,043	74.1%	42.8%	5,576,264	35,345,729	10,297,884	14,646,799
Kirin Bay (Phase III)	131,384	40.2%	-	24,063,303	-	13,099,974	-
Kirin Bay (Phase IV)	21,953	9.9%	-	12,901,598	-	1,278,529	-
Kirin County	183,034	98.3%	97.5%	797,371	188,570	720,713	$1,032,974
Total	815,215			$54,440,840	$102,127,223	$47,417,026	$65,107,251

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$822,694	545	$1,510	$14,604,719	13,538	$1,079
-commercial	-	-		1,048,869	194	5,407
-garage	419,101	657	638	2,298,518	3,631	633
No.79 Courtyard Phase II
-One elevator and four suites	184,133	143	1,288	28,943,560	35,510	815
-Parking lots	105,141	72	1,460	1,585,803	1,284	1,235
No.79 Courtyard Phase III
-residential	4,946,171	3,458	1,430	-	-	-
-commercial	474,363	123	3,857	-	-	-
-garage	307,888	281	1,096	-	-	-
Kirin Bay Phase I
-residential	701,220	742	945	17,458,000	24,417	715
-commercial	1,388,353	500	2,777		-	-
-garage	1,753,240	3,101	565	653,455	1,801	363
Kirin Bay Phase II
-residential	5,228,198	4,180	1,251	34,675,837	35,671	972
-garage	348,066	557	625	669,892	1,044	642
Kirin Bay Phase III
-residential	23,369,411	25,994	899	-	-	-
-commercial	-	-	-	-	-	-
-garage	693,892	951	730	-	-	-
Kirin Bay Phase IV
-residential	12,901,598	14,657	880	-	-	-
-commercial	-	-	-	-	-	-
-garage	-	-	-	-	-	-
Kirin County
-residential	-	-	-	-	-	-
-commercial	632,563	794	797	102,662	77	1,333
-garage	164,808	738	223	85,908	215	400
Total	$54,440,840	57,493	$947	$102,127,223	117,382	$870

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$819,786	545	$1,504	$5,587,059	4,428	$1,262
-commercial	-	-	-	711,367	117	6,029
-garage	286,745	339	848	1,135,742	1,759	646
No.79 Courtyard Phase II
-One elevator and four suites	183,716	143	1,285	28,943,560	35,510	815
-Parking lots	-	-	-	1,585,803	1,284	1,235
No.79 Courtyard Phase III
-residential	3,467,427	2,240	1,548	-	-	-
-commercial	329,554	89	3,703	-	-	-
-garage	96,249	86	1,119	-	-	-
Kirin Bay Phase I
-residential	357,204	380	940	16,047,034	22,547	712
-commercial	1,388,353	500	2,777	-	-	-
-garage	292,269	553	529	268,199	713	376
Kirin Bay Phase II
-residential	3,348,954	2,857	1,172	34,675,837	35,671	972
-garage	237,255	372	638	669,892	1,044	642
Kirin Bay Phase III
-residential	18,955,468	21,180	895	-	-	-
-commercial	-	-	-	-	-	-
-garage	371,125	516	719	-	-	-
Kirin Bay Phase IV
-residential	12,901,598	14,657	880	-	-	-
-commercial	-	-	-	-	-	-
-garage	-	-	-	-	-	-
Kirin County
-residential	-	-	-	-	-	-
-commercial	529,591	678	781	18,491	45	411
-garage	49,995	254	197	58,863	140	420
Total	$43,615,289	45,389	$961	$89,701,847	103,258	$869

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 were 6.3 million, a decrease of $0.5 million, or 7.1%, from $6.8 million for the six months ended June 30, 2013. The decrease was because our administration expenses decreased by $0.8 million and advertising expenses decreased by $0.2 million, meanwhile, overall operating expenses in staff salaries increased by $0.1 million and professional fee increased by $0.4 million for the six months ended June 30, 2014 as compared to the same period of year 2013.

Operating expenses for the three months ended June 30, 2014 were $2.8 million, a decrease of $0.4 million, or 13.3%, from $3.2 million for the three months ended June 30, 2013.

We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Six Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$6,284,964	100%	$6,763,446	100%	$2,779,633	100%	$3,206,987	100%
Selling expenses	1,665,126	26.5%	2,194,408	32.4%	885,298	31.8%	1,276,950	39.8%
Advertising expense	997,724	15.9%	1,218,095	18.0%	517,761	18.6%	817,385	25.5%
Staff salaries	218,659	3.5%	414,779	6.1%	136,880	4.9%	225,123	7.0%
Office and Administrative expenses	448,743	7.1%	561,534	8.3%	230,657	8.3%	234,442	7.3%
General and administrative expenses	4,619,838	73.5%	4,569,038	67.6%	1,894,335	68.2%	1,930,037	60.2%
Staff salaries	1,740,919	27.7%	1,422,701	21.0%	770,005	27.7%	708,796	22.1%
Professional expenses	1,720,795	27.4%	1,287,042	19.0%	499,279	18.0%	701,876	21.9%
Office and Administrative expenses	1,158,124	18.4%	1,859,295	27.5%	625,051	22.5%	519,365	16.2%

●

Advertising Expenses. Our advertising expenses decreased from $1.2 million for the six months ended June 30, 2013 to $1.0 million for the same period of year 2014. The advertising expenses contained marketing facilities, advertisement fee, promotion fee and sales agency fee. The decrease of the revenue derived from No. 79 Courtyard resulted in the decrease of $0.1 million of the sales agency fee.

Our advertising expenses decreased from $0.8 million for the three months ended June 30, 2013 to $0.5 million for the same period of year 2014, also is a result of the decrease of revenue derived from No. 79 Courtyard.

●

Staff Salaries. For the six months ended June 30, 2014 and 2013 our selling and administrative staff expenses were $2.0 million and $1.8 million respectively. This increase is mostly related to more sales champion for our No.79 Courtyard and Kirin Bay projects. As we gradually increase the scope and size of our projects, there is an increasing demand for more administrative and sales staff necessary for meeting satisfactory operation standards. We also recruited several professional managers to help with project management and sales.

For the three months ended June 30, 2014 and 2013 our selling and administrative staff expenses were $0.9 million and $0.9 million respectively.

●

Office and Administrative Expenses. Office and administrative expenses decreased from $2.4 million for the six months ended June 30, 2013 to $1.6 million for the six months ended June 30, 2014, that’s because the Company recorded tax expense for prior years in the first quarter of 2013.

Office and administrative expenses increased slightly from $0.8 million to $0.9 million for the three months ended June 30, 2013 to 2014.

Interest Expense. Our interest expense was $2.5 million for the six months ended June 30, 2014, a decrease of $1.4 million, or 35.0%, from $3.9 million for the same period of year 2013. Our interest expense was $1.2 million for the three months ended June 30, 2014, a decrease of $0.9 million, or 44.0%, from $2.1 million for the same period of year 2013. The decrease was primarily due to the interest income of $2.4 million in the first half year of 2014 and interest income of $1.2 million for the three months ended June 30, 2014.

Income Taxes. Income taxes expense for the six months ended June 30, 2014 totaled $0.9 million, an increase of $1.2 million or 415.3% from income taxes benefit of $0.3 million for the six months ended June 30, 2013. Income taxes expense for the three months ended June 30, 2014 totaled $1.4 million, an increase of $1.5 million from income taxes benefit of $0.1 million for the three months ended June 30, 2013. The increase was mainly due to less loss before income tax was generated in year 2014 as compared with the same period of year 2013.

Net Loss/Income. Net loss for the six months ended June 30, 2014 was $1.4 million, a decrease of $1.0 million, from net loss of $2.4 million for the six months ended June 30, 2013. Net Loss decreased because of the following reasons: 1) in the first half year of 2014, Kirin Bay Phase III and No.79 Courtyard Phase III became the main revenue resource and contributed most of the increased gross profit; 2) for the six months ended June 30, 2014, the interest expenses decreased substantially due to the interest income of $2.5 million in the first half year of 2014; 3) in the first half year of 2014, the company received more investment income from Xingtai Rural commercial bank.

Our net income for the three months ended June 30, 2014 was $0.8 million, a decrease of $0.3 million, from net income of $1.1 million for the three months ended June 30, 2013. Net income decreased because in the three months ended June 30, 2014, the gross profit decreased by $0.1 million and income tax increased by $ 1.5 million, meanwhile, selling expense decreased by $0.4 million, interest expense decreased by $0.9 million as compared with the same period ended June 30, 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Net cash generated from (used in) operating activities	$(15,512,537)	$5,032,698
Net cash provided by investing activities	10,176,683	6,878,024
Cash flows provided by financing activities	2,929,635	10,583,428
Effect of exchange rate changes on cash and cash equivalent	(282,048)	660,611
Net increase(decrease) in cash and cash equivalents	(2,688,267)	23,154,761
Cash and cash equivalents - beginning of period	23,407,551	24,098,688
Cash and cash equivalents - end of period	20,719,284	47,253,449

We had a balance of cash and cash equivalents of $20.7 million as of June 30, 2014 compared with a balance $47.3 million as of June 30, 2013. We have historically funded our working capital needs through advance payments from customers and bank borrowings. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash outflow from operating activities was $15.5 million for the six months ended June 30, 2014, compared to net cash provided from operating activities of $5.0 million for the six months ended June 30, 2013, an increase of $20.5 million in cash outflow. The increase in net cash flows used in operating activities was primarily due to the following:

●

We received $7.2 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the six months ended June 30, 2014, compared to $31.2 million received in the six months ended June 30, 2013, which led to a $24.0 million decrease in net cash inflow from operating activities;

●

We invested $2.0 million in real properties and land lots under development (combination of accounts payable) in the six months ended June 30, 2014. In the same period of 2013, we saved $6.2 million on our projects in the six months ended June 30, 2013. This accounted for $8.2 million increase in the net cash outflow from operating activities;

●

Changes in other receivable provided $24.5 million cash outflow for the six months ended June 30, 2014. In the same period of 2013, changes in other receivable contributed $9.9 million cash outflow, which led to a $14.6 million increase in net cash outflow from operating activities.

●	Changes in other payable provided $5.7 million cash inflow for the six months ended June 30, 2014. In the same period of 2013, changes in other payable contributed $1.9 million cash outflow, which led to a $7.6 million increase in net cash inflow from operating activities.

●

Changes in Prepayment (combination of Receivable from a trust equity owner) provided $1.8 million cash outflow for the six months ended June 30, 2014. In the same period of 2013, changes in prepayment contributed $11.6 million cash outflow, which led to a $9.8 million decrease in net cash outflow from operating activities.

●

Changes in Restricted cash contributed $1.5 million cash inflow for the six months ended June 30, 2014. In the same period of 2013, changes in restricted cash provided $5.4 million cash outflow, which led to a $6.9 million increase net cash inflow from operating activities.

Investing Activities. Net cash inflow provided by investing activities was $10.2 million for the six months ended June 30, 2014, compared to net cash inflow of $6.9 million provided from investing activities for the six months ended June 30, 2013, represented an increase of $3.3 million.

Financing Activities. Net cash inflow from financing activities was $2.9 million for the six months ended June 30, 2014, compared to $10.6 million cash inflows for the six months ended June 30, 2013, a decrease of cash inflows of $7.7 million. This was mainly due to repayment of financial institution loan of $26.4 million and $12.0 million for the six months ended June 30, 2014 and 2013 respectively, meanwhile, we received financial institution loan of $29.3 million and $22.4 million for the six months ended June 30, 2014 and 2013, respectively.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the six months ended of June 30, 2014.

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$91,755	$52,779	$38,976
Costs of land use rights	3,802	3,802	-
Non-cancellable construction contract obligations	85,989	85,508	481
Total	181,546	142,089	39,457

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

As of June 30, 2014, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $86.0 million.

Material Financial Obligations

Loans Payable

As of June 30, 2014 our total loan balance was $91.8 million.

●

In August 2012 one of the wholly-owned subsidiaries of our variable interest entity, XingtaiZhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $24,360,000) with XingtaiChengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights. As of June 30, 2014, these loans’ effective interest rate was 11.38% per annum. The company repaid RMB 95,000,000 to the financial institution in the first half of 2014. As of June 30, 2014, the balance of loan is RMB 55,000,000 (approximately 8,932,000).

●

On September 17, 2012, one of the wholly-owned subsidiaries of our variable interest entity, HebeiZhongding Real Estate Development Co., Ltd. entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin branch for a series of loans with a maximum principle amount of RMB180,000,000 (approximately $29,200,000). These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through January 31, 2014 to September 18, 2015, and borne an annual interest rate of 9.225%. The company repaid RMB 3,000,000 on December 27, 2013 and RMB 47,000,000 in the first half year of 2014 to the financial institution. As of June 30, 2014, the balance of loan is RMB 130,000,000 (approximately $21,112,000).

●

In December 2013, one of the wholly-owned subsidiaries of our variable interest entity XingtaiZhongding Kirin Real Estate Development Co., Ltd. entered into a loan contract to totaling RMB 30,000,000 (approximately $4,872,000) with Kong Village Committee with 6 to 9 months term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●

On April 25, 2014, one of our group companies, XingtaiZhongding Kirin Real Estate Development Co., Ltd entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB 20,000,000 (approximately $3,248,000) through HebeiYouerma Business Service Co.,Ltd (a third party company). This loan was credit loan, and borne an annual effective interest rate of 12.56%. The principal amount of the loan is due on April 24, 2015.

●

On May 15, 2013, HebeiZhongding Real Estate Development Co., our subsidiary, entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $43,800,000). These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 9.84%. As of June 30, 2014, the Company has drawn RMB 260,000,000 (approximately $42,224,000) from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB 70,000,000 shall be repaid by January 30, 2014. RMB 50,000,000 shall be repaid by March 30, 2015. RMB 50,000,000 shall be repaid by January 30, 2016. RMB 50,000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB 3,800,000 to the lender as a financing service charge under the loan.

●

On May 13, 2014, HebeiZhongding Real Estate Development Co., Ltd, our subsidiary, entered into a loan contract totaling RMB 50,000,000 (approximately $8,120,000) with HebeiXingtai Rural Commercial Bank, the loan is collateralized with the properties under development, and borne an annual effective interest rate of 7.2%. The principal amount of the loan is due on May 8, 2015.

●	On June 28, 2014, Cathay Kirin (Beijing) Garden construction Co.,Ltd, our subsidiary, entered into a loan contract totaling RMB 20,000,000 (approximately 3,248,000) with HebeiXingtai Rural Commercial Bank, the loan is credit loan, and borne an annual effective interest rate 11.4%. The principal amount of the loan is due on June 26, 2015.

Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,610,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year.

As of June 30, 2014, the balance of the loan to Huaxia Huifeng was $35,433,618 (RMB 196,560,000 for original loan and RMB 21,629,589 for interest income).

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB 2,800,000, RMB 43,000,000, RMB 63,000,000, and RMB 51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at June 30, 2014 and December 31, 2013, accumulated earned government grant of RMB 160,000,000 and RMB160,000,000 ($25,983,728 and $26,169,447, translated at respective years’ historical rates) was used to repay working capital provided by JianfengGuo for the support of other real estate projects’ development.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo. As at June 30, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB 142,529,029 and RMB 134,029,025 ($23,146,472 and $21,921,659 translated at respective historical rates). Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by JianfengGuo as at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(41,894,040)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	18,747,568	19,599,370
Working capital provided by Jianfeng Guo in total	(23,146,472)	(21,921,659)
Gross earned government grant held by a related party	25,983,728	26,169,447
Receivable from a related party	$2,837,256	$4,247,788

(4) Short-term Loans to Related party

As of December 31, 2013, the ending balance of short-term loan to related party companies was $12,250,572 (RMB 74,900,000), these are all wired to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weaknesses described below, management concluded that our internal controls over financial reporting were not effective as of June 30, 2014.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Office and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: August 19, 2014	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2014	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

