Form 10-Q
period 2014-09-30
Kirin International Holding, Inc.
filed 2014-11-21
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at November 21, 2014.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$12,981,134	$23,407,551
Restricted cash	13,469,418	8,362,905
Accounts receivable	127,626	231,598
Notes receivable	600,800	1,418,595
Revenue in excess of billings	8,405,855	10,059,251
Prepayments	29,284,413	26,436,726
Other receivables	35,085,958	16,189,890
Receivable from a related party	4,837,877	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	41,528,991	33,204,995
Real estate property completed	888,295	1,427,910
Real estate properties and land lots under development	187,405,874	176,472,218
Investments	8,663,364	7,929,422
Property and equipment, net	6,505,019	4,163,033
Deferred tax assets	5,467,748	4,676,410
Total assets	$355,252,372	$330,478,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$98,324,770	$76,120,010
Income taxes payable	2,020,890	2,079,681
Other taxes payable	2,195,934	2,885,586
Other payables and accrued liabilities	16,825,806	13,743,052
Customer deposits	89,652,380	87,713,585
Loans payable	90,968,161	89,466,798
Total liabilities	299,987,941	272,008,712

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	7,833,119	10,553,505
Accumulated other comprehensive income	8,100,437	8,514,860
Total Kirin International Holding, Inc.’s equity	54,488,400	57,623,209

Non-controlling interest	776,031	846,943
Total stockholders’ equity	55,264,431	58,470,152
Total liabilities and stockholders’ equity	$355,252,372	$330,478,864

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from real estate sales, net	$82,263,479	$102,314,315	$34,621,648	$36,900,545
Cost of real estate sales	70,402,868	91,164,755	30,593,245	33,641,375
Gross profit	11,860,611	11,149,560	4,028,403	3,259,170

Operating expenses
Selling expenses	2,794,450	3,248,828	1,129,324	1,054,420
General and administrative expenses	6,916,512	6,636,340	2,296,674	2,067,302

Total operating expenses	9,710,962	9,885,168	3,425,998	3,121,722

Income from operations	2,149,649	1,264,392	602,405	137,448

Other income (expenses)
Investment income	504,548	205,738	-	90,500
Interest expense, net	(3,852,350)	(6,282,089)	(1,330,173)	(2,400,120)

Total other expenses	(3,347,802)	(6,076,351)	(1,330,173)	(2,309,620)

Loss before income taxes	(1,198,153)	(4,811,959)	(727,768)	(2,172,172)

Income taxes expense (benefit)	1,593,145	(99,906)	709,862	180,217

Net loss	$(2,791,298)	$(4,712,053)	$(1,437,630)	$(2,352,389)
Less: net loss attributable to non-controlling interest	(70,912)	-	(26,857)	-
Net loss attributable to stockholder of Kirin International Holding, Inc.	$(2,720,386)	$(4,712,053)	$(1,410,773)	$(2,352,389)
Net loss	(2,791,298)	(4,712,053)	(1,437,630)	(2,352,389)

Other comprehensive income (loss)
Foreign currency translation adjustment	(414,423)	1,376,802	13,692	316,431
Total comprehensive loss	(3,205,721)	(3,335,251)	(1,423,938)	(2,035,958)
Less: other comprehensive loss attributable to non-controlling interest	(70,912)	-	(26,857)	-
Comprehensive loss attributable to stockholder of Kirin International Holding, Inc.	$(3,134,809)	$(3,335,251)	$(1,397,081)	$(2,035,958)

Basic and diluted loss per share	$(0.14)	$(0.23)	$(0.07)	$(0.11)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,791,298)	(4,712,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	171,441	82,150
Deferred tax benefit	(824,016)	(2,752,031)

Changes in operating assets and liabilities
Restricted cash	(5,168,414)	(1,764,200)
Accounts receivable	102,488	1,166,572
Notes receivable	812,978	-
Revenue in excess of billings	1,586,253	3,627,391
Prepayments	(3,030,896)	(14,063,607)
Other receivables	(22,796,351)	(9,216,738)
Receivable from a related party	(619,651)	33,216
Real estate property completed	530,370	956,106
Real estate properties and land lots under development	(12,149,045)	7,944,731
Accounts payable	22,745,416	(2,079,374)
Income taxes payable	(44,644)	935,220
Other taxes payable	(670,595)	1,101,105
Other payables and accrued liabilities	6,871,532	1,662,177
Customer deposits	2,539,525	26,297,637

Net cash provided by (used in) operating activities	(12,734,907)	9,218,302

Cash flows from investing activities:
Purchases of equipment	(2,945,221)	(3,043,390)
Proceeds from disposal of equipment	427,375	-
Repayment of loans from a related party	1,138,169	24,109,864
Loans to a related party	(9,696,731)	(43,584,205)
Short term loan received from related parties	12,178,406	-
Cash paid for investment	(783,042)	(3,857,578)

Net cash provided by (used in) investing activities	318,956	(26,375,309)

Cash flows from financing activities:
Proceeds from financial institution loans	42,274,842	22,502,540
Repayment of financial institution loans	(40,161,100)	(12,054,932)
Proceeds from non-controlling stockholder	-	270,000
Net cash provided by financing activities	2,113,742	10,717,608

Effect of exchange rate changes on cash and cash equivalents	(124,208)	470,141
Net decrease in cash and cash equivalents	(10,426,417)	(5,969,258)

Cash and cash equivalents - beginning of the period	23,407,551	24,098,688

Cash and cash equivalents - end of the period	$12,981,134	18,129,430

Supplementary cash flow information
Cash paid for income tax	$1,338,986	2,014,759
Cash paid for interest expense	$6,077,980	5,819,940

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

As of September 30, 2014, the Company had following wholly-owned entities:

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

In August, 2014, two subsidiaries (Baoding Heda Kirin Real Estate Development Co., Ltd and Baoding Heda Kirin Investment Co., Ltd) were closed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2013 for further information.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for fair presentation and to ensure that the consolidated financial statements are not misleading.  The results of operations for the three month and nine months periods ended September 30, 2014 are not necessarily indicative of the operating results for the year.  The consolidated balance sheets as of September 30, 2014 and December 31, 2013, and the consolidated statements of operations and comprehensive income (loss) for the three months and nine months periods ended September 30, 2014 and 2013, the consolidated statements of cash flows for the nine months periods ended September 30, 2014 and 2013 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the September 30, 2013 condensed consolidated financial statement have been reclassified to conform to the September 30, 2014 presentation.

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

In 2008, Xingtai Zhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000, translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months and nine months ended September 30, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized as of December 31, 2012 as the construction of Kirin County completed during the year.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As at September 30, 2014, the Company didn’t receive any request from government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months ended September 30, 2014 and the year ended December 31, 2013, $130,328 and $326,259 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $13,469,418 and $8,362,905 as at September 30, 2014 and December 31, 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company had losses, therefore, exclude all dilutive securities in the calculation for the three months and nine months ended September 30, 2014.

Advertising Expenses

Advertising costs are expensed as incurred. For the three months ended September 30, 2014 and 2013, the Company recorded an advertising expense of $791,467 and $668,035, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded an advertising expense of $1,789,192 and $1,886,130, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proven that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at September 30, 2014 and December 31, 2013, the Company retained $113,921 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months and nine months ended September 30, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months and nine months ended September 30, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-17, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$11,734,691	$19,219,581
Restricted cash	13,469,418	8,362,905
Accounts receivable	127,626	231,598
Notes receivable	-	817,795
Revenue in excess of billings	8,405,855	10,059,251
Prepayments	29,284,413	26,436,726
Other receivables	44,292,253	23,763,798
Receivable from a related party	4,837,877	4,247,788
Short-term loan to related parties	-	12,250,572
Loan to a related party	41,528,991	33,204,995
Real estate property completed	888,295	1,427,910
Real estate properties and land lots under development	187,405,874	176,472,218
Investments	7,147,498	7,196,598
Property and equipment, net	597,146	654,998
Deferred tax assets	5,467,748	4,676,410
Total assets	$355,187,685	$329,023,143

Accounts payable	$98,324,770	$76,120,010
Income taxes payable	2,020,890	2,079,681
Other taxes payable	2,195,934	2,885,487
Other payables and accrued liabilities	15,773,691	12,558,258
Customer deposits	89,639,787	87,700,992
Loans payable	90,968,161	89,466,798
Total liabilities	$298,923,233	$270,811,226

For the nine months ended September 30, 2014 and 2013, the financial performance of VIEs reported in the consolidated statements of operations and comprehensive loss includes sales of approximately $82,260,000 and $102,300,000, respectively, cost of sales of approximately $70,400,000 and $91,200,000, respectively, operating expenses of approximately $8,370,000 and $9,100,000, respectively, and net loss of approximately $1,560,000 and $4,000,000, respectively.

Note 4 – Accounts Receivable

Accounts receivable consists of property management fee receivable and balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As at September 30, 2014, accounts receivable due from complete properties represents revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

Note 5 – Notes receivable

	September 30,	December 31,
	2014	2013
	(Unaudited)
Receivable from Bank acceptance notes due from related party	$-	$817,795
Receivable from individual (Promissory note)	600,000	600,000
Other	800	800
	$600,800	$1,418,595

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 6 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in commercial building of Kirin County, No.79 Courtyard and Kirin Bay projects in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of September 30, 2014 and December 31, 2013, revenue in excess of billings is $8,405,855 and $10,059,251, respectively.

Note 7 – Prepayments

Prepayments consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Advances to suppliers and contractors	$1,333,307	$1,245,073
Financing service fees charged as prepaid interests	1,273,537	1,831,157
Excessive business tax and LAT liabilities	10,172,384	9,186,346
Prepayments-related parties	16,505,185	14,174,150
	$29,284,413	$26,436,726

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

Note 8 – Other Receivables

The components of other receivables were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Working capital borrowed by contractors	$26,780,192	$13,544,760
Deposit	6,157,059	964,998
Staff allowance	1,272,806	687,875
Receivables of housing maintenance funds	237,622	392,781
Others	638,279	599,476
	$35,085,958	$16,189,890

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction. There was no allowance for doubtful accounts as at September 30, 2014 and December 31, 2013.

Note 9 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Properties under development
Kirin County
Costs of land use rights	$1,110,047	$1,329,290
Other development costs	502,917	528,347
No. 79 Courtyard
Costs of land use rights	51,069,148	54,720,055
Other development costs	20,509,688	15,413,036
Kirin Bay
Costs of land use rights	28,291,461	35,605,444
Other development costs	22,189,870	13,316,057

Land lots under development	63,732,743	55,559,989
	$187,405,874	$176,472,218

As at September 30, 2014, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate properties under development and land lots under development were pledged as collateral for financial institution loans (Note 16).

The Residential buildings of Kirin County are fully completed in December, 2012. As of September 30, 2014 and December 31, 2013, the real estate property completed is $888,295 and $1,427,910, respectively.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program (the “Program”) in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots. In exchange, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to the Program as land lots under development. The Company expects to secure land use rights through the auctions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the Program through the aforementioned public auction, and used it for the development of Kirin Bay project. Other land lots covered by the Program are expected to be auctioned and obtained by the Company in the near future. As at September 30, 2014 and December 31, 2013 capitalized expenditures under the Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were $63,732,743 and $55,559,989, respectively.

Note 10 – Investments

As of September 30, 2014 and December 31, 2013, investment in Xingtai Rural Commercial Bank (“Xintai RC Bank”) was $7,147,498 and $7,196,598, consisting 31,000,000 shares, or 6.02%, of the common stock of Xingtai RC Bank

The Company used the cost method of accounting to record its investment in Xingtai RC Bank. The Company determined that there was no impairment on this investment during period ended September 30, 2014. The Company received RMB3,100,000 (approximately $505,000) and RMB1,280,000 (approximately $206,000) as dividend income from Xingtai RC Bank for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company has deposit balances (including restricted cash) of approximately $6,654,000 and $6,672,000 in Xingtai RC Bank, respectively.

In November 2013, the Company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) representing 22.5% of Hopkins’s membership interest.

The Company used the equity method of accounting to record its investment in Hopkins. The Company determined that there was no impairment on these investments during the nine months ended September 30, 2014. There is no transaction in 2014 for Hopkins Kirin Facilities Group, LLC. The Company didn’t receive investment income from Hopkins Kirin Facilities Group, LLC.

In January, 2014, the Company entered into an Operation agreement with ALFA IDG LLC for Archway Development Group LLC. As of September 30, 2014, the Company paid a deposit of $578,000 for Archway Development Group LLC to be formed.

In January, 2014, the Company entered into an Operation agreement with Archway Development Group LLC for HHC-6055 Center Drive LLC. As of September 30, 2014, the Company paid a deposit of $238,000 for HHC-6055 Center Drive LLC to be formed.

Note 11 – Accounts Payable

	September 30,	December 31,
	2014	2013
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,802,826	$3,726,753
Payable to construction contractors	94,521,944	72,393,257
	$98,324,770	$76,120,010

The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Program (see Note 9).  At September 30, 2014, unpaid balance plus accrued interest was $2,436,647.

Note 12 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Unrecognized tax benefit (Note 14(2))	$6,497,726	$6,542,362
Deposits from customers on behalf of utility operators	6,562,103	2,677,913
Car park deposits from customers	2,267,706	2,285,738
Deposit from a contractor	113,921	140,661
Accrued loan interest	315,789	706,575
Others	1,068,561	1,389,803
	$16,825,806	$13,743,052

Note 13 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of September 30, 2014 and December 31, 2013, the Company received $89,652,380 and $87,713,585 deposits from customers, respectively.

Note 14 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the U.S., and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to September 30, 2014 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Income tax expenses for the three months and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
EIT expense	$1,298,342	$2,973,391	$638,348	$875,327
LAT expense	1,118,819	182,441	356,765	60,039
Deferred tax expense/( benefit) - EIT	(824,016)	(3,255,738)	(285,251)	(755,149)

	$1,593,145	$(99,906)	$709,862	$(180,217)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

EIT at the PRC statutory rate of 25%	$(299,538)	$(426,549)
LAT expense	1,118,819	(182,441)
EIT deficit of LAT	(279,705)	45,610
Deferred tax valuation allowance	272,839	406,539
Permanent items	780,730	56,935
	$1,593,145	$(99,906)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Unrecognized tax benefit, as the January 1	$6,542,362	$6,333,022
Movement in current year due to foreign exchange rate fluctuation	(44,636)	169,563

Unrecognized tax benefit, as of September 30	$6,497,726	$6,502,585

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of September 30, 2014 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 are presented below.

	September 30,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$4,711,456	$3,540,241
Excess of interest expense	3,481,924	2,038,513
Revenue recognized based on percentage-of-completion	1,214,139	2,109,682
	9,407,519	7,688,436

Valuation allowance	(3,939,771)	(3,012,026)

Net deferred tax assets	$5,467,748	$4,676,410

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

Entities established in the PRC had total deferred tax assets associated with net operating loss carry forward of $3,427,608 as of September 30, 2014, which will expire on various dates between December 31, 2014 and December 31, 2019. As of September 30, 2014, the Company provided a valuation allowance of $2,655,923 based on projected future revenue available to utilize net operating loss carried forward. Entities established out of the PRC had total deferred tax assets associated with operating loss carry forward of $1,283,848 and a 100% valuation allowance has been provided.

Note 15 – Other Taxes Payable

Other taxes payable consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Business tax and related urban construction tax and education surcharge	$1,988,502	$2,530,769
Land Appreciation Tax	207,432	354,817
	$2,195,934	$2,885,586

Note 16 – Loans Payable

Loans payable as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Loan from Hebei Xingtai Rural Commercial Bank(“Credit Union 2013 Short-term loan”)
Due April 24, 2014, at 8.55% per annum	-	3,271,181

Loan from Hebei Xingtai Rural Commercial Bank(“Credit Union 2014 Short-term loan”)
Due April 24, 2015, at 12.56% per annum	3,248,863	-
Loan from Kong Village Committee
Origin loan due December 29, 2013, maturity extended to November 30, 2014 at 14.4% per annum	4,873,295	4,906,771

Syndicated loans arranged by Xingtai Chengjiao Rural Credit Cooperative Union Association (“Syndicated Loans 2012”)
Original loan due March 29, 2014, maturity extended to May 29,2014, at 11.38% per annum	-	2,453,386
Original loan due April 29, 2014, maturity extended to May 29, 2014, at 11.38% per annum		2,453,386
Due May 29, 2014, at 11.38% per annum	-	3,271,181
Due June 29, 2014, at 11.38% per annum	-	3,271,181
Due July 29, 2014, at 11.38% per annum	-	4,906,771
Due August 29, 2014, at 11.38% per annum	-	8,177,952
	-	24,533,857
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Due January 30, 2015, at 9.84% per annum	5,685,510	5,724,567
Due May 30, 2015, at 9.84% per annum	4,061,079	4,088,976
Due September 30, 2015, at 9.84% per annum	4,061,079	4,088,976
Due January 30, 2016, at 9.84% per annum	3,248,863	3,271,181
Due May 30, 2016, at 9.84% per annum	2,436,647	2,453,386
Due May 30, 2016, at 9.84% per annum	8,122,157	8,177,952
Due May 30, 2016, at 9.84% per annum	1,624,431	-
Due May 30, 2016, at 9.84% per annum	3,248,863	-
Due May 30, 2016, at 9.84% per annum	1,624,431	-
Due May 30, 2016, at 9.84% per annum	1,624,431	-
Due May 30, 2016, at 9.84% per annum	3,248,863	-
Due May 30, 2016, at 9.84% per annum	3,248,863	-
	42,235,217	27,805,038

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,248,863	3,271,181
Due September 18, 2015, at 9.225% per annum	3,248,863	3,271,181
Due May 19, 2015, at 9.225% per annum	4,873,294	4,906,771
Due January 19, 2015, at 9.225% per annum	4,873,294	4,906,771
Due September 19, 2014, at 9.225% per annum	-	4,906,771
Due May 19, 2014, at 9.225% per annum	-	4,906,771
Due January 31, 2014, at 9.225% per annum	-	2,780,505
	16,244,314	28,949,951

Syndicated loans by Hebei Xingtai Rural Commercial Bank (“Syndicated loans 2014)
Due May 8, 2015, at 7.2% per annum	8,122,157	-

Loan from Hebei Xingtai Rural Commercial Bank (“Short term 2014 Loan”)
Due June 26, 2015, at 11.46% per annum	3,248,863	-

Loans from Xingtai Rural Commercial Bank
Due July 24, 2015, at 11.46% per annum	8,122,157	-

Loans from Xingtai Rural Commercial Bank
Due July 3, 2015, at 11.79% per annum	4,873,295	-
	$90,968,161	$89,466,798

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

As of September 30, 2014 and December 31, 2013, Syndicated loans 2014, ICBC 2012 Loans and ICBC 2013 Loans were secured by the Company’s real estate held for development with carrying value of approximately $126,210,000 and $134,340,000, respectively.

The aggregate maturities of loans payable for each of years subsequent to September 30, 2014 are as follows:

Twelve Months Ending September 30,	Amount

2015	$62,540,611
2016	28,427,550
Loans payable	$90,968,161

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

Restricted Stock Awards activity as of and for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at the beginning of the period	146,120	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at the end of the period	146,120	$0.12

The Company recognized $nil and $nil of share-based compensation expense related to the Restricted Stock Awards for the nine months ended September 30, 2014 and 2013, respectively.

Note 18 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the nine months and three months ended at September 30, 2014 and 2013 from pre-sale of real estate projects. Property service revenue is recognized when related service are provided. Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the nine months and three months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$577,955	$2,065,600	$(142,758)	$1,032,626
No.79 Courtyard	22,034,298	57,281,766	9,330,227	21,908,286
Kirin Bay	59,278,370	42,543,969	25,286,128	13,843,172
Property Service	372,856	422,980	148,051	116,461
	$82,263,479	$102,314,315	$34,621,648	$36,900,545

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(2,791,298)	$(4,712,053)	$(1,437,630)	$(2,352,389)
Basic and diluted loss per share	$(0.14)	$(0.23)	$(0.07)	$(0.11)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Series A Warrants, Series B Warrants and Agent Warrants were still outstanding as of September 30, 2014.

Note 20 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC. The non-controlling interests in the nine months ended at September 30, 2014 and 2013 are summarized as below:

	As of September 30
	2014	2013
	(Unaudited)	(Unaudited)
Brookhollow Lake, LLC	10.0%	10%
Greenfield International Corporation	30.0%	0%
Newport Property Holding, LLC	50.0%	0%

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of September 30, 2014 and “net loss attributable to non-controlling interests” in the consolidated statements of operations and comprehensive loss for the period ended September 30, 2014.

Note 21 – Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to HuaxiaHuifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,610,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. On October 14, 2014, Kirin signed a supplemental agreement with HuaxiaHuifeng, both parties agree to extend the term of loan to October 14, 2015.

As of September 30, 2014, the balance of the loan to HuaxiaHuifeng was $36,696,307 (RMB 196,560,000 for original loan and RMB 29,342,466 for interest income).

In August 2014, the Company entered into a loan agreement with Zhuolu Huada Real Estate Development Co., Ltd. (“Huada Real Estate”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huada Real Estate for RMB 29,750,000 ($4,832,684), at 20% interest rate and has a term of one year.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at September 30, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,990,903 and $26,169,447) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  As at September 30, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB130,218,029 and RMB134,029,025 ($21,153,026 and $21,921,659 translated at respective historical rates).  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(40,488,130)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	19,335,104	19,599,370
Gross earned government grant held by a related party	25,990,903	26,169,447
Receivable from a related party	$4,837,877	$4,247,788

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

(5) Prepayment to related party

Please see Note 7 – Prepayments

Note 22 – Contingencies and Commitments

As at September 30, 2014 and December 31, 2013, the Company provided approximately $121,710,000 and $77,130,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties. Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead. The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 23 – Subsequent Events

The Company evaluated subsequent events up until the time the financial statement were filed with SEC.

In October 2014, the Company received RMB 24,000,000 (approximately $3,900,000) three-year term loan from Xingtai Rural Commercial Bank with an annual effective interest rate of 7.38%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Recent Developments

At September 30, 2014, we have the following projects under development:

	POC	Construction beginning	Estimated Completion
Kirin County (including Kirin Plaza)	98.3%	September 2011	Late 2014
No.79 Courtyard (Phase I)	96.1%	September 2011	Late 2014
No.79 Courtyard (Phase II)	78.3%	September 2012	Mid-to-late 2015
No.79 Courtyard (Phase III)	70.9%	April 2013	Mid-to-late 2015
Kirin Bay (Phase I)	97.4%	October 2011	Late 2014
Kirin Bay (Phase II)	84.7%	March 2013	Early 2015
Kirin Bay ( Phase III)	52.3%	May 2013	Mid-to-late 2015
Kirin Bay (Phase IV)	9.9%	April 2014	Late 2016

Furthermore, in 2014, we started the constructions of No. 79 Courtyard (Phase IV).

Financial Performance Highlights

The following summarizes certain key financial information for the nine months ended September 30, 2014.

●	Total revenue was $82.3 million for the nine months ended September 30, 2014, a decrease of $20.0 million, or 19.6%, from $102.3 million for the same period of 2013. Our revenue stream has shifted from the Kirin County project, which was completed in 2012, to No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months;

●	Gross profit was $11.9 million for the nine months ended September 30, 2014, an increase of $0.8 million, or 6.4%, from $11.1 million for the same period of 2013. Gross margin ratio was 14.4% for the nine months ended September 30, 2014, an increase of 3.5% as compared to the gross margin ratio of 10.9% for the same period of 2013. The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay Phase III and No. 79 Courtyard Phase III for the nine months ended September 30, 2014. Kirin Bay Phase III and No. 79 Courtyard Phase III have higher gross margin ratio than other projects in the first half year of 2013.

●	Net loss was $2.8 million for the nine months ended September 30, 2014, a decrease of $1.9 million, or approximately 40.8%, from net loss of $4.7 million for the same period of 2013, as a result of the increased gross profit contributed by the sales of Kirin Bay Phase III and No.79 Courtyard Phase III.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 compared with those contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-17, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,					Three Months Ended September 30,
	2014		2013			2014		2013
		% of Revenue			% of Revenue		% of Revenue		% of Revenue

Revenue from real estate sales, net	$82,263,479	100%	$	102,314,315	100%	$34,621,648	100%	$36,900,545	100%
Cost of real estate sales	70,402,868	85.6%		91,164,755	89.1%	30,593,245	88.4%	33,641,375	91.2%
Gross profit	11,860,611	14.4%		11,149,560	10.9%	4,028,403	11.6%	3,259,170	8.8%
Selling expenses	2,794,450	3.4%		3,248,828	3.2%	1,129,324	3.3%	1,054,420	2.9%
Operating and administrative expenses	6,916,512	8.4%		6,636,340	6.5%	2,296,674	6.6%	2,067,302	5.6%
Income from operations	2,149,649	2.6%		1,264,392	1.2%	602,405	1.7%	137,448	0.4%
Investment income	504,548	0.6%		205,738	0.2%	-	0.0%	90,500	0.2%
Interest expense	(3,852,350)	-4.7%		(6,282,089)	-6.1%	(1,330,173)	-3.8%	(2,400,120)	-6.5%
Total other expenses	(3,347,802)	-4.1%		(6,076,351)	-5.9%	(1,330,173)	-3.8%	(2,309,620)	-6.3%
Loss before income taxes expense	(1,198,153)	-1.5%		(4,811,959)	-4.7%	(727,768)	-2.1%	(2,172,172)	-5.9%
Income taxes expense (benefit)	1,593,145	1.9%		(99,906)	-0.1%	709,862	2.1%	180,217	0.5%
Net loss	$(2,791,298)	-3.4%	$	(4,712,053)	-4.6%	$(1,437,630)	-4.2%	$(2,352,389)	-6.4%

Our net loss for the nine months ended September 30, 2014 was $2.8 million, a decrease of $1.9 million, from net loss of $4.7 million for the nine months ended September 30, 2013. Net Loss decreased because of the following reasons: 1) in the nine months ended September 30, 2014, Kirin Bay Phase III and No.79 Courtyard Phase III became the main revenue resource and contributed most of the increased gross profit; 2) for the nine months ended September 30, 2014, the interest expenses decreased substantially due to the interest income  increased by $3.7 million in the nine months ended September 30, 2014; 3) in the nine months ended September 30, 2014, the company received more investment income from Xingtai Rural commercial bank.

Our net loss for the three months ended September 30, 2014 was $1.4 million, a decrease of $1.0 million, from net loss of $2.4 million for the three months ended September 30, 2013. Net loss decreased because in the three months ended September 30, 2014, the gross profit increased by $0.8 million and interest expense decreased by $1.1 million, meanwhile, income tax expenses increased by $0.5 million and operating expenses increased by $0.3 million as compared with the same period ended September 30, 2013.

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

Revenues and Gross Profit

	Nine Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue from real estate, net	$82,263,479	100%	$102,314,315	100%	$34,621,647	100%	$36,900,545	100%
-No.79 Courtyard (Phase I)	2,245,537	2.7%	43,877,017	42.9%	1,012,137	2.9%	15,857,230	43.0%
-No.79 Courtyard (Phase II)	7,210,167	8.8%	13,404,749	13.1%	3,147,174	9.1%	6,051,056	16.4%
-No.79 Courtyard (Phase III)	12,578,594	15.3%	-	-	5,170,915	14.9%	-	-
-Kirin Bay (Phase I)	13,841,275	16.8%	22,341,840	21.8%	4,525,420	13.1%	8,287,842	22.5%
-Kirin Bay (Phase II)	20,269,892	24.6%	20,202,129	19.7%	9,972,008	28.8%	5,555,330	15.1%
-Kirin Bay (Phase III)	23,781,384	28.9%	-	-	10,681,410	30.9%	-	-
-Kirin Bay (Phase IV)	1,385,819	1.7%	-	-	107,290	0.3%	-	-
-Kirin County	577,955	0.7%	2,065,600	2.0%	(142,758)	-0.4%	1,032,626	2.8%
-Property Service	372,856	0.5%	422,980	0.4%	148,051	0.4%	116,461	0.3%
Cost of real estate sales	70,402,868	85.6%	91,164,755	89.1%	30,593,245	88.4%	33,641,375	91.2%
-No.79 Courtyard (Phase I)	1,647,079	2.0%	35,938,835	35.1%	757,226	2.2%	13,012,888	35.3%
-No.79 Courtyard (Phase II)	7,098,123	8.6%	13,450,148	13.1%	2,985,520	8.6%	5,886,968	16.0%
-No.79 Courtyard (Phase III)	7,997,292	9.7%	-	-	3,425,699	9.9%	-	-
-Kirin Bay (Phase I)	12,994,935	15.8%	22,006,787	21.5%	5,063,628	14.6%	8,749,820	23.7%
-Kirin Bay (Phase II)	18,964,025	23.1%	17,512,732	17.1%	9,567,262	27.6%	5,034,215	13.6%
-Kirin Bay (Phase III)	19,065,450	23.2%	-	-	8,679,428	25.1%	-	-
-Kirin Bay (Phase IV)	1,248,577	1.5%	-	-	108,487	0.3%	-	-
-Kirin County	959,118	1.2%	1,961,351	1.9%	(153,540)	-0.4%	873,395	2.4%
-Property Service	428,269	0.5%	294,902	0.3%	159,535	0.5%	84,089	0.2%
Gross profit	11,860,611	14.4%	11,149,560	10.9%	4,028,402	11.6%	3,259,170	8.8%
-No.79 Courtyard (Phase I)	598,458	0.7%	7,938,182	7.8%	254,911	0.7%	2,844,342	7.7%
-No.79 Courtyard (Phase II)	112,044	0.1%	(45,399)	-0.0%	161,654	0.5%	164,088	0.4%
-No.79 Courtyard (Phase III)	4,581,302	5.6%	-	-	1,745,216	5.0%	-	-
-Kirin Bay (Phase I)	846,340	1.0%	335,053	0.3%	(538,208)	-1.6%	(461,978)	-1.3%
-Kirin Bay (Phase II)	1,305,867	1.6%	2,689,397	2.6%	404,746	1.2%	521,115	1.4%
-Kirin Bay (Phase III)	4,715,934	5.7%	-	-	2,001,982	5.8%	-	-
-Kirin Bay (Phase IV)	137,242	0.2%	-	-	(1,197)	0.0%	-	-
-Kirin County	(381,163)	-0.5%	104,249	0.1%	10,782	0.0%	159,231	0.4%
-Property Service	(55,413)	-0.1%	128,078	0.1%	(11,484)	0.0%	32,372	0.1%
Profit margin	14.4%		10.9%		11.6%		8.8%
-No.79 Courtyard (Phase I)	26.7%		18.1%		25.2%		17.9%
-No.79 Courtyard (Phase II)	1.6%		-0.3%		5.1%		2.7%
-No.79 Courtyard (Phase III)	36.4%		-		33.8%		-
-Kirin Bay (Phase I)	6.1%		1.5%		-11.9%		-5.6%
-Kirin Bay (Phase II)	6.4%		13.3%		4.1%		9.4%
-Kirin Bay (Phase III)	19.8%		-		18.7%		-
-Kirin Bay (Phase IV)	9.9%		-		-1.1%		-
-Kirin County	-66.0%		5.0%		-7.6%		15.4%
-Property Service	-14.9%		30.3%		-7.8%		27.8%

Revenue from Real Estate, net. Real estate sales represent revenue from the pre-sale of properties under development. For the nine months and three months ended September 30, 2014 and 2013, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, and Phase III), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and Kirin County (including adjacent shopping arcade) and property management service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the nine months ended September 30, 2014 was $82.3 million, a decrease of $20.0 million, or approximately 19.6%, compared to $102.3 million for the same period of year 2013. The revenue decreased mainly because of the revenue derived from No. 79 Courtyard decreased by $35.2 million, meanwhile, the revenue of Kirin Bay increased by $15.3 million. The revenue of No. 79 Courtyard decreased for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013 due from the following two reasons: 1) As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014; 2) Phase I of No. 79 Courtyard was almost completed in year 2013, the POC is 96.1% as of December 31, 2013, thus only $2.2 million revenue was recognized in the nine months ended September 30, 2014, whilst $43.9 million was recognized in the same period of 2013. Phase III of No. 79 Courtyard which started in the second half year of 2013, generated $12.6 million revenue in the nine months ended September 30, 2014.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay (Phase IV) was $2.2 million, $7.2 million, $12.6 million, $13.8 million, $20.3 million, $23.8 million and $1.4 million respectively, representing 2.7%, 8.8%, 15.3%, 16.8%, 24.6%, 28.9% and 1.7% of total revenue earned in the nine months ended September 30, 2014. For the nine months ended September 30, 2014, Hebei Zhongding Property Service Co., Ltd. began to provide property service and recognized revenue of $0.4 million.

Our revenue from the pre-sale of real estate properties for the three months ended September 30, 2014 was $34.6 million, a decrease of $2.3 million, or approximately 5.8%, compared to $36.9 million for the same period of year 2013. Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay ( Phase IV) was $1.0 million, $3.1 million, $5.2 million, $4.5 million, $10.0 million, $10.7 million and $0.1 million respectively, representing 2.9%, 9.1%, 14.9%, 13.1%, 28.8%, 30.9% and 0.3% of total revenue earned in the three months ended September 30, 2013.

Our revenue from the pre-sale of real estate properties for the three months ended September 30, 2014 was $34.7 million, a decrease of $5.5 million, compared to $40.2 million for the three months ended June 30, 2014.

The following tables set forth the percentage-of-completion (POC) by project for the period ended September 30, 2014 and 2013 and year ended December 31, 2013 and 2012:

	As at September 30, 2014	As at December 31, 2013	As at September 30, 2013	As at December 31, 2012
No.79 Courtyard Phase I	96.1%	95.3%	91.2%	65.5%
No.79 Courtyard Phase II	78.3%	59.1%	38.8%	-
No.79 Courtyard Phase III	70.9%	53.6%	-	-
Kirin Bay Phase I	97.4%	85.0%	70.6%	56.1%
Kirin Bay Phase II	84.7%	61.0%	44.5%	-
Kirin Bay Phase III	52.3%	35.9%	-	-
Kirin Bay Phase IV	9.9%	-	-	-
Kirin County	98.3%	98.1%	97.9%	96.1%

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II, Phase III and Phase IV) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to complement Kirin County project, and provide convenience to the residents of Kirin County. However, due to the regional planning by the local authority, we have not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in early 2015. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of September 30, 2014	Cumulative Customer deposits collected as of September 30, 2014	Contract value of pre-sale for the nine months ended September 30, 2014	Customer deposits collected for the nine months ended September 30, 2014
No.79 Courtyard Phase I	$129,019	$130,903	$1,465	$2,503
No.79 Courtyard Phase II	37,742	37,419	510	2,848
No.79 Courtyard Phase III	49,012	46,359	8,642	16,254
No. 79 Courtyard Phase IV	-	5,295	-	3,771
Kirin Bay Phase I	92,776	93,301	4,683	3,410
Kirin Bay Phase II	68,396	66,682	8,838	13,285
Kirin Bay Phase III	73,812	70,464	32,825	34,206
Kirin Bay Phase IV	14,159	13,292	14,159	13,305
Kirin County	108,260	116,349	511	476

Cost of Real Estate Sales. Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the nine months ended September 30, 2014 were $70.4 million, a decrease of $20.8 million, or approximately 22.8%, compared to $91.2 million for the same period of year 2013. Our total cost of real estate sales decreased as a result of the decrease of the revenue derived from No. 79 Courtyard, which decreased by $32.6 million in the nine months ended September 30, 2014 as compared with the same period of year 2013.

Our costs of real estate sales for the three months ended September 30, 2014 were $30.6 million, a decrease of $3.0 million, or approximately 9.1%, compared to $33.6 million for the same period of year 2013. Our total cost of real estate sales decreased as a result of the decrease of the revenue derived from No. 79 Courtyard, which decreased by $11.7 million for the three months ended September 30, 2014 as compared with the same period of year 2013.

Gross Profit Gross profit was $11.9 million for the nine months ended September 30, 2014, an increase of $0.8 million, or approximately 6.4%, compared to gross profit of $11.1 million for the same period of last year. Gross margin ratio was 14.4% for the nine months ended September 30, 2014, an increase of 3.5% as compared to the gross margin ratio of 10.9% for the same period of last year. The increase of gross margin ratio was contributed by construction progress and sales of Kirin Bay Phase III and No.79 Courtyard Phase III, which have higher gross margin ratio than other projects.

Gross income for the three months ended September 30, 2014 was $4.0 million (gross income ratio: 11.6%), is nearly the same as compared with gross income of $3.3 million (gross income ratio: 8.8%) for the same period of year 2013, due to the higher gross margin ratio of Kirin Bay Phase III and No.79 Courtyard Phase III.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the nine months ended September 30, 2014 and 2013:

	Total GFA	POC cumulative accomplished for the nine months ended September 30,		Contract value of units sold for the nine months ended September 30,		Revenue recognized for the nine months ended September 30,
		2014	2013	2014	2013	2014	2013
No.79 Courtyard (Phase I)	130,096	96.1%	91.2%	$1,464,941	$21,581,804	$2,245,537	$43,877,017
No.79 Courtyard (Phase II)	45,122	78.3%	38.8%	510,292	36,493,239	7,210,167	13,404,749
No.79 Courtyard (Phase III)	47,960	70.9%	-	8,642,494	-	12,578,594	-
Kirin Bay (Phase I)	163,652	97.4%	70.6%	4,683,330	18,746,091	13,841,275	22,341,840
Kirin Bay (Phase II)	92,043	84.7%	44.5%	8,837,687	40,608,941	20,269,892	20,202,129
Kirin Bay (Phase III)	130,734	52.3%	-	32,825,384	-	23,781,384	-
Kirin Bay (Phase IV)	21,523	9.9%	-	14,159,223	-	1,385,819	-
Kirin County	183,069	98.3%	97.9%	511,363	786,621	577,955	$2,065,600
Total	814,199			$71,634,714	$118,216,696	$81,890,623	$101,891,335

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$803,841	545	$1,475	$16,832,535	15,422	$1,091
-commercial	18,035	-	-	2,023,408	374	5,410
-garage	643,065	888	724	2,725,861	4,372	623
No.79 Courtyard Phase II
-One elevator and four suites	369,972	292	1,267	34,373,500	41,351	831
-Parking lots	140,320	96	1,462	2,119,739	1,656	1,280
No.79 Courtyard Phase III
-residential	7,774,748	5,557	1,399	-	-	-
-commercial	473,891	123	3,853	-	-	-
-garage	393,855	346	1,138	-	-	-
Kirin Bay Phase I
-residential	797,286	829	962	17,711,068	24,628	719
-commercial	1,992,228	737	2,703	-	-	-
-garage	1,893,816	3,445	550	1,035,023	2,777	373
Kirin Bay Phase II
-residential	8,510,868	6,971	1,221	39,164,248	38,666	1,013
-garage	326,819	526	621	1,444,693	2,241	645
Kirin Bay Phase III
-residential	31,932,109	35,199	907	-	-	-
-commercial	-	-	-	-	-	-
-garage	893,275	1,222	731	-	-	-
Kirin Bay Phase IV
-residential	14,159,223	15,744	899	-	-	-
-commercial	-	-	-	-	-	-
-garage	-	-	-	-	-	-
Kirin County
-residential	2,868	-	-	17,386	99	176
-commercial	329,451	1,030	320	663,473	(571)	(1,162)
-garage	179,044	807	222	105,762	250	423
Total	$71,634,714	74,359	$963	$118,216,696	131,265	$901

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$-	-	$-	$2,227,816	1,883	$1,183
-commercial	-	-	-	974,539	180	5,416
-garage	223,146	232	962	427,343	740	577
No.79 Courtyard Phase II
-One elevator and four suites	185,839	149	1,249	5,429,940	5,841	930
-Parking lots	35,179	24	1,466	533,936	372	1,435
No.79 Courtyard Phase III
-residential	2,828,105	2,100	1,347	-	-	-
-commercial	-	-	-	-	-	-
-garage	85,967	65	1,325	-	-	-
Kirin Bay Phase I
-residential	96,066	87	1,104	253,068	211	1,199
-commercial	603,875	237	2,543	-	-	-
-garage	140,576	344	409	381,568	976	391
Kirin Bay Phase II
-residential	3,282,670	2,791	1,176	4,488,411	2,995	1,498
-garage	(21,247)	(31)	685	774,801	1,197	647
Kirin Bay Phase III
-residential	8,562,698	9,205	930	-	-	-
-commercial	-	-	-	-	-	-
-garage	199,383	272	734	-	-	-
Kirin Bay Phase IV
-residential	1,257,625	1,087	1,157	-	-	-
-commercial	-	-	-	-	-	-
-garage	-	-	-	-	-	-
Kirin County
-residential	-	-	-	27,329	45	606
-commercial	(300,244)	236	(1,272)	550,246	91	6,041
-garage	14,236	69	206	19,334	35	552
Total	$17,193,874	16,865	$1,020	$16,088,331	14,566	$1,104

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 and 2013 were $9.7 million and $9.9 million respectively, decreased slightly by $0.2 million, or 2%.

Operating expenses for the three months ended September 30, 2014 were $3.4 million, an increase of $0.3 million, or 9.7%, from $3.1 million for the three months ended September 30, 2013.

We expect our selling and marketing expenses to increase in the near future in connection with pre-sale and construction of Kirin Bay and No.79 Courtyard’s new phases and development of new projects.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$9,710,962	100%	$9,885,168	100%	$3,425,998	100%	$3,121,722	100%
Selling expenses	2,794,450	28.8%	3,248,828	32.9%	1,129,324	33.0%	1,054,420	33.8%
Advertising expense	1,789,192	18.4%	1,886,130	19.1%	791,468	23.1%	668,035	21.4%
Staff salaries	384,017	4.0%	579,748	5.9%	165,358	4.8%	164,969	5.3%
Office and Administrative expenses	621,241	6.4%	782,950	7.9%	172,498	5.0%	221,416	7.1%
General and administrative expenses	6,916,512	71.2%	6,636,340	67.1%	2,296,674	67.0%	2,067,302	66.2%
Staff salaries	2,303,659	23.7%	2,247,461	22.7%	562,740	16.4%	824,760	26.4%
Professional expenses	2,299,221	23.7%	1,914,064	19.4%	578,426	16.9%	627,022	20.1%
Office and Administrative expenses	2,313,632	23.8%	2,474,815	25.0%	1,155,508	33.7%	615,520	19.7%

●

Advertising Expenses. Our advertising expenses decreased from $1.9 million for the nine months ended September 30, 2013 to $1.8 million for the same period of year 2014. The advertising expenses contained marketing facilities, advertisement fee, promotion fee and sales agency fee. The decrease of the revenue derived from No. 79 Courtyard resulted in the decrease of $0.1 million of the sales agency fee.

Our advertising expenses increased from $0.7 million for the three months ended September 30, 2013 to $0.8 million for the same period of year 2014.

●

Staff Salaries. For the nine months ended September 30, 2014 and 2013 our selling and administrative staff expenses were $2.7 million and $2.8 million respectively.

For the three months ended September 30, 2014 and 2013 our selling and administrative staff expenses were $0.7 million and $1.0 million respectively.

●

Office and Administrative Expenses. Office and administrative expenses decreased from $3.3 million for the nine months ended September 30, 2013 to $2.9 million for the nine months ended September 30, 2014, that’s because the Company recorded tax expense for prior years in the first quarter of 2013.

Office and administrative expenses increased by $0.5 million from $0.8 million to $1.3 million for the three months ended September 30, 2013 to 2014.

●

Professional Expenses. Professional expenses increased from $1.9 million for the nine months ended September 30, 2013 to $2.3 million for the nine months ended September 30, 2014 because more legal fee was paid to legal agency for new operation agreements.

For the three months ended September 30, 2014 and 2013 our professional expenses were $0.6 million and $0.6 million respectively.

Interest Expense, Net. Our interest expense was $3.9 million for the nine months ended September 30, 2014, a decrease of $2.4 million, or 38.7%, from $6.3 million for the same period of year 2013. Our interest expense was $1.3 million for the three months ended September 30, 2014, a decrease of $1.1 million, or 44.6%, from $2.4 million for the same period of year 2013. The decrease was primarily due to the interest income of $3.7 million in nine months ended September 30, 2014 and interest income of $1.3 million for the three months ended September 30, 2014.

Income Taxes. Income taxes expense for the nine months ended September 30, 2014 totaled $1.6 million, an increase of $1.7 million or 1694.6% from income taxes benefit of $0.1 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, Land Appreciation Tax increased by $0.9 as compared with the same period of year 2013, Income tax increased by $0.8 as compared with the same period of year 2013 as a result of less loss generated.

Income taxes expense for the three months ended September 30, 2014 totaled $0.7 million, an increase of $0.5 million from income taxes expense of $0.2 million for the three months ended September 30, 2013. In the three months ended September 30, 2014, Land Appreciation Tax increased by $0.3 as compared with the same period of year 2013, Income tax increased by $0.2 as compared with the same period of year 2013 as a result of less loss generated.

Net Loss. Net loss for the nine months ended September 30, 2014 was $2.8 million, a decrease of $1.9 million, from net loss of $4.7 million for the nine months ended September 30, 2013. Net Loss decreased because of the following reasons: 1) in the nine months ended September 30, 2014, Kirin Bay Phase III and No.79 Courtyard Phase III became the main revenue resource and contributed most of the increased gross profit; 2) for the nine months ended September 30, 2014, the interest expenses decreased substantially due to the interest income  increased by $3.7 million in the nine months ended September 30, 2014; 3) in the nine months ended September 30, 2014, the company received more investment income from Xingtai Rural commercial bank.

Our net loss for the three months ended September 30, 2014 was $1.4 million, a decrease of $1.0 million, from net loss of $2.4 million for the three months ended September 30, 2013. Net loss decreased because in the three months ended September 30, 2014, the gross profit increased by $0.8 million and interest expense decreased by $1.1 million, meanwhile, income tax expenses increased by $0.5 million and operating expenses increased by $0.3 million as compared with the same period ended September 30, 2013.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Net cash generated from (used in) operating activities	$(12,734,907)	$9,218,302
Net cash provided by (used in ) investing activities	318,956	(26,375,309)
Cash flows provided by financing activities	2,113,742	10,717,608
Effect of exchange rate changes on cash and cash equivalent	(124,208)	470,141
Net decrease in cash and cash equivalents	(10,426,417)	(5,969,258)
Cash and cash equivalents - beginning of period	23,407,551	24,098,68
Cash and cash equivalents - end of period	12,981,134	18,129,430

We had a balance of cash and cash equivalents of $13.0 million as of September 30, 2014 compared with a balance $18.1 million as of September 30, 2013. We have historically funded our working capital needs through advance payments from customers and bank borrowings. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash outflow from operating activities was $12.7 million for the nine months ended September 30, 2014, compared to net cash provided from operating activities of $9.2 million for the nine months ended September 30, 2013, an increase of $21.9 million in cash outflow. The increase in net cash flows used in operating activities was primarily due to the following:

●

We received $4.1 million from customers as down payments and subsequent installments (combination of revenue in excess of billings and customer deposits) in the nine months ended September 30, 2014, compared to $29.9 million received in the nine months ended September 30, 2013, which led to a $25.8 million decrease in net cash inflow from operating activities;

●

We saved $11.1 million in real properties and land lots under development (combination of accounts payable) in the nine months ended September 30, 2014. In the same period of 2013, we saved $6.8 million on our projects in the nine months ended September 30, 2013. This accounted for $4.3 million increase in the net cash inflow from operating activities;

●

Changes in other receivable provided $22.8 million cash outflow for the nine months ended September 30, 2014. In the same period of 2013, changes in other receivable contributed $9.2 million cash outflow, which led to a $13.6 million increase in net cash outflow from operating activities.

●	Changes in other payable provided $6.9 million cash inflow for the nine months ended September 30, 2014. In the same period of 2013, changes in other payable contributed $0.1 million cash inflow, which led to a $6.8 million increase in net cash inflow from operating activities.

●

Changes in Prepayment (combination of Receivable from a trust equity owner) provided $3.7 million cash outflow for the nine months ended September 30, 2014. In the same period of 2013, changes in prepayment contributed $14.0 million cash outflow, which led to a $10.3 million decrease in net cash outflow from operating activities.

●

Changes in Restricted cash contributed $5.2 million cash outflow for the nine months ended September 30, 2014. In the same period of 2013, changes in restricted cash provided $1.8 million cash outflow, which led to a $3.4 million increase net cash outflow from operating activities.

Investing Activities. Net cash inflow provided by investing activities was $0.3 million for the nine months ended September 30, 2014, compared to net cash outflow of $26.4 million provided from investing activities for the nine months ended September 30, 2013, represented an increase of $26.7 million of cash inflow.

Financing Activities. Net cash inflow from financing activities was $2.1 million for the nine months ended September 30, 2014, compared to $10.7 million cash inflows for the nine months ended September 30, 2013, a decrease of cash inflows of $8.6 million of cash inflow. This was mainly due to repayment of financial institution loan of $40.2 million and $12.1 million for the nine months ended September 30, 2014 and 2013 respectively, meanwhile, we received financial institution loan of $42.3 million and $22.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the nine months ended of September 30, 2014.

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$90,969	$62,541	$28,428
Costs of land use rights	3,803	3,803	-
Non-cancellable construction contract obligations	151,038	150,557	481
Total	245,810	216,901	28,909

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

As of September 30, 2014, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $151.0 million.

Material Financial Obligations

Loans Payable

As of September 30, 2014 our total loan balance was $91.0 million.

●

In August 2012 one of the wholly-owned subsidiaries of our variable interest entity, XingtaiZhongding Kirin Real Estate Development Co., Ltd., entered into a long-term loan contract totaling RMB 150,000,000 (approximately $24,370,000) with XingtaiChengjiao Rural Credit Cooperative Union Association. The loan provides terms ranging from maximums of 18 to 24 months and is designated for propagating the development of the Kirin Bay Project. The loan is collateralized with the Kirin Bay land use rights. The company repaid all loans to the financial institution in 2014.

●

On September 17, 2012, one of the wholly-owned subsidiaries of our variable interest entity, HebeiZhongding Real Estate Development Co., Ltd. entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin branch for a series of loans with a maximum principle amount of RMB180,000,000 (approximately $29,240,000). These loans were collateralized by partial of the Company’s No. 79 Courtyard land use rights and properties under development, due in several installments through January 31, 2014 to September 18, 2015, and borne an annual interest rate of 9.225%. The company repaid RMB 3,000,000 in 2013, RMB 77,000,000 in 2014 to the financial institution. As of September 30, 2014, the balance of loan is RMB 100,000,000 (approximately $16,244,000).

●

In December 2013, one of the wholly-owned subsidiaries of our variable interest entity XingtaiZhongding Kirin Real Estate Development Co., Ltd. entered into a loan contract to totaling RMB 30,000,000 (approximately $4,873,000) with Kong Village Committee with 6 to 9 months term, with an interest rate of 14.4% per annum. This loan is not collateralized.

●

On April 25, 2014, one of our group companies, XingtaiZhongding Kirin Real Estate Development Co., Ltd entered into a loan contract with Xingtai Rural Commercial Bank with amount of RMB 20,000,000 (approximately $3,248,000) through HebeiYouerma Business Service Co., Ltd. (a third party company). This loan was credit loan, and borne an annual effective interest rate of 12.56%. The principal amount of the loan is due on April 24, 2015.

●

On May 15, 2013, HebeiZhongding Real Estate Development Co., our subsidiary, entered into a loan contract with Industrial and Commercial Bank of China, XingtaiYejin Branch for a series of loans with a maximum principle amount of RMB270,000,000 (approximately $43,800,000). These loans were partially collateralized by the Company’s No. 79 Courtyard land use, and borne an annual effective interest rate of 9.84%. As of September 30, 2014, the Company has drawn RMB 260,000,000 (approximately $42,235,000) from the bank. The term of the loan is for 36 months, which will start from the actual withdrawal date. RMB 70,000,000 shall be repaid by January 30, 2014. RMB 50,000,000 shall be repaid by March 30, 2015. RMB 50,000,000 shall be repaid by January 30, 2016. RMB 50,000,000 shall be repaid by May 30, 2016. The subsidiary agreed to pay RMB 3,800,000 to the lender as a financing service charge under the loan.

●

On May 13, 2014, HebeiZhongding Real Estate Development Co., Ltd, our subsidiary, entered into a loan contract totaling RMB 50,000,000 (approximately $8,122,000) with HebeiXingtai Rural Commercial Bank, the loan is collateralized with the properties under development, and borne an annual effective interest rate of 7.2%. The principal amount of the loan is due on May 8, 2015.

●	On June 28, 2014, Cathay Kirin (Beijing) Garden construction Co., Ltd., our subsidiary, entered into a loan contract totaling RMB 20,000,000 (approximately $3,249,000) with HebeiXingtai Rural Commercial Bank, the loan is credit loan, and borne an annual effective interest rate 11.46%. The principal amount of the loan is due on June 26, 2015.

39

●

On July 4, 2014, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., our subsidiary, entered into a loan contract totaling RMB 30,000,000 (approximately $4,873,000) with Xingtai Rural Commercial Bank, with the interest rate of 11.79% per annum. The principal amount of the loan is due on July 3, 2015

●

On July 25, 2014, Xingtai Zhongding Kirin Real Estate Development Co., Ltd., our subsidiary, entered into a loan contract totaling RMB 50,000,000 (approximately $8,112,000) with Xingtai Rural Commerial Bank, the loan is credit loan, and borne an annual effective interest rate 11.46%. The principal amount of the loan is due on July 24, 2015.

Related Party Transactions and Balances

(1) Loan to a related party

In August 2013, Kirin entered into a loan agreement with Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. (“Huaxia Huifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huaxia Huifeng for $35,953,000. On October 15, 2013, the Company signed a supplement loan agreement in amount of $27,620,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. On October 14, 2014, Kirin signed a supplemental agreement with HuaxiaHuifeng, both parties agree to extend the term of loan to October 14, 2015.

As of September 30, 2014, the balance of the loan to HuaxiaHuifeng was $36,696,307 (RMB 196,560,000 for original loan and RMB 29,342,466 for interest income).

In August 2014, the Company entered into a loan agreement with Zhuolu Huada Real Estate Co., Ltd. (“Huada”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Huada for RMB 2,9750,000 ($4,832,684), at 20% interest rate and has a term of one year.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Xingtai Zhongding was entitled to receive RMB 2,800,000, RMB 43,000,000, RMB 63,000,000, and RMB 51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at September 30, 2014 and December 31, 2013, accumulated earned government grant of RMB 160,000,000 and RMB160,000,000 ($25,990,903 and $26,169,447) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. Xingtai Zhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo. As at September 30, 2014 and December 31, 2013, the working capital provided by Jianfeng Guo was RMB 130,218,029 and RMB 134,029,025 ($21,153,026 and $21,921,659 translated at respective historical rates). Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(40,488,130)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	19,335,104	19,599,370
Working capital provided by Jianfeng Guo in total	(21,153,026)	(21,921,659)
Gross earned government grant held by a related party	25,990,903	26,169,447
Receivable from a related party	$4,837,877	$4,247,788

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

(5) Prepayment to related party

Please see financial statements Note 7 – Prepayments

Relocation Program of Kong Village

Local government did not have enough funds to pay for the relocation and new accommodations of Kong Village’s residents prior to the sale of the village’s land-use right. Consequently, the Company funded the local government by building new complexes and compensating and accommodating the villagers for and during the relocation. The government will repay our costs (a form of financing provided to government) when it sells the land use rights on which the previous villagers were removed. In exchange for such financing, the Company is assured the vacated land use right in public auction; (we will be refunded according to the sale price of the land so the bidding process is noncompetitive). As of September 30, 2014, we have completed the construction of Phase I and Phase II of Kong village (totally 1,330 units), Phase III of Kong village is under construction, the total units of the program is 1,818 units , or about 280,000 square meters in housing. We will get repaid as the parcels of land use rights are sold. We will attend all the auction and bidding process and acquire the vacated land.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of September 30, 2014.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Loan Agreement between Hebei Zhongding Real Estate Development Co., Ltd. and Zhuolu Huada Real Estate Development Co., Ltd.
10.2	Supplementary Loan Agreement between Hebei Zhongding Real Estate Development Co., Ltd. and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: November 21, 2014	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2014	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

