Form 10-K
period 2014-12-31
Kirin International Holding, Inc.
filed 2015-04-15
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

12th Floor, Building F, Phoenix Plaza No. A5ShuguangXili Chaoyang District, Beijing People’s Republic of China	100028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 10 84554001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,388,848.

Number of the issuer’s common stock outstanding as of April 15, 2015: 20,596,546.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “the Company,” “Kirin,” “we,” “us,” and “our” refers to the combined business of Kirin International Holding, Inc. (“Kirin International”), namely our wholly-owned subsidiary formed in British Virgin Islands, Kirin China Holding Limited formed (“Kirin China”), and Kirin China’s wholly-owned subsidiary Kirin Huaxia Development Limited, a holding company formed in Hong Kong (“Kirin Development”), and Kirin Development’s wholly-owned subsidiary Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”), a PRC holding company, and our variable interest entities Hebei Zhongding Real Estate Development Co., Ltd, a PRC company (“Hebei Zhongding”) and Xingtai Zhongding Jiye Real Estate Development Co., Ltd., a PRC Company (“Xingtai Zhongding”), as well as our four wholly-owned subsidiaries formed in California, Spectrum International Enterprise, LLC (“Spectrum International”), Brookhollow Lake, LLC (“Brookhollow Lake”), Greenfield International Corporation (“Greenfield International”), Kirin Hopkins Real estate (“Kirin Hopkins”), Newport Property Holding, LLC(“Newport Property”), Applecrate INC (“Applecrate”), Archway Development LLC ( “Archway”) and HHC-6055 Centre Drive LLC (“HHC-6055”).

PART I

Item 1.	Business.

Overview

Kirin is a Nevada corporation that operates through its wholly-owned subsidiary, Kirin China, a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the People’s Republic of China (“PRC”). Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development. Kirin China’s projects are currently concentrated in Hebei Province of the PRC , primarily in the city of Xingtai, and nearby regions. Hebei Province is located in the North Region of the PRC. Kirin China intends to also focus on the Bohai Sea Surrounding Area, which comprises Beijing, Tianjin, Hebei Province, Liaoning Province and Shandong Province.

Our revenue for the year ended December 31, 2014 was $118.5 million, a decrease of $59.8 million, or approximately 33.5%, compared to $178.3 million for the year ended December 31, 2013. This decrease was mainly due to the following reason: The progress of construction of No.79 Courtyard and Kirin Bay in 2014 is less than the progress of construction of No.79 Courtyard and Kirin Bay in 2013. 1) The construction of NO. 79 Courtyard suspended for nearly 3 months in the first quarter of 2014. As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust, which mostly happens in winter. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, besides the impact of Chinese New Year holidays in the first quarter of 2014, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014, thus no progress of the POC for No. 79 Courtyard (Phase I, Phase II, Phase III) in the first quarter of 2014. 2) As a result of slowdown of macroeconomic environment of real estate in tier-three cities.

The Percentage of Completion (“POC”)  of No.79 Courtyard Phase I, Phase II, Phase III and Phase IV (started in 2014) for the year ended December 31, 2014 increase  1%, 29%, 33%, 45%, respectively, the POC of No.79 Courtyard Phase I, Phase II and Phase III for the year ended December 31, 2013 increase 30%, 59%, 54%, respectively; the POC of Kirin Bay Phase I, Phase II, Phase III and Phase IV  (started in 2014) for the year ended December 31, 2014 increase13%, 27%, 20%, 23%, respectively, the POC of Kirin Bay Phase I, Phase II and Phase III for the year ended December 31, 2013 increase 29%, 62%, 36%, respectively.

For the year ended December 31, 2014, No.79 Courtyard’s revenue was $45.7 million, a decrease of $46.7 million, or approximately 50.6%, as compared to $92.4 million for the year ended December 31, 2013, this decrease was mainly because No.79 courtyard Phase I contributes $51.0 million revenue for the year ended December 31, 2013, but only contributes $1.2 million revenue for the year ended December 31, 2014. No. 79 courtyard Phase I is being delivered to customers and the percentage of completion is 96.1% as of December 31, 2014.

For the year ended December 31, 2014, Kirin Bay’s revenue was $71.9 million, a decrease of $10.7 million, or approximately 13.0%, as compared to $82.6 million for the year ended December 31, 2013, this decrease was mainly due to a combined reason when Kirin Bay Phase I and Phase II’s revenue decreased by $30.2 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013, meanwhile, Kirin Bay Phase III and Phase IV’s revenue increased by $19.5 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.

By the year ended December 31, 2014, No.79 Courtyard (Phase I), the construction of which commenced in the fourth quarter of 2011, met revenue recognition requirement  and reached a percentage-of-completion of 96.1%; No.79 Courtyard (Phase II), the construction of which commenced in the second quarter of 2013, met revenue recognition requirement and reached a percentage-of-completion of 88.0%; No.79 Courtyard (Phase III), the construction of which commenced in the third quarter 2013, met revenue recognition requirement and reached a percentage-of-completion of 86.3%; No.79 Courtyard (Phase IV), the construction of which commenced in the third quarter of 2014, met revenue recognition requirement and reached a percentage-of-completion of 44.9%.

By the year ended December 31, 2014, Kirin Bay (Phase I), the construction of which commenced in fourth quarter of 2011, met the revenue recognition requirement and reached a percentage-of-completion of 98.3%; Kirin Bay (Phase II), the construction of which commenced in the first quarter of 2013, met revenue recognition requisition and reached a percentage-of-completion of 88.7; Kirin Bay (Phase III), the construction of which commenced in the second quarter of 2013, met revenue recognition requirement  and reached a percentage-of-completion of 55.4%; Kirin Bay (Phase IV), the construction of which commenced in the second quarter of 2014, met revenue recognition requirement  and reached a percentage –of-completion of 22.9%.

No.79 Courtyard and Kirin Bay are large-scale projects; their development is divided into four phases. No.79 Courtyard (Phase I) is being delivered to customers. We anticipate that No.79 Courtyard (Phase II and Phase III) will be delivered to customers in mid-to-late 2015 and No.79 Courtyard (Phase IV) is expected to be delivered to customers in late 2017. Kirin Bay (Phase I) is being delivered to customers, Kirin Bay (Phase II) will be delivered to customer in mid-to-late 2015, Kirin Bay (Phase III) is expected to be delivered to customer in late 2015 and Kirin Bay (Phase IV) is expected to be delivered to customers in late 2016.

Kirin County is a building complex of residences, commercial buildings and hotel-style apartments, the construction of which commenced in September 2009. The Kirin County Project has a total construction area of approximately 180,000 square meters. As of December 31 2014, we have completed 100% of the construction of the Kirin County Project. The residential portions of Kirin County Project have been delivered to customers in the year of 2012. Kirin County adjacent shopping arcade (Kirin Plaza), the construction of which commenced in the second quarter of 2011, which is expected to be delivered to customers in mid-2015.

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

Organization & Subsidiaries

Our wholly owned subsidiary, Kirin China owns all of the share capital of Kirin Development. Kirin Development owns all of the share capital of Kirin Management, a wholly foreign owned enterprise located in Shijiazhuang City, Hebei Province. In anticipation of the Share Exchange, on December 22, 2010, Kirin Management entered into a series of contractual arrangements, including an Entrusted Management Agreement, a Shareholders’ Voting Proxy Agreement and an Exclusive Option Agreement, with each of HebeiZhongding and XingtaiZhongding and their respective shareholders (the “Contractual Arrangements”). As a result of the Contractual Agreements, Kirin Management controls, and is entitled to the economic benefits of, HebeiZhongding and XingtaiZhongding. In turn, Iwamatsu Reien, the sole shareholder of the BVI Companies (as defined below), which are our principal stockholders, has entered into the Call Option Agreements with the Option Holders (as defined below) including Mr. Jianfeng Guo, the beneficial owner of HebeiZhongding and XingtaiZhongding, granting an option to the Option Holders to purchase all of the shares of the BVI Companies. Other than the parties thereto, the terms and conditions of the Contractual Arrangements entered into with HebeiZhongding and the terms and conditions of the Contractual Arrangements with XingtaiZhongding are the same.

Risks in Relation to the VIE Structure

The Ministry of Commerce of PRC (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”).

Under the Draft, Variable Interest Entities (“VIEs”) that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling persons) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors.

In conclusion, if the Draft enacted as proposed, it is possible that the Company's conduct of certain of its operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company's income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company's business operations, and have a material adverse impact on the Company's cash flows, financial position and operating performance. The Company's management considers the possibility of such a finding by PRC regulatory authorities to be remote.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

The following is a summary of each of the Contractual Arrangements:

●	Entrusted Management Agreement. Pursuant to the Entrusted Management Agreement between Kirin Management, the variable interest entities and the shareholders of the variable interest entities Hebei Zhongding and Xingtai Zhongding, Hebei Zhongding and Xingtai Zhongding and their shareholders agreed to entrust the business operations of the variable interest entities and its management to Kirin Management until Kirin Management acquires all of the assets or equity of Hebei Zhongding and Xingtai Zhongding. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Hebei Zhongding and Xingtai Zhongding and to control and administrate the financial affairs and daily operation of Hebei Zhongding and Xingtai Zhongding. In exchange, Kirin Management is entitled to the the earnings before tax of Hebei Zhongding and Xingtai Zhongding as a management fee which depends on the before-tax profit of Hebei Zhongding and Xingtai Zhongding and does not have a minimum requirement. No management fee has been paid to date. Kirin Management is also obligated to pay all of the debts of Hebei Zhongding and Xingtai Zhongding to the extent Hebei Zhongding and Xingtai Zhongdingare unable to pay such debts. Specifically, if the variable interest entities do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of Hebei Zhongding and Xingtai Zhongding to the extent that Hebei Zhongding and Xingtai Zhongding are unable to pay such debts. Likewise, if the net assets of Hebei Zhongding and Xingtai Zhongding are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and Hebei Zhongding and Xingtai Zhongding will determine the debt Hebei Zhongding and Xingtai Zhongding and the respective ability of Hebei Zhongding and Xingtai Zhongding to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Hebei Zhongding and Xingtai Zhongding except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of Hebei Zhongding and Xingtai Zhongding. To date, Kirin Management has not paid any debt of Hebei Zhongding and Xingtai Zhongding respectively. There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of Hebei Zhongding and Xingtai Zhongding, or (2) the date on which Kirin Management completes the acquisition of Hebei Zhongding and Xingtai Zhongding. Pursuant to the Entrusted Management Agreement, Hebei Zhongding and Xingtai Zhongding and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

●	Shareholders’ Voting Proxy Agreement. Pursuant to the Shareholders’ Voting Proxy Agreement between Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding, the shareholders of Hebei Zhongding and Xingtai Zhongding irrevocably and exclusively appointed the board of directors of Kirin Management as their proxy to vote on all matters that require the approval of the shareholders of Hebei Zhongding and Xingtai Zhongding. Mr. Guo is the sole member of the board of directors of Kirin Management. There is no renewing clause in the Shareholders’ Voting Proxy Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, it shall become effective upon the execution by Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding and shall not be terminated prior to the completion of acquisition of all of the shares in, or all assets or business of, Hebei Zhongding and Xingtai Zhongding by Kirin Management.

●	Exclusive Option Agreement. Under the Exclusive Option Agreement between Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, the shareholders of Hebei Zhongding and Xingtai Zhongding granted to Kirin Management an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Hebei Zhongding and Xingtai Zhongding to the extent that such purchase does not violate any PRC law or regulations then in effect. If Kirin Management exercises its option, Kirin Management and the shareholders of Hebei Zhongding and Xingtai Zhongding shall enter into further agreements regarding the exercise of the option, including the exercise price, which such additional agreements shall take into consideration factors such as the then applicable PRC laws and the then appraisal value of Hebei Zhongding and Xingtai Zhongding. The exercise price shall be refunded to Kirin Management or Hebei Zhongding and Xingtai Zhongding at no consideration in a manner decided by Kirin Management, in its reasonable discretion. Since Kirin Management controls and receives the economic benefits of Hebei Zhongding and Xingtai Zhongding through the Contractual Arrangements, exercising the option at this point will not result in any immediate additional benefit to the Company. Kirin Management will exercise the option when the Company believes that exercising the option would be more beneficial to it. The Exclusive Option Agreement was set up in this manner as currently foreign invested real estate enterprises are strictly controlled and heavily regulated by the PRC authorities. The Company thinks it will be subject to complex procedural requirements if it attempts to obtain approval for the acquisition of share equity or assets of Hebei Zhongding and Xingtai Zhongding under the current PRC regulations. There is no renewing clause in the Exclusive Option Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. Pursuant to the Exclusive Option Agreement, it shall be effective upon the execution by Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, and shall remain effective thereafter; the Exclusive Option Agreement may not be terminated without the unanimous consent of Kirin Management, Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, except that Kirin Management may, by giving thirty days prior notice to Hebei Zhongding and Xingtai Zhongding and the shareholders of Hebei Zhongding and Xingtai Zhongding, terminate it.

The Company does not own any equity interests in Hebei Zhongding and Xingtai Zhongding, but controls and receives the economic benefits of their business operations through the Contractual Arrangements. In addition, Hebei Zhongding and Xingtai Zhongding are contractually controlled by the Company. Accordingly, the Company is able to consolidate the results, assets and liabilities of Hebei Zhongding and Xingtai Zhongding into its financial statements. No dividends have been paid to us to date. We intend to use the profits of Hebei Zhongding and Xingtai Zhongding for re-development of planned projects and future procurement of land use rights. We do not anticipate that Hebei Zhongding and Xingtai Zhongding will pay any dividends in the near future. Xingtai Zhongding and its subsidiaries represent 61.4% and Hebei Zhongding and its subsidiaries represents 38.5% of the Company’s revenue for the year ended December 31, 2014.

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

We intend to use the proceeds from potential future offerings to pay the financial expenditures of our offshore holding companies. As a holding company, neither Kirin China nor Kirin Development has material expenditures. Kirin Management has not received any cash or assets from Hebei Zhongding and Xingtai Zhongding but has the right to obtain management fees equal to the profit of Hebei Zhongding and Xingtai Zhongding in 2014. All significant costs and expenses occur in Hebei Zhongding and Xingtai Zhongding.

Our corporate structure is as follows:

* Mr. Jianfeng Guo is deemed to be the sole beneficial owner of all of the equity interests in and is the founder of Hebei Zhongding and Xingtai Zhongding (“Operating Companies”). Mr. Guo has entered into trust agreements with respect to his holdings in each of Hebei Zhongding and Xingtai Zhongding, pursuant to which Mr. Guo is entitled to all rights afforded to a shareholder of Hebei Zhongding and Xingtai Zhongding, including the right to manage and operate Hebei Zhongding and Xingtai Zhongding, to receive dividends, and bear the risks of a shareholder of Hebei Zhongding and Xingtai Zhongding. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of Hebei Zhongding and Xingtai Zhongding. Mr. Guo entered into the trust agreements for several reasons. First, when HebeiZhongding was established in 2004, the then applicable Company Law of the PRC did not allow a company to be wholly owned by a sole shareholder unless it was a state owned company. Consequently, Mr. Guo used Ms. Bi, his wife, and other individuals and entities as the nominal shareholders to hold the equity interest of Hebei Zhongding and Xingtai Zhongding. Although the revised Company Law of the PRC, effective as of 2006, permits a company to be owned by a sole shareholder, the registered shareholding structure of HebeiZhongding was not changed in order to meet the financing requirements by our lenders. Second, the current effective Company Law of the PRC does not allow a domestic company that is owned by a sole individual shareholder to have any wholly owned subsidiaries. However, XingtaiZhongding has three wholly-owned subsidiaries. Consequently, Mr. Guo uses other nominal shareholders to hold part of the shares of XingtaiZhongding. Third, Hebei Zhongding and Xingtai Zhongding from time to time provide guarantees to each other for bank loans and the bank will not accept guarantees from the company if the registered controlling shareholder is also the borrower’s registered controlling shareholder. For all these reasons Mr. Guo entered into the trust agreements with the nominal shareholders. Through these trust agreements, Mr. Guo had the registered shareholders of Hebei Zhongding and Xingtai Zhongding entered into Contractual Arrangements with Kirin Management. Mr. Guo did so because he stands to benefit from the Contractual Arrangements due to the option to acquire Prolific Lion, the principle shareholder of the Company. With respect to Hebei Zhongding, Mr. Guo has entered into trust agreements with each of Liping Bi, JianfeiGuo, Li Zhao, JianheGuo and Liying Li (collectively, the “HebeiZhongding Trustees”). The Hebei Zhongding Trustees comprise all of the registered shareholders of Hebei Zhongding. With respect to Xingtai Zhongding, Mr. Guo is the 51% registered shareholder. In addition, Mr. Guo has entered into trust agreements with each of XieYuelai and Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd., a company controlled by Mr. Guo (collectively, the “Xingtai Zhongding Trustees”). The Xingtai Zhongding Trustees are the 49% registered shareholders of Xingtai Zhongding. Among these nominal holders of Hebei Zhongding and Xingtai Zhongding, Huaxia Kirin (Tianjin) Equity Investment Fund Management Co., Ltd. is a company controlled by Mr. Guo, while the other individual nominal holders are family members or friends of Mr. Guo, who are willing to hold the shares in a nominal fashion for him. Pursuant to these trust agreements, Mr. Guo is deemed to be the beneficial owner of all the shares of Hebei Zhongding registered in the name of the Hebei Zhongding Trustees and Xingtai Zhongding registered in the names of the Xingtai Zhongding Trustees. Pursuant to the trust agreements, Mr. Guo is entitled to all rights of a shareholder of each of Hebei Zhongding and Xingtai Zhongding. Without Mr. Guo’s prior written consent, the nominees may not take any action as shareholders of Hebei Zhongding and Xingtai Zhongding. There is no requirement under the PRC laws and regulations to register such trust agreements with any authority.

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

●	Kirin Bay. Covering a land area of over 660,000 square meters, Kirin expects that Kirin Bay will be the largest high-end residential community in Xingtai in terms of total construction area upon completion. The project is comprised of three sections of mixed residential and commercial properties. We commenced the construction of the Kirin Bay Project in October 2011 Phase I of Kirin Bay is delivered in 2014 while the final phase residences are expected to be delivered in late 2016.

●	No. 79 Courtyard. No. 79 Courtyard Project covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. The project is positioned as a high-end residential development with some mixed commercial use. Construction started in October 2011, Phase I of No. 79 Courtyard is delivered to customers in 2014 while the final phase residences are expected to be delivered in late 2017.

In addition to its projects in Xingtai, the Company has started research on the conditions of certain property and land and development approval procedures in cities like Shijiazhuang of Hebei Province and Dezhou and Zibo of Shandong Province (as denoted by the blue stars on the map above).

In addition to projects in P.R.C, Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, United states, which will have 109 units apartment and 187 parking spaces. As of December 31, 2014, the Company paid land cost and incurred some other development cost.

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

The per capita consumption of a city indicates the purchasing power of its residents. The purchasing power growth in tier-three cities is faster than overall purchasing power. China’s average growth of per capita consumption in 2014 was 9.6% according to the annual report filed by the National Bureau of Statistics. Growth in tier-one cities such as Beijing and Shanghai was reported below that average. Many tier-three cities in cities such as Dali in Yunnan, Nanchong in Sichuan, Nanchang in Jiangxi, Taizhou in Zhejiang and Weihai and Dezhou in Shandong exceeded the average, indicating higher real estate purchasing power (from Dongxing Securities Industry Report). We believe this indicates that purchasing power in tier-three cities is growing at a faster rate than it is in tier-one cities.

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

According to a report from China's National Bureau of Statistics, as of the year end of 2014, the core urban population of Xingtai was approximately 940,000 and its total residential area was approximately 27.3 million square meters. As such, the per capita residential area in Xingtai city was 29 square meters as of the end of 2014. According to the national “well-off” standards published by the PRC’s Department of Construction, by 2020, the average living area for urban population is expected to reach 35 square meters with an average floor area of 100 to 120 square meters for each residence. The Company believes the anticipated shortage in average living area per person in Xingtai necessary in order to meet the “well-off” standard indicates significant development potential.

Xingtai can be generally divided into two parts: Qiaodong District (i.e. East of Bridge) and Qiaoxi District (i.e. West of Bridge). The Qiaodong District is the old city area which features transportation, concentrated retail trading areas, aged buildings and a highly polluted environment. Currently, the scale of real estate development in this region is small and scattered due to high relocation costs. The quality of real estate is also low and the buildings are mostly mid-rise. Qiaoxi District, on the contrary, is the region being promoted by the local Xingtai government for development. Qiaoxi District is anticipated to be the center of the new urban area, as planned by the Xingtai government. In the 2013, the average price for a residence was at approximately $744 per square meter in Xingtai city, in the 2014, the average price for a residence was $831 per square meter in Xingtai city.

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

In recent years, many large national real estate developers have begun to enter the market of Bohai Sea Surrounding Region as increasing land reserves and accelerating development of the market provide more opportunities. Compared with the Pearl River Delta region and Yangtze River Delta region, we believe that the Bohai Sea Surrounding Area has greater market demand and more opportunities. The growth rate of wholesale real estate prices in the Bohai Sea Surrounding Area is stable. As shown in the below chart of land use right procurement costs, in 2014, the land cost in Bohai Sea Surrounding Area is $602 per square meter, which is higher than the national average land cost $573 per square meter, but much lower than the Yangtze River Delta and Pearl River Delta. The cost of land right procurement in the Bohai Sea Surrounding Area is 33% lower than in the Pearl River Delta and 26.5% lower than in the Yangtze River Delta Regions. The overall growth rate of land use right procurement has increased from 4.66% in 2013 to 5.16% in 2014. As depicted in the chart of growth of land use right procurement, the 2014 growth rate was lower than the average annual growth rate of 5.16% of 105 cities in China. We believe that this indicates potential for real estate development and profit generation in this area. Pursuant to the data from Ministry of Land and Resources of the People’s Republic of China, the following are the land right procurement costs and growth rates in the Bohai Sea Surrounding Area for 2014.

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

Price of Private Residence / Private Residence Paying Capability Scale in the Bohai Sea Surrounding Area (US $/multiple)

Year	Beijing	Tianjin	Shenyang	Dalian	Jinan	Qingdao	Shijiazhuang
1999	682/20.50	272/9.81	337/12.78	281/12.37	214/8.24	216/8.20	232/10.46
2000	594/15.84	281/9.53	324/11.17	315/12.67	220/7.18	221/7.61	208/8.92
2001	612/14.57	287/8.84	331/10.47	338/12.59	240/7.69	239/7.54	235/9.55
2002	576/12.74	300/8.88	331/10.47	343/11.56	254/7.80	264/8.36	219/8.34
2003	572/11.37	304/8.14	352/9.65	353/10.70	281/7.04	291/7.96	191/6.81
2004	611/10.77	376/9.05	352/8.75	376/10.01	369/8.49	358/8.92	187/5.98
2005	841/12.82	502/10.69	395/8.22	464/10.41	388/8.48	464/9.66	232/6.21
2006	1060/13.82	611/11.14	432/7.34	579/11.30	448/8.38	545/9.25	261/5.92
2007	1582/17.51	796/11.84	506/6.91	762/12.28	517/6.99	712/9.71	336/6.19
2008	1905/17.83	997/11.88	556/7.43	866/11.45	757/8.42	1153/13.03	506/7.77
2009	2206/18.76	1087/11.53	615/7.54	1270/15.19	946/9.47	1217/12.37	582/7.96
2010	3241/25.12	1790/16.81	845/9.33	1656/17.75	1279/11.38	1192/10.74	872/10.74
2011	3535/23.19	1862/14.92	986/9.13	1760/15.83	1437/12.25	1476/11.15	907/9.53
2012	3628/20.96	1792/12.74	999/7.96	1827/15.67	1438/10.03	1509/9.89	945/8.10
2013	4482/22.97	1694/10.72	1216/8.64	1867/12.80	1398/8.86	1532/8.98	978/7.5

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

Competitive Advantages

We believe that the following are our advantages over our competitors:

●	Experienced Real Estate Development Team. We have a professional team with significant experience in real estate development. Members of our team have had work experience with well-known real estate development companies in tier-one cities. In addition, our management members are well educated with degrees from top universities such as Tsinghua University, Xi’an Jiaotong University, Zhejiang University and the Communication University of China.

●	R&D and Planning Advantage. The Company expends considerable effort on research and development to identify its target market and understand the needs and wants of potential homebuyers. We believe that by conducting research and development we can better align project design and pricing with the needs and demands of our target buyers.

●	Strong Relationships with Local Government. We seek to maintain close ties with the local government in Xingtai City. For example, we aided the local government in the Kong Village Relocation Program. The Company believes such good relationships with local governments can help in the application of favorable land development policies. We believe that these relationships can better enable us to successfully bid and execute on projects.

●	Pre-Sales Advantage. We seek to ensure high cash flow through presales. The Company’s investment costs for a particular project can be covered usually within one year after presales commence. For example, by the year ended December 31, 2014, the Company recorded $238.3 million in presales of its No.79 Courtyard Project since inception, which commenced in October 2011.

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

Preparation for the Kirin Bay Project began in June 2009. Construction started in October 2011, Phase I of Kirin Bay residences are being delivered to customers while final phase residences are expected to be delivered in late 2016. The project is planned to include approximately 5,500 residential units consisting of high-rise apartments and single-family houses. The following sets forth the various categories of properties anticipated to be available for sale as part of the Kirin Bay Project and the total area and number of units available for each such category:

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

No. 79 Courtyard Project started preparation in July 2009,Phase I of No.79 Courtyard are being delivered while the final phase residences are expected to be delivered in late 2017. The following sets forth the various categories of properties anticipated to be available for sale as part of the No. 79 Courtyard Project and the total area and number of units available for each such category:

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

Selecting Tier-Three Cities with Tier-Two Cities as Alternatives

We target at dynamic, highly commercialized tier-three cities with higher per capita GDP, economic growth, and citizen purchasing power than the surrounding tier-three cities. Cities such as Tianjin, Qingdao, Shenyang, Nanjing, Suzhou, Xuzhou, Hefei, Changsha, and Xi’an satisfy these criteria. Although our primary focus is tier-three cities, we may seek to expand to tier-two cities when our financial conditions permit and opportunities present.

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

We have obtained all of the Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits for Kirin County Community, No. 79 Courtyard and Kirin Bay projects.  For Kirin Bay Project, which will be divided into three parcels of land, we have obtained Land Use Rights Certificates for the Kirin Bay project pursuant to our participation in the Kong Village Relocation Program. For more details please refer to “Management Discussion and Analysis—Relocation Program of Kong Village.”

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

Employees

As of the date of this Report, we have entered into labor contracts with all of our employees. Additionally, we have bought social insurances for our employees as set forth below:

Insurance Type	Percentage Payable by Employer	Percentage Payable by Employee	Total Percentage of the Salary
Pension	20	8	28
Unemployment Insurance	2	1	3
Medical Insurance	7	2	9
Occupational Injury Insurance	1	0	1

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

Recent Developments

On April 30, 2014, Kirin International established two wholly-owned subsidiaries Archway Development Group LLC and HHC-6055 Centre Drive LLC, in California, for the purpose of real estate development in the Unites States.

On November 11, 2014, Brookhollow Lake, LLC established a wholly-owned subsidiary Applecrate, Inc. in California, to engage in E-commerce retail/wholesale in the Unites States.

Item 2.	Properties.

Our corporate headquarter, which we lease, is located at 12th Floor, Building F, Phoenix Plaza, No.A5, Shuguang Xili, Chaoyang District, Beijing, which consists of approximately 1400 square meters.

In March 2013, Brookhollow Lake , LLC purchased a property of 20,658 square feet as its office at $2,051,873.

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

	Fiscal 2014
	High	Low

First Quarter (January 1 - March 31)	$0.11	$0.10
Second Quarter (April 1 - June 30)	$1.83	$0.10
Third Quarter (July 1 - September 30)	$0.52	$0.16
Fourth Quarter (October 1 - December 31)	$0.24	$0.06

	Fiscal 2013
	High	Low

First Quarter (January 1 - March 31)	$0.15	$0.12
Second Quarter (April 1 - June 30)	$0.40	$0.01
Third Quarter (July 1 - September 30)	$0.52	$0.10
Fourth Quarter (October 1 - December 31)	$0.11	$0.11

Holders

As of December 31, 2014, there were 89 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

Recent Developments

●

We have completed the development of Kirin County’s 8 residential and commercial buildings in 2012.  Throughout 2014 and at December 31, 2014, we have the following projects under development: 1) two commercial buildings of Kirin County Project; 2) No.79 Courtyard and Kirin Bay are large-scale projects, and their development is divided into four phases.  No.79 Courtyard (Phase I, Phase II, Phase III and Phase IV) commenced the construction from September 2011, September 2012, April 2013 and July 2014, respectively and reached the percentages-of-completion of 96.1%, 88.0%, 86.3% and 44.9%  as of December 31, 2014, respectively; 3) Kirin Bay (Phase I, Phase II, Phase III and Phase IV), commenced the construction from October 2011, March 2013, May 2013 and April 2014, respectively and reached the percentages-of-completion of 98.3%, 88.7%, 55.4% and 22.9% as of December 31, 2014.

We anticipate that two commercial buildings of Kirin County will be delivered in late 2015. As of December 31, 2014, No.79 Courtyard (Phase I) had been delivered to customers, No.79 Courtyard (Phase II and Phase III) is expected to be delivered to customers in the second quarter of 2015, No.79 Courtyard (Phase IV) will be delivered to customers in late 2017; Kirin Bay (Phase I) had been delivered to customers, Kirin Bay (Phase II) will be delivered to customer in late 2015, Kirin Bay (Phase III) is expected to be delivered to customers in the late 2015, and Kirin Bay ( Phase IV) will be delivered to customers in late 2016.

●

On April 30, 2014, Kirin International established two wholly-owned subsidiaries Archway Development Group LLC and HHC-6055 Centre Drive LLC, in California, for the purpose of real estate development in the Unites States.

On November 11, 2014, Brookhollow lake, LLC established a wholly-owned subsidiary Applecrate, Inc. in California, to engage in E-commerce retail/wholesale in the Unites States.

●

In addition to projects in P.R.C, Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, United states, which will have 109 units apartment and 187 parking spaces. As of December 31, 2014, the Company paid land cost and incurred some other development cost.

Financial Performance Highlights

The following summarizes certain key financial information for the year ended by December 31, 2014.

●	Total revenue was $118.5 million for the year ended December 31, 2014, a decrease of $59.8 million, or 33.5%, from $178.3 million for 2013. Our revenue stream has shifted from Kirin County project, which was completed in 2012, to No.79 courtyard (Phase I, Phase II, Phase III and Phase IV) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV), which are expected to generate the majority of our revenue in the upcoming 12 to 18 months.

●	Gross profit was $18.0 million for the year ended December 31, 2014, a decrease of $8.9 million, or 33.2%, from $26.9 million for 2013. Gross margin ratio was 15.2% for the year ended December 31, 2014, an increase of 0.1% as compared to gross margin ratio of 15.1% for 2013. The decrease of gross profit was in line with the decrease of revenue for the year ended December 31, 2014 as compared with the year ended December 31, 2013.

●	Net loss was $0.8 million for the year ended December 31, 2014, an increase of $0.6 million, or 265.5%, from net loss of $0.2 million for the year ended December 31, 2013.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 7.8% in 2012, 7.7% in 2013 and 7.4% in 2014. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

According to the National Bureau of Statistics of China, China’s national inflation rate was 2.6% in 2012, 2.6% in 2013 and 2.0% in 2014. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Reclassification

Certain amounts in the December 31, 2013 Consolidate Balance Sheets have been reclassified to conform to the December 31, 2014 presentation.

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

As of December 31, 2014 and 2013, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis.  The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the consolidated statements of income and comprehensive income in accordance with ASC 220.

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

In 2008, Xingtai Zhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grant related to Kirin County has been recognized through 2009 to 2012 as the construction of Kirin County goes on during the years.   The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As of December 31, 2014, the Company didn’t receive any request from the government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause the government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2014 and 2013, $124,921 and $326,259 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $6,785,042 and $8,362,905 as at December 31, 2014 and 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Short-term Investments

The classification of investment securities is based on the Company’s intent, which is re-evaluated at each balance sheet date, with respect to those securities. Short-term investments refer to the securities that the Company has positive intent and ability to hold to maturity and stated at amortized cost.

Long-term Investment

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $504,212 as dividend for the year ended December 31, 2014.

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

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowings costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations. LAT was included in Income tax expense in the Consolidated statements of operations and comprehensive income (loss).

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) during the years ended December 31, 2014 and 2013 was the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, were exercised or converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2014 and 2013, the Company recorded an advertising expense of $2,368,338 and $3,426,229, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2014 and 2013, the Company retained $117,218 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2015-03, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	2014		2013
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$118,466,835	100.0%	$178,264,543	100.0%
Cost of real estate sales	100,506,892	84.8%	151,381,746	84.9%
Gross profit	17,959,943	15.2%	26,882,797	15.1%
Selling expenses	4,151,222	3.5%	5,347,627	3.0%
Operating and administrative expenses	7,327,835	6.2%	10,410,574	5.8%
Income from operations	6,480,886	5.5%	11,124,596	6.2%
Investment income	504,212	0.4%	169,145	0.1%
Interest expense	(4,682,418)	-4.0%	(7,725,290)	-4.3%
Total other expenses	(4,178,206)	-3.5%	(7,556,145)	-4.2%
Income before income taxes expense	2,302,680	1.9%	3,568,451	2.0%
Income taxes expense	3,135,165	2.6%	3,796,248	2.1%
Net loss	(832,485)	-0.7%	(227,797)	-0.1%

Our net loss for the year ended December 31, 2014 was $0.8 million, an increase of $0.6 million, from net loss of $0.2 million for the year ended December 31, 2013. Net loss increased for the following reasons: 1) the gross profit decrease by $8.9 million from $26.9 million in 2013 to $18.0 million in 2014, as the POC of No.79 Courtyard and Kirin Bay progressed less in 2014 than in 2013; 2) the operation expenses decreased by $4.3 million from $15.8 million in 2013 to $11.5 million in 2014; 3) the interest expense (net) decreased by $3.0 million from $7.7 million in 2013 to $4.7 million in 2014; 4) for the year ended December 31, 2014, the investment income increased by $0.3 million and income tax expense decreased by $0.7 million as compared with the year ended December 31, 2013 .

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

Revenues and Gross Profit

	Years Ended December 31,
	2014		2013
		% of Revenue		% of Revenue
Revenue from real estate, net	$118,466,835	100.0%	$178,264,543	100.0%
-Kirin County	315,584	0.3%	2,687,404	1.5%
-No.79 Courtyard (Phase I)	1,154,890	1.0%	51,013,702	28.6%
-No.79 Courtyard (Phase II)	10,776,235	9.1%	20,741,103	11.6%
-No.79 Courtyard (Phase III)	26,253,637	22.2%	20,595,225	11.6%
-No.79 Courtyard (Phase IV)	7,466,951	6.3%	-	-
-Kirin Bay (Phase I)	13,907,259	11.7%	34,679,793	19.5%
-Kirin Bay (Phase II)	24,533,153	20.7%	33,984,241	19.1%
-Kirin Bay (Phase III)	29,957,500	25.3%	13,980,272	7.8%
-Kirin Bay (Phase IV)	3,534,386	3.0%	-	-
-Property Service	567,240	0.5%	582,803	0.3%
Cost of real estate sales	100,506,892	84.8%	151,381,746	84.9%
-Kirin County	840,826	0.7%	1,399,609	0.8%
-No.79 Courtyard (Phase I)	1,857,005	1.6%	40,625,982	22.8%
-No.79 Courtyard (Phase II)	10,618,532	9.0%	20,917,191	11.7%
-No.79 Courtyard (Phase III)	17,148,999	14.5%	13,480,212	7.6%
-No.79 Courtyard (Phase IV)	6,164,125	5.2%	-	-
-Kirin Bay (Phase I)	13,738,484	11.6%	34,570,719	19.4%
-Kirin Bay (Phase II)	22,466,324	19.0%	29,291,476	16.4%
-Kirin Bay (Phase III)	23,791,611	20.1%	10,666,591	6.0%
-Kirin Bay (Phase IV)	3,148,084	2.7%	-	-
-Property Service	732,902	0.6%	429,966	0.2%
Gross profit	17,959,943	15.2%	26,882,797	15.1%
-Kirin County	(525,242)	-0.4%	1,287,795	0.7%
-No.79 Courtyard (Phase I)	(702,115)	-0.6%	10,387,720	5.8%
-No.79 Courtyard (Phase II)	157,703	0.1%	(176,088)	-0.1%
-No.79 Courtyard (Phase III)	9,104,638	7.7%	7,115,013	4.0%
-No.79 Courtyard (Phase IV)	1,302,826	1.1%	-	-
-Kirin Bay (Phase I)	168,775	0.1%	109,074	0.1%
-Kirin Bay (Phase II)	2,066,829	1.7%	4,692,765	2.6%
-Kirin Bay (Phase III)	6,165,889	5.2%	3,313,681	1.9%
-Kirin Bay (Phase IV)	386,302	0.3%	-	-
-Property Service	(165,662)	-0.1%	152,837	0.1%
Profit margin	15.2%		15.1%
-Kirin County	-166.4%		47.9%
-No.79 Courtyard (Phase I)	-60.8%		20.4%
-No.79 Courtyard (Phase II)	1.5%		-0.8%
-No.79 Courtyard (Phase III)	34.7%		34.5%
-No.79 Courtyard (Phase IV)	17.4%		-
-Kirin Bay (Phase I)	1.2%		0.3%
-Kirin Bay (Phase II)	8.4%		13.8%
-Kirin Bay (Phase III)	20.6%		23.7%
-Kirin Bay (Phase IV)	10.9%		-
-Property Service	-29.2%		26.2%

Revenue from Real Estate, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the years ended December 31, 2014 and 2013, revenue was derived from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III), Kirin Bay (Phase IV), and Kirin County (including adjacent shopping arcade). Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue from the pre-sale of real estate properties for the year ended December 31, 2014 was $118.5 million, a decrease of $59.8 million, or approximately 33.5%, compared to $178.3 million for the year ended December 31, 2013.  This decrease was mainly due to the following reason: The progress of construction of No.79 Courtyard and Kirin Bay in 2014 is less than the progress of construction of No.79 Courtyard and Kirin Bay in 2013. 1) The construction of NO. 79 Courtyard suspended for nearly 3 months in the first quarter of 2014. As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust, which mostly happens in winter. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, besides the impact of Chinese New Year holidays in the first quarter of 2014, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014, thus no progress of the POC for No. 79 Courtyard (Phase I, Phase II, Phase III) in the first quarter of 2014. 2) As a result of slowdown of macroeconomic environment of real estate in tier-three cities.

The Percentage of Completion (“POC”) of No.79 Courtyard Phase I, Phase II, Phase III and Phase IV(started in 2014) for the year ended December 31, 2014 increase 1%, 29%, 33%, 45%, respectively, the POC of No.79 Courtyard Phase I, Phase II and Phase III for the year ended December 31, 2013 increase 30%, 59%, 54%, respectively; the POC of Kirin Bay Phase I, Phase II, Phase III and Phase IV (started in 2014) for the year ended December 31, 2014 increase13%, 27%, 20%, 23%, respectively, the POC of Kirin Bay Phase I, Phase II and Phase III for the year ended December 31, 2013 increase 29%, 62%, 36%, respectively.

For the year ended December 31, 2014, Hebei Zhongding Property Service Co., Ltd. began to provide property service to Kirin County and No. 79 Courtyard and recognized revenue with $0.7 million.

The following table shows the percentage-of-completion of each project as at comparable period end:

	As of	As of
	December 31	December 31
	2014	2013
No.79 Courtyard Phase I	96.1%	95.3%
No.79 Courtyard Phase II	88.0%	59.1%
No.79 Courtyard Phase III	86.3%	53.6%
No.79 Courtyard Phase IV	44.9%	-
Kirin Bay Phase I	98.3%	85.0%
Kirin Bay Phase II	88.7%	61.6%
Kirin Bay Phase III	55.4%	35.9%
Kirin Bay Phase IV	22.9%	-
Kirin County	98.4%	98.1%

Kirin Bay is a three-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of the Report, we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011); for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued On November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); for Kirin Bay (Phase III), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on  March 26, 2013) and Pre-sales Permit (issued on September 18, 2013); and for Kirin Bay (Phase IV), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement permit (issued on April 9, 2014) and Pre-sales Permit (issued on May 27, 2014).

No. 79 Courtyard is a project positioned as a high-end residential development with some mixed commercial use, which covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of the Report, we have obtained necessary government approvals. For No. 79 Courtyard (Phase I) we acquired Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011); for No.79 Courtyard (Phase II), we acquired Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on July 20, 2012), Work Commencement Permit (issued on September 1, 2012) and Pre-Sales Permit (issued on September 27, 2012); for No.79 Courtyard (Phase III), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on January 16, 2013), Work Commencement Permit (issued on April 3, 2013) and Pre-sales Permit (issued on August 12, 2013); for No.79 Courtyard (Phase IV), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on December 12, 2013), Work Commencement Permit (issued on July 1, 2014) and Pre-sales Permit (issued on September 29, 2014).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II, Phase III and Phase IV) and Kirin Bay (Phase I, Phase II, Phase III and Phase IV). We commenced the construction of Kirin County’s shopping arcade, which was designed to complement Kirin County Project, and provide convenience to the residents of Kirin County.  However, due to the zoning plan by the local authority, we have not obtained the Construction Land Planning Permits so far, and therefore, the construction shopping arcade part of Kirin County, has been suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in 2015. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of December 31, 2014	Cumulative Customer deposits collected as of December 31, 2014	Contract value of pre-sale for the year ended December 31, 2014	Customer deposits collected for the year ended December 31, 2014
No.79 Courtyard Phase I	$128,181	132,041	626	3,590
No.79 Courtyard Phase II	37,762	37,814	529	3,229
No.79 Courtyard Phase III	56,513	48,960	16,143	18,843
No.79 Courtyard Phase IV	25,609	19,514	25,609	18,002
Kirin Bay Phase I	92,613	93,582	4,521	3,655
Kirin Bay Phase II	69,993	69,365	10,434	15,947
Kirin Bay Phase III	82,503	78,488	41,516	42,219
Kirin Bay Phase IV	15,279	14,704	15,279	10,395
Kirin County	108,157	116,504	408	584

Cost of Real Estate Sales.  Cost of real estate sales consist of land use rights costs, construction and installation costs.  Our costs of real estate sales for the year ended December 31, 2014 were $100.5 million, a decrease of $50.9 million, or approximately 33.6%, compared to $151.4 million for the year ended December 31, 2013. Our total cost of real estate sales decreased in relation to the decrease of revenue. As under the percentage of completion method, revenue from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project.

Gross Profit.  Gross profit for the year ended December 31, 2014 was $18.0 million (gross profit ratio: 15.2%), decreased by $8.9 million as compared to gross profit of $26.9 million (gross profit ratio: 15.1%) for the year ended December 31, 2013.

The Company expected that Kirin County project, Kirin Bay project and No.79 Courtyard project will have positive gross margins which are in line with the common margin rates as the similar projects in similar market.  However, when considering the market adaption capability, marketing plan and construction ability, these projects may be split into several phases to develop. And the actual gross profit percentages may vary between different phases of the same project. For example, in the first quarter of 2014, the Company had sold more commercial units of Kirin Bay (Phase I), which inherently had higher profit margin than that of residential units of Kirin Bay, and thus resulted in higher profit margin earned in the first quarter of 2014 than other quarters of 2014.   Sometimes, for the reasons of positioning of the whole project, marketing and promotion purposes, a single phase may bear a low or even negative gross profit as indicated in No. 79 Courtyard Phase I during the year 2014. Management believes that this is temporary and will stimulate potential sales of the other phases of the projects and Company’s other real estate projects as well. The gross margin percentage, from the whole project perspective, will eventually be positive and consistent with other comparable projects in similar market.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the years ended December 31, 2014 and 2013:

	Total GFA	POC accomplished for the year ended December 31,		Contract value of units sold for the year ended December 31,		Revenue recognized for the year ended December 31,
		2014	2013	2014	2013	2014	2013
Kirin County	183,174	98.4%	98.1%	$408,088	$1,501,513	$315,584	$2,687,404
No.79 Courtyard (Phase I)	130,067	96.1%	95.3%	626,492	23,569,005	1,154,890	51,013,702
No.79 Courtyard (Phase II)	45,122	88.0%	59.1%	529,408	37,232,152	10,776,235	20,741,103
No.79 Courtyard (Phase III)	47,960	86.3%	53.6%	16,143,447	40,369,988	26,253,637	20,595,225
No.79 Courtyard (Phase IV)	40,767	44.9%	-	25,609,037	-	7,466,951	-
Kirin Bay (Phase I)	163,652	98.3%	85.0%	4,520,677	19,591,318	13,907,259	34,679,793
Kirin Bay (Phase II)	92,043	88.7%	61.6%	10,433,930	59,558,626	24,533,153	33,984,241
Kirin Bay (Phase III)	130,734	55.4%	35.9%	41,516,172	40,986,822	29,957,500	13,980,272
Kirin Bay (Phase IV)	31,496	22.9%	-	15,278,693	-	3,534,386	-
Total	865,015			$115,065,944	$222,809,424	$117,899,595	$177,681,740

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the years ended December 31, 2014 and 2013:

	2014			2013
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
Kirin County
-residential	$94,173	124	$759	$19,521	99	$198
-commercial(4)	53,033	390	136	1,032,918	386	2,676
-garage	260,882	1,194	218	449,074	1,959	229
No.79 Courtyard (Phase I)
-residential	(512,796)	545	(941)	17,194,112	15,660	1,098
-commercial	465,433	105	4,433	2,869,988	504	5,694
-garage	673,855	1,178	572	3,504,905	5,377	652
No.79 Courtyard (Phase II)
-One elevator and four suites	326,259	292	1,117	34,925,987	41,792	836
-Parking lots	203,149	144	1,411	2,306,165	1,788	1,290
No.79 Courtyard (Phase III)
-residential	14,677,192	10,041	1,462	33,336,310	25,063	1,330
-commercial	799,248	216	3,700	3,699,654	996	3,715
-garage	667,007	562	1,187	3,334,024	2,767	1,205
No.79 Courtyard (Phase IV)
-residential	25,609,037	24,498	1,045	-	-	-
Kirin Bay (Phase I)
-residential	(713,946)	829	(861)	18,019,924	24,875	724
-commercial	3,215,653	1,238	2,597	-	-	-
-garage	2,018,970	3,745	539	1,571,394	4,203	374
Kirin Bay (Phase II)
-residential	9,531,202	8,008	1,190	56,519,855	54,082	1,045
-garage	902,728	1,508	599	3,038,771	4,690	648
Kirin Bay (Phase III)
-residential	40,526,966	44,602	909	39,245,098	45,904	855
-garage	989,206	1,358	728	1,741,724	2,282	763
Kirin Bay (Phase IV)
-residential	14,683,424	16,326	899	-	-	-
-garage	595,269	1,067	558	-	-	-
Total	115,065,944	117,970	975	222,809,424	232,427	959

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.
(4)	These numbers include pre-sale of Kirin County’s adjacent shopping arcade in 2014.

Operating Expenses.  Operating expenses for the year ended December 31, 2014 were $11.5 million, a decrease of $4.3 million, or 27.2%, from $15.8 million for the year ended December 31, 2013. Corresponding to sales in No.79 Courtyard (Phase I, Phase II, Phase III and Phase IV), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and Kirin County projects, our overall operating expenses in advertising, staff salaries, and Professional and related fees decreased substantially in the year of 2014 compared with the year of 2013.

	2014		2013
		% of Expenses		% of Expenses
Operating expenses	$11,479,057	100%	$15,758,201	100%
Selling expenses	4,151,222	36.2%	5,347,627	33.9%
Advertising expense	2,368,338	20.6%	3,426,229	21.7%
Staff salaries	1,199,470	10.4%	789,400	5.0%
Office and Administrative expenses	583,414	5.1%	1,131,998	7.2%
General and administrative expenses	7,327,835	63.8%	10,410,574	66.1%
Staff salaries	2,983,718	26.0%	3,560,024	22.6%
Professional expenses	1,639,326	14.3%	2,882,651	18.3%
Office and Administrative expenses	2,704,791	23.6%	3,967,899	25.2%

●	Advertising Expenses. Our advertising expenses decreased from $3.4 million for the year ended December 31, 2013 to $2.4 million for the year ended December 31, 2014. Such decrease was mainly a result of our No.79 Courtyard and Kirin Bay projects are well-known projects in Xingtai City, there is no need to spend more advertising fee on promoting our projects.

●	Professional and related Expense. Our professional expense decreased from $2.9 million for the year ended December 31, 2013 to $1.6 million for the year ended December 31, 2014, as a result of decreased expenses of approximately $1.4 million on third party service fees that the company obtained in terms of legal, tax, human resource services, etc.

●	Office and Administrative Expenses. Office and administrative expenses decreased from $5.1 million to $3.3 million from 2013 to 2014. This was mainly attributable to tightened budget cost such as office supplies costs, traveling, and communication fees.

Interest Expense, Net.  Our net interest expense was $4.7 million for the year ended December 31, 2014, a decrease of $3.0 million, or 39.4%, from $7.7 million for the year ended December 31, 2013. The decrease was due to the Company recognize interest income from loans to related parties, which was  $5.4 million in 2014, increased by $4.3 million as compared to $1.0 million interest income in 2013

Income Taxes.  Income taxes expense for the year ended December 31, 2014 totaled $3.1 million, a decrease of $0.7 million or 17.4% from income taxes expense of $3.8 million for the year ended December 31, 2013.

Net Loss.  Net loss for the year ended December 31, 2014 was $0.8 million compared to net loss of $0.2 million for the year ended December 31, 2013, a decrease of $0.6 million or 265.4%.

Liquidity  and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Years Ended December 31,
	2014	2013
Net cash generated from operating activities	$2,598,265	$17,124,621
Net cash used in investing activities	(7,260,066)	(37,714,316)
Cash flows provided by financing activities	3,383,631	19,193,232
Effect of exchange rate changes on cash and cash equivalent	(124,902)	705,326
Net decrease in cash and cash equivalents	(1,403,072)	(691,137)
Cash and cash equivalents - beginning of year	23,407,551	24,098,688
Cash and cash equivalents - end of year	22,004,479	23,407,551

We had a balance of cash and cash equivalents of $22.0 million as of December 31, 2014 compared with a balance of $23.4 million as of December 31, 2013. We have historically funded our working capital needs through advance payments from customers, bank borrowings and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $2.6 million for the year ended December 31, 2014, compared to net cash inflow from operating activities of $17.1 million for the year ended December 31, 2013, a decrease of $14.5 million. The decrease in net cash inflows from operating activities was primarily contributed by the following factors:

●

We had $14.5 million inflow from real properties and land lots under development (net of accounts payable) in the year ended December 31, 2014.  In the same period of 2013, we had $43.4 million inflow on our projects, this accounted for $28.9 million decrease in cash inflow from operating activities.

●	Changes in prepayments (combination of others receivables) provided $17.6 million cash outflow for the year ended December 31, 2014. In the same period of 2013, changes in prepayments (combination of others receivables) provided $27.9 million cash outflow, which led to a $10.3 million increase in net cash inflow.

●	Changes in taxes (combination of defer taxes and other taxes payable) provided $1.3 million cash outflow for the year ended December 31, 2014, compared to changes in taxes contributed $0.5 million cash inflow in the same period of 2013, which led to a $1.8 million decrease in net cash inflow.

●	Changes in customer deposit (combination of revenue in excess of billings) provided $7.2 million cash outflow for the year ended December 31, 2014, compared to $4.0 million cash outflow in the year ended December 31, 2013, which lead to a $3.2 million decrease in net cash inflow from operating activities.

●	Changes in restricted cash provided $1.5 million cash inflow for the year ended December 31, 2014, compared to restricted cash generated $1.2 million cash outflow in the same period of 2013, which led to a $2.7 million increase in net cash inflow.

Investing Activities. Net cash used in investing activities was $7.3 million for the year ended December 31, 2014, compared to net cash of $37.7 million used in investing activities for the year ended December 31, 2013, represented a decrease of $30.4 million.  The decrease was mainly due to a $12.1 million short-term loan paid to related party in December 2013 and received from related party in January 2014.

Financing Activities. Net cash inflows from financing activities was $3.4 million for the year ended December 31, 2014, compared to $19.2 million cash inflows for the year ended December 31, 2013, a decrease of cash inflows of $15.8 million. This was mainly due to repayment of financial institution loan of $45.7 million and $12.6 million for the year of 2014 and 2013 respectively, meanwhile, we received financial institution loan of $49.1million and $30.7 million for the year of 2014 and 2013, respectively.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the year ended of December 31, 2014.

	Payments due by period
in thousands of US Dollars	Total	less than 1 year	1-3 years
Loans payable	$92,313	$58,999	$33,314
Costs of land use rights	3,804	3,804	-
Non-cancellable construction contract obligations	142,348	141,867	481
Total	238,465	204,670	33,795

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

As of December 31, 2014, we entered into non-cancellable agreements with several suppliers for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $142.3 million.

Material Financial Obligations

Loans Payable

As of December 31, 2014, summarized loans payable information is as follows:

Loan from Hebei Xingtai Rural Commercial Bank (“Credit Union 2014 Short-term loan”)
Due April 24, 2015, at 12.56% per annum	$3,250,183

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015; maturity extended to March 30, 2016, at 9.84% per annum	11,050,621
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,800,439
Due September 30, 2015, at 9.84% per annum	7,800,439
Due January 30, 2016, at 9.84% per annum	7,800,439
Due May 30, 2016, at 9.84% per annum	7,800,439
42,252,377
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,250,183
Due September 18, 2015, at 9.225% per annum	3,250,183
Due May 19, 2015, at 9.225% per annum	4,875,274
Due January 19, 2015, at 9.225% per annum (note(a))	4,875,274
16,250,914
Syndicated loans by Hebei Xingtai Rural Commercial Bank (“Syndicated Loans 2014”)
Due May 8, 2015, at 7.2% per annum	8,125,457

Loans from Hebei Xingtai Rural Commercial Bank (“Zhongding Kirin 2014 Loan”)
Due July 24, 2015, at 11.46% per annum	7,514,241

Loan from Hebei Xingtai Rural Commercial Bank (“Short term 2014 Loan”)
Due June 26, 2015, at 11.46% per annum	3,250,183

Loan from Hebei Xingtai Rural Commercial Bank (“Garden 2014 Loan”)
Due October 16, 2017, at 7.38% per annum	4,875,274

Loan from Hebei Xingtai Rural Commercial Bank (“Entrust Loan 2014”)
Due November 14, 2015, at 15.00% per annum	1,919,233

Loan from Hebei Xingtai Rural Commercial Bank
Due July 3, 2015, at 11.79% per annum	4,875,274

Total	$92,313,136

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012 are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans, Syndicated Loans 2012 and Syndicated Loans 2014.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2014 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

As of December 31, 2014 and December 31, 2013, Zhongding Kirin 2014 Loan, Garden 2014 Loan, ICBC 2012 Loans, ICBC 2013 Loans, Short term 2014 Loan and Syndicated Loans 2014 were secured by the Company’s real estate held for development with carrying value of approximately $144,640,000 and $134,340,000, respectively.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,919,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

Related Party Transactions and Balances

(1)  Loan to related parties

As of December 31, 2014, the outstanding balance of the loan was $38,180,766 (RMB 197,890,000 for original loan and RMB 37,055,342 for interest income) with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company. On October 15, 2013, the Company signed a loan agreement with HuaxiaHuifeng in amount of $27,627,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. On October 14, 2014, the Company signed a supplemental agreement with HuaxiaHuifeng, both parties agree to extend the term of loan to October 14, 2015. On February 11, 2015, the Company received $13,795,000 (RMB 84,890,000) from Huaxia Huifeng. The remaining loan balance $4,532,378 (RMB 27,890,000) with HuaxiaHuifeng is interest free and has no definite repayment terms.

In August 2014, the Company entered into a loan agreement with Zhuolu Huada Real Estate Development Co., Ltd. (“Huada Real Estate”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company. According to the agreement, the Company made a loan to Huada Real Estate for RMB 29,750,000 ($4,834,647), at 20% interest rate and has a term of one year, as of December 31, 2014, the outstanding balance of the loan was $5,224,068 (RMB 29,750,000 for original loan and RMB 2,396,304 for interest income).

In October 2014, the Company entered into a loan agreement with Zhenjiang Huaxia Kirin Real Estate Co., Ltd (“Zhenjiang Huaxia Kirin), a related company ultimately controlled by Jianfeng Guo, Chairman of the Kirin’s Board of Directors, and the controlling stockholder of Kirin. According to the agreement, Kirin made a loan to Zhenjiang Huaxia Kirin for RMB 30,000,000 ($4,875,274), at 7.92% interest rate and has a term of three years, as of December 31, 2014, the outstanding balance of the loan was $4,948,267 (RMB 30,000,000 for original loan and RMB 73,000 for interest income)

As of December 31, 2014 and 2013, the total balance of loan to related parties was $48,353,101 and $33,204,995, respectively.

(2)  Government grant escrowed by Business Investment (Receivable from a Trust Equity Owner)

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at December 31, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,001,463 and $26,169,447) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at December 31, 2014, the Company had a remaining $5,415,488 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2014 and 2013 were as follows:

	2014	2013

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,278,247)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	21,692,272	19,599,370
Gross earned government grant held by a related party	26,001,463	26,169,447
Receivable from a trust equity owner	$5,415,488	$4,247,788

(4) Short term Loans to related parties

As of December 31, 2013, the ending balance of short-term loans to related parties was $12,250,572 (RMB 74,900,000), these were advances to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Beijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively. The loan had been paid-off on January 2, 2014.

(5) Prepayment to related party

Please see Note 8 – Prepayments in Financial Statements.

(6) Loan from Related party

Please see Note 17 Entrusted loan 2014 in Financial Statements.

(7) Balances with a related party supplier

Please see Note 9 – Other receivable and Note 13 – Other Payable and Accrued liabilities in Financial Statements.

(8) Service fee

For the years ended December 31, 2014 and 2013, the Company recorded service fee with an amount of RMB4,800,000 (approximately $781,000) and RMB4,800,000 (approximately $774,000) respectively, for the service received from affiliate companies designated by Jianfeng Guo.

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

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-29 of this Report and which are incorporated herein by reference.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Positions
Jianfeng Guo	40	Chairman of the Board of Directors
Longlin Hu	39	President and Chief Executive Officer, Director
Xin Zheng (Cindy)	36	Chief Financial Officer

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

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Longlin Hu, President and Chief Executive Officer	2014	$90,000	$-	$-	$90,000
Longlin Hu, President and Chief Executive Officer	2013	$90,000	$-	$-	$90,000
Xin Zheng (Cindy), Chief Financial Officer	2014	$54,000	$-	$-	$54,000
Xin Zheng (Cindy), Chief Financial Officer	2013	$54,000	$-	$-	$54,000

Employment Agreements

We currently do not have employment agreement with any of our directors and executive officers.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2014.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2014 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2014 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Directors’ Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

On March 1, 2011, Mr. Jianfeng Guo was appointed as a member of the Board of Directors in connection with our reverse acquisition of Kirin China. In fiscal 2014, Kirin paid a salary of $150,000 to Mr. Guo as a director. In fiscal 2015, we will pay a salary of $150,000 to Mr. Guo as a director. Mr. Longlin Hu has not received compensation for serving as a director of the Company.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Xiangju Mu	1,746,000	(1)	8.477%
Jianfeng Guo, Chairman of the Board of Directors	13,975,348	(2)	67.853%
Longlin Hu, President, Chief Executive Officer and Director	1,746,000	(3)	8.477%
Xin Zheng, Chief Financial Officer	0		-
All directors and executive officers as a group (2 person)	15,721,348		76.33%

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

Transactions with Related Persons

In Item7 Management’s Discussion and Analysis of Financial Condition and Results of Operation, there is a summary of Related Party Transactions and Balances since the beginning of fiscal 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Mr. Guo is not considered independent because he received compensation from Kirin China for $150,000 in fiscal 2014. Mr. Hu is not considered independent because he is an executive officer of the Company. Mr. Liu is considered independent in light of the NASDAQ Listing Rule 5605(a) (2) and the standards established by the Commission.

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s years ended December 31, 2014 and December 31, 2013, we were billed approximately $180,000 and $162,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2014 and December 31, 2013.

Tax Fees

For the Company’s years ended December 31, 2014 and December 31, 2013, we were billed approximately $7,000 and $5,750, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the   years ended December 31, 2014 and December 31, 2013.

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

The audited consolidated balance  sheets  of the Company as of December 31, 2014 and December 31, 2013, the related consolidated statements of operations and comprehensive income (loss) , changes in stockholders’ equityand cash flows for the years then ended, the footnotes thereto, and the report of Marcum Bernstein & Pinchuk LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

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

Exhibit Number		Description

2.1		Share Exchange Agreement, dated March 1, 2011, by and among the Company, the Company’s former principal stockholder, Kirin China and the former principal shareholders of Kirin China (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation ((incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
3.2		By-Laws (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
4.1		Form of Series A Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
4.2		Form of Series B Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
4.3		Form of Series C Warrant (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on July 22, 2011.)
10.1		Form of Subscription Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.2		Contribution and Assumption Agreement dated March 1, 2011, by and between the Company and Ciglarette International, Inc. (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.3		Agreement of Sale, dated March 1, 2011, by and between the Company and LisanRahman (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.4		Entrusted Management Agreement between shareholders of Xingtai ZhongdingJi Ye Real Estate Development Co., Ltd., Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.5		Entrusted Management Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd., Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)

Exhibit Number	Description

10.7	Shareholders’ Voting Proxy Agreement between shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.8	Shareholders’ Voting Proxy Agreement between shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Shijiazhuang Kirin Management Consulting Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.9	Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Xingtai Zhongding Jiye Real Estate Development Co., Ltd. and Xingtai Zhongding Jiye Real Estate Development Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.10	Exclusive Option Agreement between Shijiazhuang Kirin Management Consulting Co., Ltd. and shareholders of Hebei Zhongding Real Estate Development Co., Ltd. and HebeiZhongding Real Estate Development Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.11	Call Option Agreement between Jianfeng Guo and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.12	Call Option Agreement between Hu Longlin and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.13	Call Option Agreement between Mu Xiangju and Iwamatsu Reien [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.14	Securities Escrow Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K with the SEC on March 7, 2011.)
10.15	Make Good Escrow Agreement (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.16	Loan Agreement with Xingtai Yejin Branch, Industrial and Commercial Bank of China [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.17	Loan Agreement with Xingtai Chengjiao Rural Credit Cooperative Union Association [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on April 28, 2011.)
10.18	Loan Agreement with Industrial and Commercial Bank of China [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on July 25, 2011.)
10.19	Loan Agreement with Rural Credit Cooperative Union [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.20	Trust Agreement between Jianfeng Guo and Liping Bi [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.21	Trust Agreement between Jianfeng Guo and Jianfei Guo [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.22	Trust Agreement between Jianfeng Guo and Jianhe Guo [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.23	Trust Agreement between Jianfeng Guo and Liying Li [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.24	Trust Agreement between Jianfeng Guo and YuelaiXie [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.25	Trust Agreement between Jianfeng Guo and QilinHuaxia [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.26	Trust Agreement between Jianfeng Guo and Li Zhao [English Translation] (incorporated by reference to the exhibit filed on Current Report to Form 8-K/A with the SEC on August 26, 2011.)
10.27	Loan Agreement with Rural Credit Cooperative Union, dated June 19, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)

Exhibit Number	Description

10.28	Loan Agreement with Haijun Zhao, dated October 8, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)
10.29	Loan Agreement with Rural Credit Cooperative Union, dated December 22, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)
10.30	Loan Agreement with Kong Village Committee, dated December 30, 2011 [English Translation] (incorporated by reference to the exhibit filed on the Annual Report to Form 10-K with the SEC on March 30, 2012.)
10.31	Loan Agreement between Hebei Zhongding Real Estate Development Co., Ltd. and Zhuolu Huada Real Estate Development Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on the Quarterly Report to Form 10-Q with the SEC on November 21, 2014.)
10.32	Supplementary Loan Agreement between Hebei Zhongding Real Estate Development Co., Ltd. and Huaxia Huifeng Ventures Capital Management (Beijing) Co., Ltd. [English Translation] (incorporated by reference to the exhibit filed on the Quarterly Report to Form 10-Q with the SEC on November 21, 2014.)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 15, 2015

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianfeng Guo	Chairman of the Board of Directors	April 15, 2015
Jianfeng Guo

/s/ Longlin Hu	President, Chief Executive Officer and Director	April 15, 2015
Longlin Hu
(Principal Executive Officer)

/s/ Xin Zheng	Chief Financial Officer	April 15, 2015
Xin Zheng	(Principal Financial and Accounting Officer)

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

December 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Kirin International Holding, Inc.

We have audited the accompanying consolidated balance sheets of Kirin International Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Kirin International Holding, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

April 15, 2015

NEW YORK OFFICE • 7 Penn Plaza  • Suite 830 • New York, New York

10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$22,004,479	$23,407,551
Restricted cash	6,785,042	8,362,905
Short-term Investment	487,527	-
Accounts receivable	58,202	231,598
Note receivable	600,000	1,418,595
Revenue in excess of billings	13,586,442	10,059,251
Prepayments	25,983,191	26,436,726
Other receivables	30,206,838	16,189,890
Receivable from a trust equity owner	5,415,488	4,247,788
Short-term Loan to related parties	-	12,250,572
Loan to related parties	48,353,101	33,204,995
Real estate property completed	1,441,194	1,427,910
Real estate properties and land lots under development	187,445,154	176,472,218
Long-term Investment	7,850,402	7,929,422
Property and equipment, net	7,477,607	4,163,033
Deferred tax assets	5,227,015	4,676,410
Total assets	$362,921,682	$330,478,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$102,265,749	$76,120,010
Income taxes payable	1,904,666	2,079,681
Other taxes payable	2,263,163	2,885,586
Other payables and accrued liabilities	23,455,757	13,743,052
Customer deposits	83,522,070	87,713,585
Loans payable	92,313,136	89,466,798

Total liabilities	$305,724,541	272,008,712

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	9,857,778	10,553,505
Accumulated other comprehensive income	8,114,281	8,514,860
Total Kirin International Holding, Inc.’s equity	56,526,903	57,623,209
Non-controlling interest	670,238	846,943
Total Stockholders' equity	$57,197,141	58,470,152
Total liabilities and stockholders’ equity	$362,921,682	$330,478,864

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2014	2013

Revenue from real estate sales, net	$118,466,835	$178,264,543
Cost of real estate sales	100,506,892	151,381,746
Gross profit	17,959,943	26,882,797

Operating expenses
Selling expenses	4,151,222	5,347,627
General and administrative expenses	7,327,835	10,410,574

Total operating expenses	11,479,057	15,758,201

Income from operations	6,480,886	11,124,596

Other income (expenses)
Investment income	504,212	169,145
Interest expense	(4,682,418)	(7,725,290)

Total other expenses	(4,178,206)	(7,556,145)

Income before income taxes	2,302,680	3,568,451

Income taxes expense	3,135,165	3,796,248

Net loss	$(832,485)	$(227,797)
Less: net loss attributable to non-controlling interest	(136,758)	(223,057)
Net loss attributable to stockholder of Kirin International Holding, Inc.	$(695,727)	$(4,740)
Net loss	$(832,485)	$(227,797)

Other comprehensive income (loss)
Foreign currency translation adjustment	(400,579)	1,826,513
Total comprehensive income (loss)	(1,233,064)	1,598,716
Less: other comprehensive loss attributable to non-controlling interest	(136,758)	(223,057)
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	$(1,096,306)	$1,821,773
Basic and diluted loss per share	$(0.04)	$(0.01)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common shares		Additional			Accumulated other	Non-	Total
	Number of shares	Amount	paid-in capital	Statutory reserve	Retained earnings	comprehensive income	Controlling Interest	stockholders’ equity
Balance at December 31, 2012	20,596,546	$2,060	$37,149,630	$1,070,804	$10,890,595	$6,688,347	$-	$55,801,436
Net loss					(4,740)	-	(223,057)	(227,797)
Transfer to statutory reserve	-	-	-	332,350	(332,350)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	1,826,513	-	1,826,513
Non-Controlling Interest	-	-	-	-	-	-	1,070,000	1,070,000

Balance at December 31, 2013	20,596,546	$2,060	$37,149,630	$1,403,154	$10,553,505	$8,514,860	$846,943	$58,470,152
Stock-based compensation	-	-	-	-		-	-
Net loss					(695,727)			(695,727)
Foreign currency translation adjustment	-	-	-	-	-	(400,579)		(400,579)
Non-Controlling Interest	-	-	-	-	-	-	(136,758)	(136,758)
Distribution to non-controlling stockholders of Greenfield	-	-	-	-	-	-	(39,947)	(39,947)
Balance at December 31, 2014	20,596,546	$2,060	$37,149,630	$1,403,154	$9,857,778	$8,114,281	$670,238	$57,197,141

See notes to the consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(832,485)	$(227,797)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	294,261	693,705
Deferred tax expense	(581,123)	(723,015)

Changes in operating assets and liabilities
Restricted cash	1,525,493	(1,193,016)
Accounts receivable	172,057	1,633,238
Notes receivable	814,045	(1,407,490)
Revenue in excess of billings	(3,594,853)	(1,688,754)
Prepayments	284,078	(10,165,618)
Other receivables	(17,913,205)	(17,741,121)
Receivable from a trust equity owner	(1,201,535)	(1,091,112)
Real estate property completed	(22,470)	5,682,048
Real estate properties and land lots under development	(12,108,055)	14,281,021
Accounts payable	26,657,279	23,437,934
Income taxes payable	(161,805)	428,368
Other taxes payable	(604,421)	752,539
Other payables and accrued liabilities	13,502,680	6,774,795
Customer deposits	(3,631,676)	(2,321,104)

Net cash provided by operating activities	2,598,265	17,124,621

Cash flows from investing activities:
Purchases of equipment	(4,214,382)	(4,404,885)
Repayment of loans from related parties	6,086,324	16,133,794
Loans to related parties	(21,460,793)	(32,754,078)
Repayment of short-term loan from related parties	12,182,408	-
Proceeds from disposal of equipment	601,500	-
Payment for short-term investment	(487,947)	-
Short-term loan to related parties	-	(12,084,212)
Cash paid for investment at cost	-	(4,604,935)
Return of investment deposit	32,824	-

Net cash used in investing activities	(7,260,066)	(37,714,316)

Cash flows from financing activities:
Proceeds from financial institution loans	49,089,084	30,654,209
Repayment of financial institution loans	(45,665,506)	(12,584,360)
Distribution to non-controlling stockholder of Greenfield	(39,947)	-
Capital contribution from non-controlling stockholders	-	1,070,000
Proceeds from disposal of subsidiary	-	53,383

Net cash provided by financing activities	3,383,631	19,193,232

Effect of exchange rate changes on cash and cash equivalents	(124,902)	705,326
Net decrease in cash and cash equivalents	(1,403,072)	(691,137)

Cash and cash equivalents - beginning of the year	23,407,551	24,098,688

Cash and cash equivalents - end of the year	$22,004,479	$23,407,551

Supplementary cash flow information
Cash paid for income tax	$1,505,817	$2,373,876
Cash paid for interest expense	$7,921,131	$8,071,759

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

As at December 31, 2014, the Company had following wholly-owned entities, VIEs and VIEs’ subsidiaries:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America	February 8, 2013	Property holding
Greenfield International Corporation	State of California, United States of America	August 12, 2013	Whole sale Agent of Food & Grocery
Kirin Hopkins Real estate	State of California, United States of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California, United States of America	July 11, 2013	Real estate investment and management
Archway Development Group LLC	State of California, United States of America	April 30, 2014	Real Estate development
HHC-6055 Centre Drive LLC	State of California, United States of America	April 30, 2014	Real Estate development
Applecrate LLC	State of California, United States of America	November 11, 2014	E-Commerce Retail/Wholesale
VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd. (“Zhongding Jiye”, “Xingtai Zhongding”)	Xingtai, Hebei province, China	August 7, 2008	Real estate development
Subsidiaries of VIEs Subsidiaries of Hebei Zhongding
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Subsidiaries of Xingtai Zhongding
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”, “Zhongding Kirin”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management

In August, 2014, two subsidiaries (Baoding Heda Kirin Real Estate Development Co., Ltd and Baoding Heda Kirin Investment Co., Ltd) were closed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).  The consolidated balance sheets as of December 31, 2014 and 2013, and the consolidated statements of operations and comprehensive income  (loss), changes in stockholders’ equity and cash flows for the two-year period ended December 31, 2014 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification

Certain amounts in the December 31, 2013 Consolidate Balance Sheets have been reclassified to conform to the December 31, 2014 presentation.

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

In 2008, Xingtai Zhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000 translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the years ended December 31, 2014 and 2013, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized through 2009 to 2012 as the construction of Kirin County goes on during the years.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As of December 31, 2014, the Company didn’t receive any request from the government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause the government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2014 and 2013, $124,921 and $326,259 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $6,785,042 and $8,362,905 as at December 31, 2014 and 2013, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Short-term Investments

The classification of investment securities is based on the Company’s intent, which is re-evaluated at each balance sheet date, with respect to those securities. Short-term investments refer to the securities that the Company has positive intent and ability to hold to maturity and stated at amortized cost.

Long-term Investment

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $504,212  as dividend for the year ended December 31, 2014.

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

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed  when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations. LAT was included in Income tax expense in the Consolidated statements of operations and comprehensive income (loss).

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) during the years ended December 31, 2014 and 2013 was the foreign currency translation adjustment.

Earnings per Share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, were exercised or converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2014 and 2013, the Company recorded an advertising expense of $2,368,338 and $3,426,229, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As at December 31, 2014 and 2013, the Company retained $117,218 and $140,661 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the years ended December 31, 2014 and 2013, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the years ended December 31, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2015-03, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

Risks in Relation to the VIE Structure

The Ministry of Commerce of PRC (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”).

Under the Draft, Variable Interest Entities (“VIEs”) that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling persons) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors.

In conclusion, if the Draft enacted as proposed, it is possible that the Company's conduct of certain of its operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company's income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company's business operations, and have a material adverse impact on the Company's cash flows, financial position and operating performance. The Company's management considers the possibility of such a finding by PRC regulatory authorities to be remote.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

The VIE Agreements are summarized below:

Entrusted Management Agreement

Pursuant to the Entrusted Management Agreement between Kirin Management, the Hebei Zhongding Real Estate Development Corporation Limited and Xingtai ZhongdingJiye Real Estate Development Company Limited (the “Operating Companies”) and the shareholders of the Operating Companies, the Operating Companies and their shareholders agreed to entrust the business operations of the Operating Companies and its management to Kirin Management until Kirin Management acquires all of the assets or equity of the Operating Companies. Kirin Management has the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administrate the financial affairs and daily operation of the Operating Companies. In exchange, Kirin Management is entitled to the Operating Companies’ earnings before tax as a management fee which depends on the before-tax profit of the Operating Companies and does not have a minimum requirement.  No management fee has been paid to date.  Kirin Management is also obligated to pay all of the Operating Companies’ debts to the extent the Operating Companies are unable to pay such debts. Specifically, if the Operating Companies do not have sufficient cash to repay their debts when they become due and are unable to obtain any extension of, or borrow new loans to repay, such debts, Kirin Management will be responsible for paying those debts on behalf of the Operating Companies to the extent that the Operating Companies are unable to pay such debts. Likewise, if the Operating Companies’ net assets are lower than their registered capital, Kirin Management will be responsible for funding the deficit. The Entrusted Management Agreement does not specify how Kirin Management and the Operating Companies will determine Operating Company’s debt and the respective Operating Companies’ ability to pay that debt. There is no existing written or oral arrangement or agreement regarding any aspect of the calculation or payment of the debts of the Operating Companies except the Entrusted Management Agreement. Due to the lack of binding guidance as to such matters, there may be ambiguity in the future regarding Kirin Management’s responsibility to pay the debt obligations of the Operating Companies.  To date, Kirin Management has not paid any of the Operating Companies’ respective debts.  There is no renewing clause in the Entrusted Management Agreement. Unless otherwise specified or legally prohibited, any newly signed agreement shall be deemed as a new and independent agreement. The term of the Entrusted Management Agreement shall be from the effective date of it to the earlier of the following: (1) the winding up of the Operating Companies, or (2) the date on which Kirin Management completes the acquisition of the Operating Companies. Pursuant to the Entrusted Management Agreement, the Operating Companies and their shareholders have the obligation to not terminate this Agreement unilaterally for any reason whatsoever.

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

Summary information regarding consolidated VIEs is as follows:

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$21,084,446	$19,219,581
Restricted cash	6,785,042	8,362,905
Short term Investment	487,527	-
Accounts receivable	58,202	231,598
Note receivable	-	817,795
Revenue in excess of billings	13,586,442	10,059,251
Prepayments	25,983,191	26,436,726
Other receivables	43,972,547	23,763,798
Receivable from a trust equity owner	11,853,261	4,247,788
Loan to related parties	48,353,101	33,204,995
Short term Loan to related parties	-	12,250,572
Real estate property completed	1,441,194	1,427,910
Real estate properties and land lots under development	178,040,195	176,472,218
Investment at cost	7,150,402	7,196,598
Property and equipment, net	466,557	654,998
Deferred tax assets	5,227,015	4,676,410
Total assets	$364,489,122	$329,023,143

Accounts payable	$102,265,749	$76,120,010
Income taxes payable	1,904,666	2,079,681
Other taxes payable	2,263,163	2,885,487
Other payables and accrued liabilities	23,325,237	12,558,258
Customer deposits	83,507,580	87,700,992
Financial institution loans	92,313,136	89,466,798
Total liabilities	$305,579,531	$270,811,226

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the years ended December 31, 2014 and 2013, the financial performance of VIEs is as follows:

	2014	2013

Revenue from real estate sales, net	$118,375,219	$178,164,336
Cost of real estate sales	$100,506,892	$151,381,746
Operation expenses	$9,482,691	$13,947,557
Net income	$1,072,265	$1,488,322

Note 4 – Short-term Investment

On December 15, 2014, the Company invested RMB 3,000,000 (approximately $488,000) in a financial instrument managed by Xingtai Small and Micro Enterprises Investment Association. The financial instrument matured in one year, nil investment income is earned for the year ended December 31, 2014.

Note 5 – Accounts Receivable

Accounts receivable consists of property management fee receivable and balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As of December 31, 2014 and 2013, accounts receivable due from complete properties represents revenue in excess of billings balances of Kirin County project as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

	December 31,
	2014	2013

Receivable from sales of condominium units	$55,375	$231,598
Receivable from property management	2,827	-

	$58,202	$231,598

Note 6 – Notes Receivable

	December 31,
	2014	2013

Receivable from individual (Promissory note)	$600,000	$600,000
Receivable from Bank acceptance notes	-	817,795
Others	-	800
	$600,000	$1,418,595

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 7 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin County project, Kirin Plaza, No. 79 Courtyard and Kirin Bay in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of December 31, 2014 and December 31, 2013, revenue in excess of billings is $13,586,442 and $10,059,251, respectively.

Note 8 – Prepayments

Prepayments consisted of the following:

	December 31,
	2014	2013

Advances to suppliers and contractors	$1,250,734	$1,245,073
Financing service fees charged as prepaid interests	826,002	1,831,157
Excessive business tax and LAT liabilities	8,873,569	9,186,346
Prepayments-related parties	15,032,886	14,174,150
	$25,983,191	$26,436,726

Pursuant to financing service contracts entered into between the Company, Xingtai Rural Commercial Bank and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. The financing service fees are regarded as prepaid loan interest and amortized over the respective terms of the loans.

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

The prepayments to related parties are regarding to construction contract. In certain area, the related parties have more bargain power with the construction contractors. These related parties will pay contractors on behalf of the Company according to contract terms. The construction contractors will provide construction service to the Company, and then the prepayments are recorded in costs over the course of construction period, based on the completion progress of a project. The balance of Prepayments-related parties represents the amount these related parties are yet to pay to contractors.

Note 9 – Other Receivables

The components of other receivables were as follows:

	December 31,
	2014	2013

Working capital borrowed by contractors	$21,866,775	$13,544,760
Due from a related party supplier	5,361,511	-
Deposit	1,693,773	964,998
Staff allowance	1,069,379	687,875
Receivables of housing maintenance funds	204,651	392,781
Others	10,749	599,476

	$30,206,838	$16,189,890

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at December 31, 2014 and 2013.

On April 10, 2014, the Company entered into a loan agreement with Hebei Yoerma Business Service Co.,Ltd, a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest, the original amount is RMB 32,992,060 (approximately $5,362,000 ) and has a term of two years. As of December 31, 2014 and December 31, 2013, there is RMB18,211,330 (approximately $2,960,000) and RMB18,224,315 (approximately $2,981,000) working capital borrowed by Hebei Yoerma Business Service Co., Ltd, respectively.

Note 10 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	December 31,
	2014	2013
Properties under development
Kirin County
Costs of land use rights	$1,153,179	$1,329,290
Other development costs	483,486	528,347
No. 79 Courtyard
Costs of land use rights	45,263,421	54,720,055
Other development costs	22,400,751	15,413,036
Kirin Bay
Costs of land use rights	24,579,507	35,605,444
Other development costs	22,547,288	13,316,057
Archway HHC Apartment
Costs of land use rights	8,730,454	-
Other development costs	674,505	-

Land lots under development	61,612,563	55,559,989

	$187,445,154	$176,472,218

As of December 31, 2014, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 17).

The Residential buildings of Kirin County are fully completed in December, 2012. As of December 31, 2014 and December 31, 2013, the account balance of the real estate property completed is $1,441,194 and $1,427,910 separately.

Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, which will have 109 units apartment and 187 parking spaces. As of December 31, 2014, the Company paid land cost and incurred some other development cost.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at December 31, 2014 and 2013, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $61,612,563 and $55,559,989, respectively.

Note 11 – Long-term Investment

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

The Xingtai RC Bank increased paid in capital from RMB 240,000,000, or approximately $38,207,000 to RMB 500,000,000, or approximately $79,598,000 on April 26, 2013. The Company paid approximately RMB 24,000,000, or approximately $3,841,000 to keep its stockholder position.

As of December 31, 2014 and 2013, the balance of Long term investment for Xingtai RC Bank was $7,150,402 and $7,196,598, consisting 31,000,000 shares, 5.03% and 6.02%, of the common stock of Xingtai RC Bank.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank.

As of December 31, 2014 and 2013, the Company has deposit balances (including restricted cash) of approximately $5,818,000 and $6,672,000 in Xingtai RC Bank, respectively.

In November 2013, the company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins. The Company determined that there was no impairment on these investments during year ended December 31, 2014. There is no transaction in the year ended December 31, 2014 for Hopkins Kirin Facilities Group, LLC. The Company didn’t receive investment income from Hopkins Kirin Facilities Group, LLC.

As of December 31, 2014 and 2013, the ending balance in investment was $7,850,402 and $7,929,422. The Company determined that there was no impairment on its long-term investment during year ended December 31, 2014.

Note 12 – Accounts Payable

	December 31,
	2014	2013

Payables in relation to acquisitions of land use rights	$3,804,371	$3,726,753
Construction contractors	98,461,378	72,393,257

	$102,265,749	$76,120,010

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As at December 31, 2014, payable to Huada Mining Co., Ltd. was $1,366,734.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At December 31, 2014, unpaid balance plus accrued interest was $2,437,637.  The Company capitalized the additional consideration in the costs land lots under development.

Note 13 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	December 31,
	2014	2013

Unrecognized tax benefit (Note 15(2))	$6,500,366	$6,542,362
Deposits from customers on behalf of utility operators	8,195,227	2,677,913
Car park deposits from customers	1,732,347	2,285,738
Due to a related party supplier	6,500,366	-
Deposit from a contractor	117,218	140,661
Accrued loan interest	175,510	706,575
Others	234,723	1,389,803
	$23,455,757	$13,743,052

On December 30, 2014, the Company entered into RMB 40,000,000 (approximately $6,500,000) loan agreement with Hebei Yoerma Business Service Co., Ltd, a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest and the loan is due on March 30, 2015, the Company repaid the loan on January 28, 2015.

Note 14 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of December 31, 2014 and 2013, the Company received $83,522,070 and $87,713,585 deposits from customers, respectively.

Note 15 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the United States of America (“U.S.”) and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to December 31, 2014 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s U.S. subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation, Kirin Hopkins Real Estate Group LLC, Newport Property Holding, LLC, Applecrate LLC, Archway Development Group LLC and HHC-6055 Centre Drive LLC were incorporated in State of California, U.S. and are subject to California taxes.

The Company’s subsidiaries, VIEs and subsidiaries of VIEs in China are subject to PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, China subsidiary and VIEs are subject to EIT with the tax rate 25% since March 15, 2014, except that deemed profit method is applied to Xingtai Zhongding Construction Project Management Co., Ltd., which local tax authorities levy income tax based on deemed profit of 10% of revenue. A withholding income tax rate of 5% is applied if Kirin Management, the wholly-owned foreign enterprise, distributes dividends to its immediate holding company, Kirin Development. The Company has not recorded tax provision for U.S. tax purposes as they have no assessable profits arising in or derived from the United States and intends to permanently reinvest accumulated earnings in the PRC operations in the foreseeable future.

Income tax expenses for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Current
EIT expense	$1,344,012	$3,008,862
LAT expense	2,372,276	2,174,660
Deferred tax benefit- EIT	(581,123)	(1,387,274)

	$3,135,165	$3,796,248

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

EIT at the PRC statutory rate of 25%	$575,670	$892,113
LAT expense	2,372,276	2,174,660
EIT benefit of LAT	(593,069)	(543,665)
Change in Deferred tax valuation allowance	442,950	1,207,401
Permanent items	337,338	65,739

	$3,135,165	$3,796,248

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Unrecognized tax benefit, as the January 1	$6,542,362	$6,333,022
Movement in current year due to foreign exchange rate fluctuation	(41,996)	209,340

Unrecognized tax benefit, as of December 31	$6,500,366	$6,542,362

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of December 31, 2014 to be material in the next twelve months.

In accordance with PRC tax administration law and regulations, tax authorities generally have up to five years to claw back underpaid tax plus penalties and interests. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the Company’s PRC subsidiary and VIEs tax years from 2010 to 2014 remains subject to examination by tax authorities.

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2014 and 2013 are presented below.

	2014	2013

Deferred tax assets
Operating loss carry forward	$4,892,926	$3,540,241
Excess of interest expense	3,929,488	2,038,513
Revenue recognized based on percentage-of-completion	515,577	2,109,682
	9,337,991	7,688,436

Valuation allowance	(4,110,976)	(3,012,026)

Net deferred tax assets	$5,227,015	$4,676,410

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

Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will reverse when the construction progress of related projects proceeds to completion, which is expected to be December 2017 for No. 79 Courtyard and December 2016 for Kirin Bay projects, when the difference between accumulated revenue and cost of sales recognized based on percentage-of-completion method and enterprise income tax accrued pursuant to tax laws, converges.  Enterprise income tax comprises multiple interim prepayments determined predominately by periodic customer deposits collected and deemed profit ratio when a real estate project is under construction, followed by a closing to adjust to actual profit realized, after the construction is complete.  Deferred taxes and liabilities associated with application of revenue recognized pursuant to percentage-of-completion will also increase or decrease when the Company reevaluates and makes upward or downward adjustments to a project’s total revenue or cost estimate.  The Company believes deferred tax assets related to revenue recognized based on percentage-of-completion and excess of interest expense will be fully realizable.

Entities established in the PRC had net operating losses carry forward of $13,923,096 as of December 31, 2014 which will expire on various dates between December 31, 2015 and December 31, 2019. Entities established out of the PRC had net operation losses carry forward of $5,648,603 as of December 31, 2014.

Note 16 – Other Taxes Payable

Other taxes payable consisted of the following:

	December 31,
	2014	2013

Business tax and related urban construction tax and education surcharge	$2,060,115	$2,530,769
Land Appreciation Tax	203,048	354,817

	$2,263,163	$2,885,586

Note 17 – Loans Payable

Loans payable consisted of the following:

	December 31,
	2014	2013
Loan from Kong Village Committee
Origin loan due December 29, 2013, maturity extended to November 30, 2014 at 14.4% per annum	-	4,906,771

Loan from Hebei Xingtai Rural Commercial Bank (“Credit Union 2013 Short term loan”)
Due April 24, 2014, at 8.55% per annum	-	3,271,181

Loan from Hebei Xingtai Rural Commercial Bank (“Credit Union 2014 Short-term loan”)
Due April 24, 2015, at 12.56% per annum	3,250,183	-

Syndicated loans arranged by Hebei Xingtai Rural Commercial Bank (“Syndicated Loans 2012”)
Original loan due March 29, 2014; maturity extended to May 29,2014, at 11.38% per annum	-	2,453,386
Original loan due April 29, 2014; maturity extended to May 29, 2014 at 11.38% per annum	-	2,453,386
Due May 29, 2014, at 11.38% per annum	-	3,271,181
Due June 29, 2014, at 11.38% per annum	-	3,271,181
Due July 29, 2014, at 11.38% per annum	-	4,906,771
Due August 29, 2014, at 11.38% per annum	-	8,177,952
	-	24,533,857
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015; maturity extended to March 30, 2016, at 9.84% per annum	11,050,621	8,177,952
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,800,439	5,724,567
Due September 30, 2015, at 9.84% per annum	7,800,439	5,724,567
Due January 30, 2016, at 9.84% per annum	7,800,439	4,497,874
Due May 30, 2016, at 9.84% per annum	7,800,439	3,680,079
	42,252,377	27,805,038
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,250,183	3,271,181
Due September 18, 2015, at 9.225% per annum	3,250,183	3,271,181
Due May 19, 2015, at 9.225% per annum	4,875,274	4,906,771
Due January 19, 2015, at 9.225% per annum (note(a))	4,875,274	4,906,771
Due September 19, 2014, at 9.225% per annum	-	4,906,771
Due May 19, 2014, at 9.225% per annum	-	4,906,771
Due January 31, 2014, at 9.84% per annum	-	2,780,505
	16,250,914	28,949,951
Syndicated loans by Hebei Xingtai Rural Commercial Bank (“Syndicated Loans 2014”)
Due May 8, 2015, at 7.2% per annum	8,125,457	-

Loans from Hebei Xingtai Rural Commercial Bank (“Zhongding Kirin 2014 Loan”)
Due July 24, 2015, at 11.46% per annum	7,514,241	-

Loan from Hebei Xingtai Rural Commercial Bank (“Short term 2014 Loan”)
Due June 26, 2015, at 11.46% per annum	3,250,183	-

Loan from Hebei Xingtai Rural Commercial Bank (“Garden 2014 Loan”)
Due October 16, 2017, at 7.38% per annum	4,875,274	-

Loan from Hebei Xingtai Rural Commercial Bank (“Entrust Loan 2014”)
Due November 14, 2015, at 15.00% per annum	1,919,233	-

Loan from Hebei Xingtai Rural Commercial Bank
Due July 3, 2015, at 11.79% per annum	4,875,274	-

	$92,313,136	$89,466,798

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2012  are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans, Syndicated Loans 2012 and Syndicated Loans 2014.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2014 Short-term Loan was guaranteed by an unrelated company as arranged by the financial institution.  The Company did not pay for the guarantee.

As of December 31, 2014 and December 31, 2013, Zhongding Kirin 2014 Loan, Garden 2014 Loan, ICBC 2012 Loans, ICBC 2013 Loans, Short term 2014 Loan and Syndicated Loans 2014 were secured by the Company’s real estate held for development with carrying value of approximately $144,640,000 and $134,340,000, respectively.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,919,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the  Company, with the remaining balance due to third party individuals.

The aggregate maturities of loans payable for each of years subsequent to December 31, 2014 are as follows:

Year Ending December 31	Amount

2015	$58,998,763
2016	28,439,099
2017	4,875,274
Loans payable	$92,313,136

Note 18– Restricted Stock Compensation

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

There are 146,120 unvested shares outstanding at December 31, 2014 and December 31, 2013, weighted average grant date fair value per share is $0.12. The Company did not recognize share-based compensation expense related to the Restricted Stock Awards for the years ended December 31, 2014 and 2013, respectively.

Note 19 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the years ended December 31, 2014 and 2013 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013

Kirin County	$315,584	$2,687,404
No.79 Courtyard	45,651,713	92,350,030
Kirin Bay	71,932,298	82,644,306
Property Service	567,240	582,803

	$118,466,835	$178,264,543

Note 20 –Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and 146,120 shares of unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Summary information of Series A Warrants, Series B Warrants, Agent Warrants outstanding and Unvested Restricted Stock Awards as of December 31, 2014 is as follows:

	Unvested Restricted Stock Awards	Series A Warrants	Series B Warrants	Agent Warrants
Exercise price	N/A	$6.25	$7.50	$5.00
Shares of stock awards/warrants	146,120	169,004	169,004	54,082

Note 21 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC and Greenfield International Corporation. The non-controlling interests for the years ended 2014 and 2013 are summarized as below:

	2014	2013
Brookhollow Lake, LLC	10%	10%
Greenfield International Corporation	30%	30%
Newport Property Holding, LLC	50%	50%

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the consolidated balance sheets as of December 31, 2014 and 2013 and “net loss attributable to non-controlling interests” in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013.

Note 22 – Related Party Transactions and Balances

(1) Loan to related parties

As of December 31, 2014, the outstanding balance of the loan was $38,180,766 (RMB 197,890,000 for original loan and RMB 37,055,342 for interest income) with HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd. (“HuaxiaHuifeng”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company. On October 15, 2013, the Company signed a loan agreement with HuaxiaHuifeng in amount of $27,627,000 (RMB 170,000,000) which bears 18% interest rate and has a term of one year. On October 14, 2014, the Company signed a supplemental agreement with HuaxiaHuifeng, both parties agree to extend the term of loan to October 14, 2015. On February 11, 2015, the Company received $13,795,000 (RMB 84,890,000) from Huaxia Huifeng. The remaining loan balance $4,532,378 (RMB 27,890,000)  with HuaxiaHuifeng is interest free and has no definite repayment terms.

In August 2014, the Company entered into a loan agreement with Zhuolu Huada Real Estate Development Co., Ltd. (“Huada Real Estate”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company. According to the agreement, the Company made a loan to Huada Real Estate for RMB 29,750,000 ($4,834,647), at 20% interest rate and has a term of one year, as of December 31, 2014, the outstanding balance of the loan was $5,224,068 (RMB 29,750,000 for original loan and RMB 2,396,000 for interest income).

In October 2014, the Company entered into a loan agreement with Zhenjiang Huaxia Kirin Real Estate Co., Ltd (“Zhenjiang Huaxia Kirin”), a related company ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company. According to the agreement, the Company made a loan to Zhenjiang Huaxia Kirin for RMB 30,000,000 ($4,875,274), at 7.92% interest rate and has a term of three years, as of December 31, 2014, the outstanding balance of the loan was $4,948,267 (RMB 30,000,000 for original loan and RMB 73,000 for interest income).

As of December 31, 2014 and 2013, the total balance of loans to related parties was $48,353,101 and $33,204,995, respectively.

(2) Government grant escrowed by Business Investment (Receivable from a Trust Equity Owner)

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at December 31, 2014 and December 31, 2013, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,001,463 and $26,169,447) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at December 31, 2014, the Company had a remaining $5,415,488 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at December 31, 2014 and 2013 were as follows:

	2014	2013

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,278,247)	$(41,521,029)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	21,692,272	19,599,370
Gross earned government grant held by a related party	26,001,463	26,169,447
Receivable from a trust equity owner	$5,415,488	$4,247,788

(4) Short term Loans to related parties

As of December 31, 2013, the ending balance of short-term loans to related parties was $12,250,572 (RMB 74,900,000), these were advances to five related companies on December 31, 2013 and paid back on January 2, 2014. All the five related companies are ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company.

On December 30, 2013, Hebei Zhongding entered into loan agreements with Beijing Cathay Kirin Investment Development Company, Beijing Cathay Kirin Assets Management Company and Beijing Kirin Zhitong Network Company, each loan agreement amounts to RMB 10,000,000. On December 30, 2013, Business Service entered into loan agreements with Beijing Cathay Kirin Hospitality Management Company, and Cathay Brother (Beijing) Investment Management Company, each loan agreement amounts to RMB 24,900,000 and RMB 20,000,000, respectively.  The loan had been paid-off on January 2, 2014.

(5) Prepayment to related party

Please see Note 8 – Prepayments.

(6) Loan from Related party

Please see Note 17 Entrusted loan 2014.

(7) Balances with a related party supplier

Please see Note 9 – Other receivable and Note 13 – Other Payable and Accrued liabilities.

(8) Service fee

For the years ended December 31, 2014 and 2013, the Company recorded service fee with an amount of RMB4,800,000 (approximately $781,000) and RMB4,800,000 (approximately $774,000) respectively, for the service received from affiliate companies designated by Jianfeng Guo.

Note 23 – Contingencies and Commitments

As at December 31, 2014 and 2013, the Company provided approximately $132,308,930 and $77,130,000 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 24 – Subsequent Events

On February 8, 2015, the Company entered into a series of entrust loan agreements with Hebei Xingtai Rural Commercial bank and individuals, with an aggregated amount of RMB 12,750,000 (approximately $2,072,000), bearing interest  at an annual effective interest rate of 15 %and is due on February 7, 2016.

On February 10, 2015, the Company entered into a loan in the amount of RMB 50,000,000 (approximately $8,125,000) with Hebei Xingtai Rural Commercial Bank bearing interest at an annual effective interest rate of 7.2%, the principal amount of the loan is due on February 8, 2017. The Company agreed to pay service fee of RMB 6,225,000 to Hebei Xingtai Rural Commercial Bank.

In January, 2015, Greenfield International Corporation was closed and refunded all the remaining capital to shareholders.

On March 31, 2015, Xingtai Qiaoxi District Government filed an application to Xingtai Municipal Government for a refund of RMB 125,512,500 (approximately $20,397,000) on behalf of the Company under the Kong Village Relocation Program, the refund is expected to be approved and received in 2015.

