Form 10-Q
period 2015-03-31
Kirin International Holding, Inc.
filed 2015-05-26
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY   REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at May 26, 2015.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

PART I—FINANCIAL INFORMATION

Item1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$10,214,161	$22,004,479
Restricted cash	19,226,283	6,785,042
Short-term Investment	2,123,975	487,527
Accounts receivable	456,021	58,202
Notes receivable	600,000	600,000
Revenue in excess of billings	10,679,072	13,586,442
Prepayments	27,589,195	26,448,654
Other receivables	34,305,198	28,549,244
Receivable from a trust equity owner	5,784,881	5,415,488
Loan to related parties	49,745,039	48,353,101
Real estate property completed	5,683,996	1,441,194
Real estate properties and land lots under development	177,942,355	187,445,154
Long-term Investments	7,888,838	7,850,402
Property and equipment, net	6,392,871	7,477,607
Deferred tax assets	4,876,988	5,525,048
Total assets	$363,508,873	$362,027,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Notes payable	$2,800,000	$-
Accounts payable	103,231,575	102,265,749
Income taxes payable	1,692,906	1,904,666
Other taxes payable	404,322	2,263,163
Other payables and accrued liabilities	18,125,441	23,455,757
Customer deposits	84,021,907	83,522,070
Loans payable	98,160,128	92,313,136

Total liabilities	308,436,279	305,724,541

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	7,581,253	8,967,841
Accumulated other comprehensive income	8,337,922	8,110,120
Total Kirin International Holding, Inc.’s equity	54,474,019	55,632,805
Non-controlling interest	598,575	670,238
Total Stockholders' equity	55,072,594	56,303,043
Total liabilities and stockholders’ equity	$363,508,873	$362,027,584

See notes to the unaudited condensed consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31
	2015	2014
	(Unaudited)	(Unaudited) (Revised)

Revenue, net	$22,033,063	$7,412,177
Cost of sales	19,771,195	5,765,986
Gross profit	2,261,868	1,646,191

Operating expenses
Selling expenses	734,553	779,828
General and administrative expenses	1,882,013	2,936,614

Total operating expenses	2,616,566	3,716,442

Loss from operations	(354,698)	(2,070,251)

Other income (expenses)
Investment income	665,972	506,548
Interest income	1,480,955	1,232,907
Interest expense	(2,079,682)	(2,711,866)
Other non-operating income	469,593	211,111

Total other income (expenses)	536,838	(761,300)

Income (loss) before income taxes	182,140	(2,831,551)

Income taxes expense (benefit)	1,639,552	(582,520)

Net loss	(1,457,412)	(2,249,031)
Less: net loss attributable to non-controlling interest	(70,825)	(8,577)
Net loss attributable to stockholder of Kirin International Holding, Inc.	$(1,386,587)	$(2,240,454)

Net loss	$(1,457,412)	$(2,249,031)

Other comprehensive income (loss)
Foreign currency translation adjustment	227,802	(395,416)
Total comprehensive loss	(1,229,610)	(2,644,447)
Less: other comprehensive loss attributable to non-controlling interest	(70,825)	(8,577)
Comprehensive loss attributable to stockholder of Kirin International Holding, Inc.	$(1,158,785)	(2,635,870)

Basic and diluted loss per share	$(0.07)	(0.11)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited) (Revised)
Cash flows from operating activities:
Net loss	$(1,457,412)	$(2,249,031)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,721	46,361
Gain on disposal of equipment	(452,952)	(211,111)
Deferred tax	675,133	(815,972)

Changes in operating assets and liabilities
Restricted cash	(12,356,721)	211,152
Accounts receivable	(395,966)	130,264
Notes receivable	-	(1,503,305)
Revenue in excess of billings	2,968,857	4,198,373
Prepayments	(994,505)	(1,143,461)
Other receivables	(5,589,098)	(11,204,465)
Receivable from a trust equity owner	(304,495)	1,190,894
Real estate property completed	(4,218,651)	474,019
Real estate properties and land lots under development	10,416,444	(2,938,917)
Accounts payable	414,506	(21,197,653)
Income taxes payable	(221,138)	(72,243)
Other taxes payable	(1,863,759)	(438,215)
Other payables and accrued liabilities	(5,433,470)	(133,842)
Customer deposits	50,706	20,830,105

Net cash used in operating activities	(18,722,800)	(14,827,047)

Cash flows from investing activities:
Purchases of equipment	(147,209)	(10,822)
Proceeds from disposal of equipment	1,647,595	623,407
Repayment of loans from related parties	13,815,832	1,143,819
Loans to related parties	(14,943,474)	(1,232,907)
Repayment of short-term loan from related parties	-	12,238,862
Payment for short-term investment	(1,627,499)	-
Cash paid for investment at cost	-	(110,002)

Net cash provided by (used in) investing activities	(1,254,755)	12,652,357

Cash flows from financing activities:
Proceeds from financial institution loans	10,212,551	1,634,027
Repayment of financial institution loans	(4,882,495)	(2,777,846)
Proceeds from Notes payable	2,800,000	-
Distribution to non-controlling stockholder of Greenfield	(838)	-

Net cash provided by (used in) financing activities	8,129,218	(1,143,819)

Effect of exchange rate changes on cash and cash equivalents	58,019	(142,629)
Net decrease in cash and cash equivalents	(11,790,318)	(3,461,138)

Cash and cash equivalents - beginning of the period	22,004,479	23,407,551

Cash and cash equivalents - end of the period	$10,214,161	$19,946,413

Supplementary cash flow information
Cash paid for income tax	$855,749	$286,197
Cash paid for interest expense	$1,923,911	$2,545,143

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As at March 31, 2015, the Company had following wholly-owned entities, VIEs and VIEs’ subsidiaries:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America	February 8, 2013	Property holding
Greenfield International Corporation *	State of California, United States of America	August 12, 2013	Whole sale Agent of Food & Grocery
Kirin Hopkins Real estate	State of California, United States of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California, United States of America	July 11, 2013	Real estate investment and management
Kirin Alamo, LLC	State of California, United States of Amercia	December 09, 2013	Real Estate development
Archway Development Group LLC	State of California, United States of America	April 30, 2014	Real Estate development
HHC-6055 Centre Drive LLC	State of California, United States of America	April 30, 2014	Real Estate development
Applecrate LLC	State of California, United States of America	November 11, 2014	E-Commerce Retail/Wholesale
VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“Hebei Zhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd. (“Zhongding Jiye”, “Xingtai Zhongding”)	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs Subsidiaries of Hebei Zhongding
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Subsidiaries of Xingtai Zhongding
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”, “Zhongding Kirin”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Hetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
Hebei Zhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management

*In January 2015, Greenfield International Corporation was closed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2014 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015, the results of operations for the three month periods ended March 31, 2015 and 2014, and cash flows for the three month periods ended March 31, 2015 and 2014. The results of operations for the three month periods ended March 31, 2015 are not necessarily indicative of the operating results for the year. The unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three month periods ended March 31, 2015 and 2014 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated  balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

Reclassifications

Certain amounts in the March 31, 2014 unaudited condensed consolidated financial statement have been reclassified to conform to the March 31, 2015 presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, recoverability of deferred tax assets, and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Reporting Currency and Foreign Currency Translation

The functional currency of the Company, Kirin China, Kirin Development and Kirin Management is the United States dollar (“US$”). The functional currency of the Company’s VIEs and subsidiaries of VIEs in the PRC is Renminbi (“RMB”). The Company’s reporting currency is US$. The assets and liabilities of the Company’s VIEs and subsidiaries of VIEs in China are translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at the historical rates and the revenues and expenses are translated at the weighted average exchange rates for the periods. The resulting translation adjustments are reported under accumulated other comprehensive income in the condensed consolidated statements of operations and comprehensive income (loss) in accordance with ASC 220, comprehensive income.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimators work in collaboration with a committee also comprising the Company’s engineers, project managers, financial professionals, and senior management staff, to prepare at least two versions of the cost estimate.  The first version is a Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s condensed consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimate upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

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

In 2008, Xingtai Zhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000 translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the three months ended March 31, 2015 and 2014, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized through 2009 to 2012 as the construction of Kirin County goes on during the years.  The local government has arranged a lump sum payment of the grant to Xingtai Jiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to Xingtai Zhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As of March 31, 2015, the Company didn’t receive any request from the government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause the government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2015 and the year ended December 31, 2014, $43,961 (unaudited) and $124,921 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $19,226,283 (unaudited) and $6,785,042 as of March 31, 2015 and December 31, 2014, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts. Besides this, deposits for bank acceptance notes required by PRC banks are also disclosed as restricted cash.

Short-term Investments

The classification of investment securities is based on the Company’s intent, which is re-evaluated at each balance sheet date, with respect to those securities. Short-term investments refer to the securities that the Company has positive intent and ability to hold to maturity and stated at amortized cost.

Long-term Investments

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $665,972 and $506,548 as dividend for the three months ended March 31, 2015 and 2014, respectively.

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

According to the Income Tax Laws of the PRC for real estate developers, income tax of the Company is calculated by project when all units of a project are sold, tax authorities will assess the tax due on the project and issue a tax due notification to the Company. The Company has to pay the tax by the due date on the notification. If the Company does not pay the tax by the due date, the tax authorities will charge the Company interest. The Company includes any interest and penalties in general and administrative expenses.

Unrecognized tax benefits represent the difference the benefits recognized for the financial statement purposes and tax positions taken or expected to be taken in a tax return.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government.

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold.  The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations. LAT was included in Income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) during the three months ended March 31, 2015 and 2014 was the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2015 and 2014, the Company recorded an advertising expense of $300,924 and $479,963, respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As of March 31, 2015 and December 31, 2014, the Company retained $111,313 (unaudited) and $117,218 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the three months ended March 31, 2015 and 2014, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the three months ended March 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2015-01 through ASU 2015-08, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

Correction of Prior Period Financial Statements

During the three months ended March 31, 2015, management determined that service fee incurred in connection with obtaining the loans should be deferred and amortized over the period of the related loans under straight-line method. In prior years, the Company had deferred the service fee and expensed when the loans are due.. The Company has adjusted its December 31, 2014 consolidated balance sheet and its income statement for the three months ended March 31, 2014.

The following tables detail the corrections and impact to condensed consolidated balance sheet at December 31, 2014:

	December 31, 2014
	As Previously		As Currently
	Reported	Adjustment	Reported
Assets

Prepayments	$25,983,191	$465,463	$26,448,654
Other receivables	30,206,838	(1,657,594)	28,549,244
Deferred tax assets	5,227,015	298,033	5,525,048

Total assets	362,921,682	(894,098)	362,027,584

Stockholders’ equity

Retained earnings	9,857,778	(889,937)	8,967,841
Accumulated other comprehensive income	8,114,281	(4,161)	8,110,120

Total Stockholders' equity	$57,197,141	$(894,098)	$56,303,043

The following tables detail the corrections and impact to the condensed income statements for the three months ended March 31, 2014

	For the Three Months Ended March 31, 2014
	As Previously		As Currently
	Reported	Adjustment	Reported

Interest expense	$(2,564,025)	$(147,841)	$(2,711,866)
Total other income (expense)	(613,459)	(147,841)	(761,300)
Loss before income taxes	(2,683,710)	(147,841)	(2,831,551)
Income taxes expense (benefit)	(545,560)	(36,960)	(582,520)
Net loss	(2,138,150)	(110,881)	(2,249,031)
Net loss attributable to stockholder of Kirin International Holding, Inc.	(2,129,573)	(110,881)	(2,240,454)
Foreign currency translation adjustment	(399,909)	(4,493)	(395,416)
Total comprehensive loss	(2,538,059)	(106,388)	(2,644,447)
Comprehensive loss attributable to stockholder of Kirin International Holding, Inc.	(2,529,482)	(106,388)	(2,635,870)

Basic and diluted loss per share	$(0.10)	$(0.01)	$(0.11)

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether they were material to each of the prior reporting periods affected and if amendments of previously filed registration statements with the SEC are required. The Company has determined that the impact is not material to prior periods and the understatement of expenses would not have influenced an investor’s decision making process. In accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

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

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's condensed consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$6,836,551	$21,084,446
Restricted cash	19,226,283	6,785,042
Short-term Investment	2,123,975	487,527
Accounts receivable	456,021	58,202
Revenue in excess of billings	10,679,072	13,586,442
Prepayments	27,589,195	26,448,654
Other receivables	47,560,154	42,314,953
Receivable from a trust equity owner	12,222,576	11,853,261
Loan to related parties	49,745,039	48,353,101
Real estate property completed	5,683,996	1,441,194
Real estate properties and land lots under development	167,799,803	178,040,195
Investment at cost	7,188,838	7,150,402
Property and equipment, net	446,136	466,557
Deferred tax assets	4,876,988	5,525,048
Total assets	$362,434,627	$363,595,024

LIABILITIES

Accounts payable	$103,231,575	$102,265,749
Income taxes payable	1,692,906	1,904,666
Other taxes payable	404,322	2,263,163
Other payables and accrued liabilities	17,712,665	23,325,237
Customer deposits	84,021,907	83,507,580
Financial institution loans	98,160,128	92,313,136
Total liabilities	$305,223,503	$305,579,531

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the three months ended March 31, 2015 and 2014, the financial performance of VIEs is as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
		(Revised)

Revenue from real estate sales, net	$22,033,063	$7,375,480
Cost of real estate sales	$19,771,195	$5,765,986
Operation expenses	$1,818,098	$3,229,128
Net loss	$(1,111,896)	$(2,009,525)

Note 4 – Short-term Investments

On December 15, 2014 and February 15, 2015, the Company invested RMB 3,000,000 (approximately $490,000, matured in one year) and RMB 10,000,000 (approximately $1,634,000, matured in three months), respectively in a financial instrument managed by Xingtai Small and Micro Enterprises Investment Association. Nil investment income is earned for the three months ended March 31, 2015.

Note 5 – Accounts Receivable

Accounts receivable consists of property management fee receivable and balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As of March 31, 2015 and December 31, 2014, accounts receivable due from complete properties represents revenue in excess of billings balances of Kirin County project and No.79 Courtyard Phase I as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

	March 31,	December 31,
	2015	2014
	(Unaudited)

Receivable from sales of condominium units	$455,650	$55,375
Receivable from property management	371	2,827

	$456,021	$58,202

Note 6 – Notes Receivable

	March 31,	December 31,
	2015	2014
	(Unaudited)

Receivable from individual (Promissory note)	$600,000	$600,000

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum.

Note 7 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin Plaza, No. 79 Courtyard and Kirin Bay in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of March 31, 2015 and December 31, 2014, revenue in excess of billings is $10,679,072 (unaudited) and $13,586,442, respectively.

Note 8 – Prepayments

Prepayments consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Advances to suppliers and contractors	$1,266,852	$1,250,734
Prepaid financing service fees	1,796,956	1,291,465
Excessive business tax and LAT liabilities	9,495,020	8,873,569
Prepayments-related parties	15,030,367	15,032,886
	$27,589,195	$26,448,654

Pursuant to financing service contracts entered into between the Company, Xingtai Rural Commercial Bank and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. Pursuant to service contracts entered into between the Company and Hebei Pufa Investment Development Co., Ltd (“Pufa”), the Company paid service fees to Pufa for the origination and extension of several loans from Industrial and Commercial Bank of China, Xingtai Branch. These financing service fees are regarded as prepaid financing service fees and amortized over the respective terms of the loans.

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

Note 9 – Other Receivables

The components of other receivables were as follows:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Working capital borrowed by contractors	$20,195,061	$20,209,181
Due from a related party supplier	5,390,331	5,361,511
Due from a third party supplier	4,901,480	-
Deposit	1,699,820	1,693,773
Staff allowance	1,276,072	1,069,379
Receivables of housing maintenance funds	175,935	204,651
Others	666,499	10,749

	$34,305,198	$28,549,244

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at March 31, 2015 and December 31, 2014.

On April 10, 2014, the Company entered into a loan agreement with Hebei Yoerma Business Service Co.,Ltd (“Hebei Yoerma”), a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest, the original amount is RMB 32,992,060 (approximately $5,390,000 (unaudited) and, $5,362,000 as of March 31, 2015 and December 31, 2014) and has a term of two years. As of March 31, 2015 and December 31, 2014, there is RMB 18,211,330 (unaudited) (approximately $2,975,000) and RMB 18,211,330 (approximately $2,960,000) working capital borrowed by Hebei Yoerma, respectively

On February 11, 2015, the Company entered into a loan agreement with Xingtai Dongxinshun Construction decoration Co., Ltd (“Dongxinshun”), a third party supplier. According to the agreement, the Company made a loan to Dongxinshun of RMB 30,000,000 (approximately $4,901,000), with no interest and is due on May 30, 2015.

Note 10 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	March 31,	December 31,
	2015	2014
Properties under development	(Unaudited)
Kirin County
Costs of land use rights	$1,219,229	$1,153,179
Other development costs	485,704	483,486
No. 79 Courtyard
Costs of land use rights	43,650,487	45,263,421
Other development costs	19,933,819	22,400,751
Kirin Bay
Costs of land use rights	22,702,231	24,579,507
Other development costs	17,168,950	22,547,288
Archway HHC Apartment
Costs of land use rights	8,730,454	8,730,454
Other development costs	1,412,098	674,505

Land lots under development	62,639,383	61,612,563

	$177,942,355	$187,445,154

The Company acquires land use rights with lease terms ranging from 40 to 70 years through government-organized auctions, private sale transactions or capital contributions from shareholders, all related cost are recorded in Costs of land use rights. Other development costs include direct development costs, interest on indebtedness, construction overhead and indirect project costs.

Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other development costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

As of March 31, 2015, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 18).

The Residential buildings of Kirin County are fully completed in December, 2012, the Residential building of No.79 Courtyard Phase I are fully completed in March, 2015. As of March 31, 2015 and December 31, 2014, the account balance of the real estate property completed is $5,683,996 (unaudited) and $1,441,194 respectively.

Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, which will have 109 units apartment and 187 parking spaces. As of March 31, 2015, the Company paid land cost and incurred some other development cost.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company expects to secure land use rights through the auditions and will use acquired land use rights for the development of Kirin Bay and other project. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at March 31, 2015 and December 31, 2014, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $62,639,383 and $61,612,563, respectively.

On March 31, 2015, Xingtai Qiaoxi District Government filed an application to Xingtai Municipal Government for a refund of RMB 125,512,500 (approximately $20,397,000) on behalf of the Company under the Kong Village Relocation Program, the refund is expected to be approved and received in 2015.

Note 11 – Long-term Investments

Long term Investments include the Company’s equity interest in Hebei Xingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of Xingtai Chengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures.

The Xingtai RC Bank increased paid in capital from RMB 240,000,000, or approximately $38,207,000 to RMB 500,000,000, or approximately $79,598,000 on April 26, 2013. The Company paid approximately RMB 24,000,000, or approximately $3,841,000 to keep its stockholder position.

As of March 31, 2015 and December 31, 2014, the balance of Long term investment for Xingtai RC Bank was $7,188,838 (unaudited) and $7,150,402, consisting 31,000,000 shares, or 5.03%, of the common stock of Xingtai RC Bank.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank.

As of March 31, 2015 and December 31, 2014, the Company has deposit balances (including restricted cash) of $7,201,827 (unaudited) and $5,818,000 in Xingtai RC Bank, respectively.

In November 2013, the company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins.

As of March 31, 2015 and December 31, 2014, the ending balance in long-term investment was $7,888,838  (unaudited) and $7,850,402. The Company determined that there was no impairment on its long-term investment at March 31, 2015.

Note 12 – Notes Payable

	March 31,	December 31,
	2015	2014
	(Unaudited)
Notes Payables (Promissory note)	$2,800,000	$-

The Promissory note with original principle amount of $2,800,000 will be due at January 22, 2017, at the rate of 10% per annum.

Note 13 – Accounts Payable

	March 31,	December 31,
	2015	2014
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,824,821	$3,804,371
Construction contractors	99,406,754	98,461,378

	$103,231,575	$102,265,749

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As of March 31, 2015, payable to Huada Mining Co., Ltd. was $1,374,081.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At March 31, 2015, unpaid balance plus accrued interest was $2,450,740.  The Company capitalized the additional consideration in the costs land lots under development.

Note 14 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Unrecognized tax benefit (Note 16(2))	$6,535,307	$6,500,366
Deposits from customers on behalf of utility operators	9,058,262	8,195,227
Car park deposits from customers	1,053,818	1,732,347
Due to a related party suppliers	-	6,500,366
Deposit from a contractor	111,313	117,218
Accrued loan interest	176,453	175,510
Estimated penalty	657,088	-
Others	533,200	234,723
	$18,125,441	$23,455,757

On December 30, 2014, the Company entered into RMB 40,000,000 (approximately $6,500,000) loan agreement with Hebei Yoerma, a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest and the loan is due on March 30, 2015, the Company repaid the loan on January 28, 2015.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  The Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as a reduction of revenue in the current period on a cumulative catch-up basis.As of March 31, 2015, $657,088 estimated penalty is reasonably estimated for Kirin Bay and No. 79 Courtyard and probably will occur in future.

Note 15 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of March 31, 2015 and December 31, 2014, the Company received $84,021,907 (unaudited) and $83,522,070 deposits from customers, respectively.

Note 16 – Income Taxes

(1)  Corporate income tax

The Company is incorporated in the State of Nevada in the United States of America (“U.S.”) and is subject to a progressive U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. Kirin China is incorporated in the British Virgin Islands.  Under the current laws of the British Virgin Islands, Kirin China is not subject to tax on income or capital gains.  In addition, no British Virgin Islands withholding tax is imposed upon payments of dividends by Kirin China. Kirin Development is incorporated in Hong Kong.  Kirin Development did not earn any income that was derived in Hong Kong for the period from its date of incorporation to March 31, 2015 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation (closed in January 2015), Kirin Hopkins Real Estate Group LLC, Newport Property Holding, LLC, Applecrate LLC, Archway Development Group LLC, HHC-6055 Centre Drive LLC and Kirin Alamo, LLC were incorporated in State of California, U.S. and are subject to California taxes.

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

Income tax expenses (benefit) for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Current		(Revised)

EIT expense	$634,611	$213,957
LAT expense	329,808	19,495
Deferred tax expense (benefit)- EIT	675,133	(815,972)

	$1,639,552	$(582,520)

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
		(Revised)
EIT at the PRC statutory rate of 25%	$45,535	$(707,888)
LAT expense	329,808	19,495
EIT benefit of LAT	(82,452)	(4,874)
Change in Deferred tax valuation allowance	828,936	167,178
Permanent items	517,725	(56,431)

	$1,639,552	$(582,520)

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Unrecognized tax benefit, as the January 1	$6,500,366	$6,542,362
Movement in current period due to foreign exchange rate fluctuation	34,941	(53,490)

Unrecognized tax benefit, as of March 31	$6,535,307	$6,488,872

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of March 31, 2015 to be material in the next twelve months.

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

(3)  Deferred tax

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 are presented below.

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Revised)
Deferred tax assets
Operating loss carry forward	$5,062,659	$4,892,926
Excess of interest expense	4,302,569	3,929,488
Revenue recognized based on percentage-of-completion	126,158	515,577
Accrued expenses	340,020	298,033
	9,831,406	9,636,024

Valuation allowance	(4,954,418)	(4,110,976)

Net deferred tax assets	$4,876,988	$5,525,048

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

Entities established in the PRC had net operating losses carry forward of $11,359,000 as of March 31, 2015 which will expire on various dates between December 31, 2015 and December 31, 2019. Entities established out of the PRC had net operation losses carry forward of $5,614,000 as of March 31, 2015.

Note 17 – Other Taxes Payable

Other taxes payable consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$310,415	$2,060,115
Land Appreciation Tax	93,907	203,048

	$404,322	$2,263,163

Note 18 – Loans Payable

Loans payable consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)

Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015; maturity extended to March 30, 2016, at 9.84% per annum	11,110,026	11,050,621
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,842,368	7,800,439
Due September 30, 2015, at 9.84% per annum	7,842,368	7,800,439
Due January 30, 2016, at 9.84% per annum	7,842,368	7,800,439
Due May 30, 2016, at 9.84% per annum	7,842,368	7,800,439
	42,479,498	42,252,377
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,267,653	3,250,183
Due September 18, 2015, at 9.225% per annum	3,267,653	3,250,183
Due May 19, 2015, at 9.225% per annum (note(a))	4,901,480	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
	11,436,786	16,250,914
Loans from Hebei Xingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”, note (a))	3,267,653	3,250,183
Due May 8, 2015, at 12.036% per annum (Syndicated Loans 2014”, note(a))	8,169,134	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”)	7,554,632	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”)	3,267,653	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,901,480	4,875,274
Due November 12, 2015, at 15.00% per annum (“Entrust Loan 2014”)	1,929,549	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”)	4,901,480	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,083,129	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	8,169,134	-
	44,243,844	33,809,845
	$98,160,128	$92,313,136

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2014.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2014 Short-term Loan was guaranteed by Hebei Yoerma and Zhongding Kirin Loan 2014 was guaranteed by an unrelated party company as arranged by the financial institution.  The Company did not pay for the guarantees.

As of March 31, 2015 and December 31, 2014, Zhongding Kirin 2014 Loan, Garden 2014 Loan, ICBC 2012 Loans, ICBC 2013 Loans, Short term 2014 Loan, Syndicated Loans 2014 and Syndicated Loans 2015 were secured by the Company’s real estate held for development with carrying value of approximately $165,021,000 (unaudited) and $144,640,000, respectively.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,930,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,080,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

The aggregate maturities of loans payable for each of years subsequent to March 31, 2015 are as follows:

Twelve months Ending March 31	Amount

2016	$77,247,146
2017	16,011,502
2018	4,901,480
Loans payable	$98,160,128

Note 19 – Restricted Stock Compensation

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

There are 146,120 unvested shares outstanding at March 31, 2015 and December 31, 2014, weighted average grant date fair value per share is $0.12. The Company did not recognize of share-based compensation expense related to the Restricted Stock Awards for the three months ended March 31, 2015 and 2014, respectively.

Note 20 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the three months ended March 31, 2015 and 2014 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Kirin County	$(84,312)	$204,032
No.79 Courtyard	10,710,962	966,026
Kirin Bay	11,214,484	6,090,458
Property Service	191,929	151,661

	$22,033,063	$7,412,177

Note 21 – Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of Series A Warrants, Series B Warrants, Agent Warrants and unvested and unissued Restricted Stock Award, using the treasury stock method.

Series A Warrants, Series B Warrants and Agent Warrants to acquire 392,090 shares of common stock, and 146,120 shares of unvested and unissued Restricted Stock Award were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Summary information of Series A Warrants, Series B Warrants and Agent Warrants outstanding as of March 31, 2015 is as follows:

	Unvested Restricted Stock Awards	Series A Warrants	Series B Warrants	Agent Warrants
Exercise price	N/A	$6.25	$7.50	$5.00
Shares of stock awards/warrants	146,120	169,004	169,004	54,082

Note 22 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC,Greenfield International Corporation and Kirin Alamo, LLC. The non-controlling interests in 2015 and 2014 are summarized as below:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Brookhollow Lake, LLC	10%	10%
Greenfield International Corporation	closed	30%
Newport Property Holding, LLC	50%	50%
Kirin Alamo, LLC	40%	-

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation and Kirin Alamo and Newport Property Holding, LLC that are not owned by the Company are shown as “non-controlling interests” in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and “net loss attributable to non-controlling interests” in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

Note 23 – Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd(note(a))
Due October 14, 2015, at 18% per annum	$16,338,267	$27,626,554
Due October 14, 2015, no interest	2,123,975	4,532,380
	18,462,242	32,158,934

Zhuolu Huada Real Estate Development Co., Ltd
Due August 5, 2015, at 20% per annum	4,860,635	4,834,647

Zhenjiang Huaxia Kirin Real Estate Development Co.,Ltd
Due October 16. 2017, at 7.92% per annum	4,901,480	4,875,274
Due February 8, 2017, at 8.90% per annum	8,169,134	-
Due December 31, 2015, at 15% per annum	81,691	-
Due December 31, 2015, at 15% per annum	81,691	-
Due December 31, 2015, at 15% per annum	506,486	-
Due December 31, 2015, at 15% per annum	2,143,581	-
Due December 31, 2015, at 15% per annum	2,450,740	-
Due December 31, 2015, at 15% per annum	187,890	-
	18,522,693	4,875,274

Langfang Hualin Real Estate Development Co.,Ltd
Due December 31, 2015, at 15% per annum	13,888	-
Due December 31, 2015, at 15% per annum	24,507	-
	38,395	-

Interest income receivables	7,861,074	6,484,246

	$49,745,039	$48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 ($13,869,555) from Huaxia Huifeng.

(2) Government grant escrowed by Business Investment (Receivable from a Trust Equity Owner)

In 2008, a VIE of the Company, XingtaiZhongding, was entitled to a government grant associated with its development of Kirin County project of RMB 160,000,000 (approximately $22,981,000, translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of XingtaiZhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to XingtaiZhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and XingtaiZhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to XingtaiZhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for XingtaiZhongding’s progress. Earned portions of the government grant become available to XingtaiZhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at March 31, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,141,228 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at March 31, 2015, the Company had a remaining $5,784,881 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. XingtaiZhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its condensed consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
	(unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,754,325)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	22,397,978	21,692,272
Gross earned government grant held by a related party	26,141,228	26,001,463
Receivable from a trust equity owner	$5,784,881	$5,415,488

(4) Prepayment to related party

Please see Note 8 – Prepayments

(5) Loan from Related party

Please see Note 18 Credit Union 2014 Short-term Loan, Entrusted loan 2014 and 2015.

(6) Balances with a related party supplier

Please see Note 9 – Other receivable and Note 14 – Other Payable and Accrued liabilities.

(7) Service fee

For three months ended March 31, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $196,000) and RMB 1,200,000 (approximately $195,000) respectively, for the service received from affiliate companies designated by Jianfeng Guo.

Note 24 – Contingencies and Commitments

As at March 31, 2015 and December 31, 2014, the Company provided $147,959,677 (unaudited) and $132,308,930 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 25 – Subsequent Events

On April 22, 2015, the Company received RMB 20,000,000 loan from Hebei Xingtai Rural Commercial Bank guaranteed by Hebei Yoerma Business Co., Ltd, and borne an annual effective interest rate of 13.11% with a term of one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

Recent Developments

At March 31, 2015, we have the following projects under development:

	POC	Construction beginning	Completion/ Estimated Completion
Kirin County	100%	September 2011	Late 2012
Kirin Plaza	85.8%	September 2011	Late 2015
No.79 Courtyard (Phase I)	100%	September 2011	Late 2014
No.79 Courtyard (Phase II)	90.1%	September 2012	Mid-to-late 2015
No.79 Courtyard (Phase III)	91.7%	April 2013	Mid-to-late 2015
No.79 Courtyard (Phase IV)	45.9%	July 2014	Late 2017
Kirin Bay (Phase I)	98.4%	October 2011	Late 2014
Kirin Bay (Phase II)	90.3%	March 2013	Early 2015
Kirin Bay ( Phase III)	56.2%	May 2013	Mid-to-late 2015
Kirin Bay (Phase IV)	25.2%	April 2014	Late 2016

Financial Performance Highlights

The following summarizes certain key financial information for the three months ended March 31, 2015.

●	Total revenue was $22.0 million for the three months ended March 31, 2015, an increase of $14.6 million, or 197.3%, from $7.4 million for the same period of 2014. Our revenue stream has shifted from No.79 Courtyard Phase I and Kirin Bay Phase I, which were completed in late 2014, to No. 79 Courtyard (Phase II, Phase III and Phase IV) and Kirin Bay (Phase II, Phase III and Phase IV), which are expected to generate the majority of our revenue in the upcoming 12 months;

●	Gross profit was $2.3 million for the three months ended March 31, 2015, an increase of 0.7 million, or 37.4%, from $1.6 million for the same period of 2014. Gross margin ratio was 10.3% for the three months ended March 31, 2015, a decrease of 11.9% as compared to the gross margin ratio of 22.2% for the same period of 2014.

●	Net loss was $1.5 million for the three months ended March 31, 2015, a decrease of $0.7 million, or approximately 35.2%, from net loss of $2.2 million for the same period of last year.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 compared with those contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on April 15, 2015.

Recently Issued Accounting Pronouncements

The company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 through ASU 2015-08, if currently adopted, would have a material effect of the consolidated financial position, result of operation and cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	2015 (Unaudited)		2014 (Unaudited)(Revised)
		% of Revenue		% of Revenue
Revenue from real estate sales, net	$22,033,063	100%	$7,412,177	100%
Cost of real estate sales	19,771,195	89.7%	5,765,986	77.8%
Gross profit	2,261,868	10.3%	1,646,191	22.2%
Selling expenses	734,553	3.3%	779,828	10.5%
Operating and administrative expenses	1,882,013	8.5%	2,936,614	39.6%
Loss from operations	(354,698)	-1.6%	(2,070,251)	-27.9%
Investment income	665,972	3.0%	506,548	6.8%
Interest income	1,480,955	6.7%	1,232,907	16.6%
Interest expense	(2,079,682)	-9.4%	(2,711,866)	-36.6%
Other non-operating income	469,593	2.1%	211,111	2.8%
Total other income (expenses)	536,838	2.4%	(761,300)	-10.3%
Income (Loss) before income taxes expense	182,140	0.8%	(2,831,551)	-38.2%
Income taxes expense (benefit)	1,639,552	7.4%	(582,520)	-7.9%
Net loss	(1,457,412)	-6.6%	(2,249,031)	-30.3%

Our net loss for the three months ended March 31, 2015 was $1.5 million, a decrease of $0.7 million, from net loss of $2.2 million for the three months ended March 31, 2014.  Net Loss decreased because gross profit increased $0.6 million, other income increase $1.3 million and the operating and administrative expense decreased $1.1 million, meanwhile income tax expense increased $2.2 million for the three months ended March 31, 2015 as compared to the same period of 2014.

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

With regard to a project’s cost estimate, the Company’s in-house cost estimating staffs, work in collaboration with a committee comprising the Company’s engineers, project managers, financial professionals, and senior management staff, prepare at least two versions of cost estimate.  The first version is Preliminary Cost Estimate, prepared in schematic design stage, which is before commencement of excavation and recognition of revenue.  Preliminary Cost Estimate utilizes top-down approach. It projects major cost components at higher level using a project’s planned parameters (e.g., building density, by-category gross floor area) and standard per-unit cost from past experience (e.g., concrete cost, measured at US$ per square meter).  Preliminary Cost Estimate is intrinsically less accurate; it heavily relies on the Company’s historical information accumulated in the development of similar types of construction in similar municipal region.  The second version is Detailed Cost Estimate, prepared after receiving construction documents from the architect.  Ideally Detailed Cost Estimate can be available before commencement of excavation and recognition of revenue; however, in order to suit the pre-sale progress and to maximize flexibility, construction documents are provided in several batches as the construction processes.  It is likely that a project’s Detailed Cost Estimate is finalized only in late stage of the construction.  Detailed Cost Estimate utilizes bottom-up approach.  Based on construction documents and assisted by the Company’s computerized Building Information Modeling system, Detailed Cost Estimate is able to sum up cost at element level of a real estate property, taking into consideration of quantitative consumption and on-going rate of materials, labor, machinery and overheads. For the purpose of preparing the Company’s condensed consolidated financial statements, a project’s cost estimate is reviewed by in-house cost estimators at each year-end and adjusted for material developments in the interval.  Changes in estimates of a project’s revenue and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a project’s percentage of completion. When a project’s total cost estimate to be incurred exceeds total estimated revenue to be earned, a provision for the entire loss on the project is recorded in the period the loss is determined. In addition to our existing monthly detailed cost estimated upon receiving construction data from the architects, we have hired additional competent professionals to ensure early identification of variances from prior estimated project revenue and cost, to reduce the likelihood of significant changes to the estimates.

Revenues and Gross Profit

	Three Months Ended March 31,
	2015		2014
		% of Revenue		% of Revenue
Revenue from real estate, net	$22,033,063	100%	$7,412,177	100%
-Kirin County	(84,312)	-0.4%	240,729	3.2%
-No.79 Courtyard (Phase I)	4,358,675	19.8%	103,485	1.4%
-No.79 Courtyard (Phase II)	764,716	3.5%	43,599	0.6%
-No.79 Courtyard (Phase III)	3,965,906	18.0%	818,942	11.0%
-No.79 Courtyard (Phase IV)	1,621,665	7.4%	-	-
-Kirin Bay (Phase I)	190,778	0.9%	1,629,804	22.0%
-Kirin Bay (Phase II)	2,631,838	11.9%	1,855,196	25.0%
-Kirin Bay (Phase III)	7,324,827	33.2%	2,605,458	35.2%
-Kirin Bay (Phase IV)	1,067,041	4.8%	-	-
-Property Service	191,929	0.9%	114,964	1.6%
Cost of real estate sales	19,771,195	89.7%	5,765,986	77.8%
-Kirin County	(28,438)	-0.1%	577,537	7.8%
-No.79 Courtyard (Phase I)	4,109,605	18.7%	88,259	1.2%
-No.79 Courtyard (Phase II)	754,177	3.4%	22,620	0.3%
-No.79 Courtyard (Phase III)	3,009,884	13.7%	637,825	8.6%
-No.79 Courtyard (Phase IV)	1,390,653	6.3%	-	-
-Kirin Bay (Phase I)	326,511	1.5%	539,206	7.3%
-Kirin Bay (Phase II)	2,906,799	13.2%	1,714,745	23.1%
-Kirin Bay (Phase III)	5,935,717	26.9%	2,061,762	27.8%
-Kirin Bay (Phase IV)	965,972	4.4%	-	-
-Property Service	400,315	1.8%	124,032	1.7%
Gross profit	2,261,868	10.3%	1,646,191	22.2%
-Kirin County	(55,874)	-0.3%	(336,808)	-4.5%
-No.79 Courtyard (Phase I)	249,070	1.1%	15,226	0.2%
-No.79 Courtyard (Phase II)	10,539	0.1%	20,979	0.3%
-No.79 Courtyard (Phase III)	956,022	4.3%	181,117	2.4%
-No.79 Courtyard (Phase IV)	231,012	1.0%	-	-
-Kirin Bay (Phase I)	(135,733)	-0.6%	1,090,598	14.7%
-Kirin Bay (Phase II)	(274,961)	-1.2%	140,451	1.9%
-Kirin Bay (Phase III)	1,389,110	6.3%	543,696	7.3%
-Kirin Bay (Phase IV)	101,069	0.5%	-	-
-Property Service	(208,386)	-0.9%	(9,068)	-0.1%
Profit margin	10.3%		22.2%
-Kirin County	66.3%		-139.9%
-No.79 Courtyard (Phase I)	5.7%		14.7%
-No.79 Courtyard (Phase II)	1.4%		48.1%
-No.79 Courtyard (Phase III)	24.1%		22.1%
-No.79 Courtyard (Phase IV)	14.2%		-
-Kirin Bay (Phase I)	-71.1%		66.9%
-Kirin Bay (Phase II)	-10.4%		7.6%
-Kirin Bay (Phase III)	19.0%		20.9%
-Kirin Bay (Phase IV)	9.5%		-
-Property Service	-108.6%		-7.9%

Revenue, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the three months ended March 31, 2015 and 2014, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, Phase III and Phase IV), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue for the three months ended March 31, 2015 was $22.0 million, an increase of $14.6 million, or approximately 197.3%, compared to $7.4 million for the same period of 2014.  The revenue increased because of the following reason: As announced by Housing and Construction Department of Hebei Province in September 2013, 15 Rules of Construction Dust Control Regulation (‘Construction Dust Control Regulation’) is applied for construction industry since October 1, 2013 in Hebei Province of People’s Republic of China. According to the Construction Dust Control Regulation, all construction sites in urban area must be closed when the weather condition is not favorable as a result of the construction dust, which mostly happens in winter. No. 79 Courtyard is located in urban area of Xingtai City, Hebei province, besides the impact of Chinese New Year holidays in the first quarter of 2014, as a result of the Construction Dust Control Regulation, No. 79 Courtyard was not permitted by local government to return to work until March 25, 2014, thus no progress of the POC for No. 79 Courtyard (Phase I, Phase II, Phase III) in the first quarter of 2014. The revenue of No.79 Courtyard increased by $9.7 million in the three months ended March 31, 2015 as compared with the same period of 2014. Furthermore, the revenue of Kirin Bay increase by $5.1 million in the three months ended March 31, 2015 as compared with the same period of 2014.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay (Phase IV) was $4.4 million, $0.8 million, $4.0 million, $1.6 million, $0.2 million, $2.6 million, $7.3 million and $1.1 million respectively, representing 19.8%, 3.5%, 18.0%, 7.4%, 0.9%, 11.9%, 33.2% and 4.8% of total revenue earned in the three months ended March 31, 2015. For the three months ended March 31, 2015, revenue of property service increase by 0.1 million in the three months ended March 31, 2015 as compared with the same period of 2014.

The following tables set forth the percentage-of-completion (POC) by project for the period ended March 31, 2015 and 2014 and year ended December 31, 2014 and 2013:

	As at March 31, 2015	As at December 31, 2014	As at March 31, 2014	As at December 31, 2013
No.79 Courtyard Phase I	100%	96.1%	95.3%	95.3%
No.79 Courtyard Phase II	90.1%	88.0%	59.1%	59.1%
No.79 Courtyard Phase III	91.7%	86.3%	53.6%	53.6%
No.79 Courtyard Phase IV	45.9%	44.9%	-	-
Kirin Bay Phase I	98.4%	98.3%	85.1%	85.0%
Kirin Bay Phase II	90.3%	88.7%	63.1%	61.0%
Kirin Bay Phase III	56.2%	55.4%	38.3%	35.9%
Kirin Bay Phase IV	25.2%	22.9%	-	-
Kirin County	98.5%	98.4%	98.3%	98.1%

Kirin Bay is a three-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of issuance date of the Company’s Form 10-Q for the quarter ended March 31, 2015, (“the Form 10-Q”), we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011); for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued On November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); for Kirin Bay (Phase III), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on  March 26, 2013) and Pre-sales Permit (issued on September 18, 2013); and for Kirin Bay (Phase IV), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement permit (issued on April 9, 2014) and Pre-sales Permit (issued on May 27, 2014).

No. 79 Courtyard is a project positioned as a high-end residential development with some mixed commercial use, which covers a land area of over 290,000 square meters and a total building area of approximately 520,000 square meters. As of issuance date of the Form 10-Q, we have obtained necessary government approvals. For No. 79 Courtyard (Phase I) we acquired Land Use Rights Certificate (issued on November 9, 2010), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on September 1, 2011), Work Commencement Permit (issued on November 2, 2011) and Pre-Sales Permit (issued on November 2, 2011); for No.79 Courtyard (Phase II), we acquired Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on July 20, 2012), Work Commencement Permit (issued on September 1, 2012) and Pre-Sales Permit (issued on September 27, 2012); for No.79 Courtyard (Phase III), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on January 16, 2013), Work Commencement Permit (issued on April 3, 2013) and Pre-sales Permit (issued on August 12, 2013); for No.79 Courtyard (Phase IV), Construction Land Planning Permit (issued on January 14, 2011), Construction Work Planning Permit (issued on December 12, 2013), Work Commencement Permit (issued on July 1, 2014) and Pre-sales Permit (issued on September 29, 2014).

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

We have obtained necessary government approvals, including Land Use Rights Certificates, Construction Land Planning Permits, Construction Work Planning Permits, Work Commencement Permits and Pre-Sales Permits, for our No. 79 Courtyard (Phase I, Phase II and Phase III) and Kirin Bay (Phase I, Phase II and Phase III). We also commenced to construct Kirin County’s shopping arcade from year 2011, which is supposed to complement Kirin County project, and provide convenience to the residents of Kirin County.  However, due to the regional planning by the local authority, we have not obtain the Construction Land Planning Permits in a timely manner so far, and therefore, the construction shopping arcade part of Kirin County, is suspended temporarily from January 2012. We have communicated with the competent authority and received a notice called “Xingtai City Administrative Notice of Punishment” from the competent authority. According to the Notice, the government will issue the necessary approvals and permits for the shopping arcade in the near future, and we expect to receive the related permits in late 2015. Our current design of the shopping arcade, including but not limited to, salable gross floor area, is not disputed by local government agencies.

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of March 31, 2015	Cumulative Customer deposits collected as of March 31, 2015	Contract value of pre-sale for the three months ended March 31, 2015	Customer deposits collected for the three months ended March 31, 2015
No.79 Courtyard Phase I	$128,213	133,002	32	250
No.79 Courtyard Phase II	37,789	38,051	27	34
No.79 Courtyard Phase III	58,319	53,667	1,805	4,427
No.79 Courtyard Phase IV	29,457	25,528	3,848	5,887
Kirin Bay Phase I	92,658	94,148	44	63
Kirin Bay Phase II	71,999	71,909	2,007	2,163
Kirin Bay Phase III	95,959	90,816	13,456	11,861
Kirin Bay Phase IV	18,062	17,093	2,784	2,301
Kirin County	108,044	116,828	-113	-300

Cost  Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the three months ended March 31, 2015 were $19.8 million, an increase of $14.0 million, or 242.9%, compared to $5.8 million for the same period of 2014.  Our total cost of real estate sales increased in relation to the increase of revenue. As under the percentage of completion method, revenue from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project.

Gross Profit   Gross profit was $2.3 million for the three months ended March 31, 2015 (gross profit ratio: 10.3%), increased by $0.7 million as compared to gross profit of $1.6 million (gross profit ratio: 22.2%) for the three months ended March 31, 2014. The decrease of gross profit ratio mainly caused by the penalty fee for late delivery of $0.8 million and the sales of residential units of Kirin Bay Phase IV and No. 79 Courtyard Phase IV for the three months ended March 31, 2015, residential units generally have a far lower gross profit ratio than commercial units.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the three months ended March 31, 2015 and 2014:

	Total GFA	POC cumulative accomplished		Contract value of units sold for the three months ended March 31,		Revenue recognized for the three months ended March 31,
		2015	2014	2015	2014	2015	2014
No.79 Courtyard (Phase I)	130,067	100%	95.3%	$32,036	$135,264	$4,358,675	$103,485
No.79 Courtyard (Phase II)	45,122	90.1%	59.1%	27,309	105,558	764,716	43,599
No.79 Courtyard (Phase III)	47,960	91.7%	53.6%	1,805,090	1,835,192	3,965,906	818,942
No.79 Courtyard (Phase IV)	40,767	45.9%	-	3,848,070	-	1,621,665	-
Kirin Bay (Phase I)	163,607	98.4%	85.1%	44,409	1,804,987	190,778	1,629,804
Kirin Bay (Phase II)	92,043	90.3%	63.1%	2,006,530	1,990,055	2,631,838	1,855,196
Kirin Bay (Phase III)	130,734	56.2%	38.3%	13,456,333	4,736,710	7,324,827	2,605,458
Kirin Bay (Phase IV)	31,496	25.2%		2,783,521		1,067,041
Kirin County	183,209	98.4%	98.3%	(113,219)	217,785	(84,312)	$240,729
Total	865,005			$23,890,079	$10,825,551	$21,841,134	$7,297,213

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended March 31, 2015 and 2014:

	2015			2014
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$(3,769)	-	$-	$(15,216)	-	$-
-commercial	-	-	-	18,124	-	-
-garage	35,805	116	309	132,356	318	416
No.79 Courtyard Phase II
-One elevator and four suites	24,705	-	-	-	-	-
-Parking lots	2,604	-	-	105,558	72	1,466
No.79 Courtyard Phase III
-residential	2,366,523	1,533	1,544	1,478,744	1,218	1,214
-commercial	(619,518)	(138)	4,489	144,809	34	4,259
-garage	58,085	43	1,351	211,639	195	1,085
No.79 Courtyard Phase IV
-residential	3,848,070	3,048	1,262	-	-	-
Kirin Bay Phase I
-residential	(7,013)	-	-	344,016	362	950
-garage	51,422	94	547	1,460,971	2,548	573
Kirin Bay Phase II
-residential	1,829,972	1,672	1,094	1,879,244	1,323	1,420
-garage	176,558	368	480	110,811	185	599
Kirin Bay Phase III
-residential	13,173,311	14,765	892	4,413,943	4,814	917
-garage	283,022	380	745	322,767	435	742
Kirin Bay Phase IV
-residential	2,703,057	3,044	888	-	-	-
-garage	80,464	147	547	-	-	-
Kirin County
-residential	-	-	-	2,883
-commercial	(144,604)	195	(742)	100,089	116	863
-garage	31,385	144	218	114,813	484	237
Total	$23,890,079	25,411	$940	$10,825,551	12,104	$894

(1)	This column reflects the aggregate amount of all contracts entered into as of the end of the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the three months ended March 31, 2015 were $2.6 million, a decrease of $1.1 million, or 29.6%, from $3.7 million for the three months ended March 31, 2014. The decrease was because our overall operating expenses in staff salaries decreased by $0.3 million and advertising expenses decreased by $0.2 million and professional fee decreased by $0.6 million for the three months ended March 31, 2015 as compared to the same period of 2014.

	Three Months Ended March 31,
	2015 (Unaudited)		2014 (Unaudited)(Revised)
		% of Expenses		% of Expenses
Operating expenses	$2,616,566	100%	$3,716,442	100.0%
Selling expenses	734,553	28.1%	779,828	21.0%
Advertising expense	300,924	11.5%	479,963	12.9%
Staff salaries	191,425	7.3%	81,779	2.2%
Office and Administrative expenses	242,204	9.3%	218,086	5.9%
General and administrative expenses	1,882,013	71.9%	2,936,614	79.0%
Staff salaries	592,401	22.6%	970,914	26.1%
Professional expenses	574,998	22.0%	1,221,516	32.9%
Office and Administrative expenses	714,614	27.3%	744,184	20.0%

●	Advertising Expenses. Our advertising expenses decreased from $0.5 million for the three months ended March 31, 2014 to $0.3 million for the same period of 2015. Such decrease was mainly a result of our No.79 Courtyard and Kirin Bay projects are well-known projects in Xingtai City, no increased advertising fee spent on promoting projects.

●	Professional and related Expense. Our professional expense decreased from $1.2 million for the three months ended March 31, 2014 to $0.6 million for the three ended March 31, 2015.

●	Staff salaries. Our staff salaries decreased from $1.1 million for the three months ended March 31, 2014 to $0.8 million for the three ended March 31, 2015.

Interest Expense, net. Our net interest expense was $0.6 million for the three months ended March 31, 2015, a decrease of $0.9 million, or 59.5%, from $1.5 million for the same period of 2014.  The decrease was due to:1) the interest expense for the three months ended March 31, 2015 decreased from $2.7 million for the same period of 2014 to $2.1 million, decreased by $0.6 million; 2) the Company recognize interest income from loans to related parties, which was $1.5 million for the three months ended March 31, 2015, increased by $0.3 million as compared to $1.2 million interest income for the three months ended March 31, 2014.

Other non – operating income. Other Non-operating income was $0.5 million for the three months ended March 31, 2015, an increase of $0.3 million, or 122.4%, from $0.2 million for the same period of 2014. Other non-operating income was for the gain from the disposal of building units, two units was disposed in the first quarter of 2015, while there was one unit was disposed in the first quarter of 2014.

Income Taxes. Income taxes expense for the three months ended March 31, 2015 totaled $1.6 million, an increase of $2.2 million or 381.5% from income taxes benefit of $0.6 million for the three months ended March 31, 2014. Income taxes increased because: 1) LAT expense increased by $0.3 million as the revenue increased; 2) Deferred tax expense increased by $1.5 million as more allowance was accrued for the deferred tax assets; 3) Current income tax expense increased by $0.4 million.

Net Loss. Net loss for the three months ended March 31, 2015 was $1.5 million, compared to net loss of $2.2 million for the three months ended March 31, 2014, there was a decrease of $0.7 million or 35.2%. Net Loss decreased because gross profit increased $0.6 million, other income increase $1.3 million and the operating and administrative expense decreased $1.1 million, meanwhile income tax expense increased $2.2 million for the three months ended March 31, 2015 as compared to the same period of 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(18,722,800)	$(14,827,047)
Net cash provided by (used in) investing activities	(1,254,755)	12,652,357
Cash flows provided by (used in) financing activities	8,129,218	(1,143,819)
Effect of exchange rate changes on cash and cash equivalent	58,019	(142,629)
Net decrease in cash and cash equivalents	(11,790,318)	(3,461,138)
Cash and cash equivalents - beginning of period	22,004,479	23,407,551
Cash and cash equivalents - end of period	10,214,161	19,946,413

We had a balance of cash and cash equivalents of $10.2 million as of March 31, 2015 compared with a balance $19.9 million as of March 31, 2014. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash outflow from operating activities was $18.7 million for the three months ended March 31, 2015, compared to net cash outflow from operating activities of $14.8 million for the three months ended March 31, 2014, an increase of $3.9 million. The increase in net cash outflows used in operating activities was primarily due to the following:

●	Change in restricted cash provided $12.4 million cash outflow for the three months ended March 31, 2015, compared to restricted cash generated $0.2 million cash inflow in the same period of 2014, which led to $12.6 million increase in net cash outflow.

●	We had $6.6 million inflow from real properties and land lots under development (combination of accounts payable) in the three months ended March 31, 2015. In the same period of 2014, we invested $23.7 million on our projects, this accounted for $30.3 million increase in the net cash inflow from operating activities;

●	Changes in other receivable provided $5.6 million cash outflow for the three months ended March 31, 2015. In the same period of 2014, changes in other receivable contributed $11.2 million cash outflow, which led to a $5.6 million decrease in net cash outflow from operating activities.

●	Changes in other payable provided $5.4 million cash outflow for the three months ended March 31, 2015. In the same period of 2014, changes in other payable contributed $0.1 million cash outflow, which led to a $5.3 million decrease in net cash outflow from operating activities.

●	Changes in income tax payable (combination of other taxes payable) provided $2.1 million cash outflow for the three months ended March 31, 2015. In the same period of 2014, changes in tax payable contributed $0.5 million cash outflow, which led to a $1.6 million increase in the net cash outflow from operating activities.

●

Changes in customer deposit provided $0.1 million cash inflow for the three months ended March 31, 2015. In the same period of 2014, changes in customer deposit contributed $20.8 million cash inflow, which led to a $20.7 million decrease in the net cash inflow from operating activities.

●	Revenue in excess of billing and Accounts receivable provided $2.6 million cash inflow for the three months ended March 31, 2015. In the same period of 2014, Revenue in excess of billing contributed $4.3 million cash inflow, which led to a $1.7 million decrease in the net cash inflow from operating activities.

Investing Activities. Net cash outflow generated from investing activities was $1.3 million for the three months ended March 31, 2015, compared to net cash inflow of $12.7 million provided from investing activities for the three months ended March 31, 2014, represented a decrease of $14.0 million.

Financing Activities. Net cash inflow from financing activities was $8.1 million for the three months ended March 31, 2015, compared to $1.1 million cash outflows for the three months ended March 31, 2014, an increase of cash inflows of $9.2 million. This was mainly due to repayment $4.9 million to financial institution loan in January 2015, the Company repaid $2.8 million loan to financial institution in the first quarter of 2014, meanwhile, the Company received $10.2 million loan from financial institution in the first quarter of 2015, the Company received $1.6 million loan from financial institution in the first quarter of 2014, the Company received $2.8 million from note payable in the first quarter of 2015.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the three months ended of March 31, 2015

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$98,160	$77,247	$20,913
Costs of land use rights	3,825	3,825	-
Non-cancellable construction contract obligations	118,052	118,052	-
Total	220,037	199,124	20,913

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

As of March 31, 2015, we entered into non-cancellable agreements with several contractors for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $118.1 million.

Material Financial Obligations

Loans Payable

As of March 31, 2015 our total loan balance was $98.2 million.

	March 31,	December 31,
	2015	2014
	(Unaudited)
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015; maturity extended to March 30, 2016, at 9.84% per annum	11,110,026	11,050,621
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,842,368	7,800,439
Due September 30, 2015, at 9.84% per annum	7,842,368	7,800,439
Due January 30, 2016, at 9.84% per annum	7,842,368	7,800,439
Due May 30, 2016, at 9.84% per annum	7,842,368	7,800,439
	42,479,498	42,252,377
Loans from Industrial and Commercial Bank of China, Xingtai Yejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	3,267,653	3,250,183
Due September 18, 2015, at 9.225% per annum	3,267,653	3,250,183
Due May 19, 2015, at 9.225% per annum (note(a))	4,901,480	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
	11,436,786	16,250,914
Loans from Hebei Xingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”, note(a))	3,267,653	3,250,183
Due May 8, 2015, at 12.036% per annum (“Syndicated Loans 2014”, note(a))	8,169,134	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”)	7,554,632	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”)	3,267,653	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,901,480	4,875,274
Due November 12, 2015, at 15.00% per annum (“Entrust Loan 2014”)	1,929,549	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”)	4,901,480	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,083,129	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	8,169,134	-
	44,243,844	33,809,845

	$98,160,128	$92,313,136

Note (a): These loans were repaid in full when they become mature subsequent to balance sheet date.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans and Syndicated Loans 2014.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2014 Short-term Loan was guaranteed by Hebei Yoerma and Zhongding Kirin 2014 Loan was guaranteed by an unrelated party company as arranged by the financial institution.  The Company did not pay for the guarantees.

As of March 31, 2015 and December 31, 2014, Zhongding Kirin 2014 Loan, Garden 2014 Loan, ICBC 2012 Loans, ICBC 2013 Loans, Short term 2014 Loan, Syndicated Loans 2014 and Syndicated Loans 2015 were secured by the Company’s real estate held for development with carrying value of approximately $165,021,000 and $144,640,000, respectively.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 ($1,930,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,080,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd
Due October 14, 2015, at 18% per annum	16,338,267	27,626,554
Due October 14, 2015, no interest	2,123,975	4,532,380
	18,462,242	32,158,934

Zhuolu Huada Real Estate Development Co., Ltd
Due August 5, 2015, at 20% per annum	4,860,635	4,834,647

Zhenjiang Huaxia Kirin Real Estate Development Co., Ltd
Due October 16. 2017, at 7.92% per annum	4,901,480	4,875,274
Due February 8, 2017, at 8.90% per annum	8,169,134	-
Due December 31, 2015, at 15% per annum	81,691	-
Due December 31, 2015, at 15% per annum	81,691	-
Due December 31, 2015, at 15% per annum	506,486	-
Due December 31, 2015, at 15% per annum	2,143,581	-
Due December 31, 2015, at 15% per annum	2,450,740	-
Due December 31, 2015, at 15% per annum	187,890	-
	18,522,693	4,875,274

Langfang Hualin Real Estate Development Co.,Ltd
Due December 31, 2015, at 15% per annum	13,888	-
Due December 31, 2015, at 15% per annum	24,507	-
	38,395	-

Interest income receivables	7,861,074	6,484,246

	49,745,039	48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 ($13,869,555) from Huaxia Huifeng.

(2) Government grant escrowed by Business Investment (Receivable from a Trust Equity Owner)

In 2008, a VIE of the Company, XingtaiZhongding, was entitled to a government grant associated with its development of Kirin County project of RMB 160,000,000 (approximately $22,981,000), translated at historical exchange rate).  Cash representing the grant has been remitted to Business Investment, a trust equity owner of XingtaiZhongding in June 2008.  Business Investment originally acquired the land use rights of Kirin County project, and contributed the land use rights to XingtaiZhongding as paid-in capital to develop the project.  Based on the arrangement between Business Investment and XingtaiZhongding, which has been sanctioned by local government, the benefit of the government grant is to be transferred from Business Investment to XingtaiZhongding.  Specifically, Business Investment acts as an escrow agent but also is nominally responsible for XingtaiZhongding’s progress. Earned portions of the government grant become available to XingtaiZhongding based on percentage of completion.

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at March 31, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,141,228 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at March 31, 2015, the Company had a remaining $5,784,881 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

At each balance sheet date, affiliate companies and individuals who have working capital transactions with the Company’s VIEs assigned their balances to Jianfeng Guo pursuant to the pre-existing arrangements, as recited by multi-party agreements entered into between Jianfeng Guo, related affiliate companies and individuals, and the Company’s VIEs. XingtaiZhongding also chooses to use its accumulated government grant receivable from Business Investment, to repay working capital provided by Jianfeng Guo.  Accordingly, the Company is entitled to present netted balance with Jianfeng Guo on its condensed consolidated balance sheets.

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at March 31, 2015 and December 31, 2014 were as follows:

	March 31	December 31
	2015	2014

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,754,325)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	22,397,978	21,692,272
Gross earned government grant held by a related party	26,141,228	26,001,463
Receivable from a trust equity owner	$5,784,881	$5,415,488

(4) Prepayment to related party

Please see Note 8 – Prepayments

(5) Loan from Related party

Please see Note 18 Credit Union 2014 Short-term Loan, Entrusted loan 2014 and 2015.

(6) Balances with a related party supplier

Please see Note 9 – Other receivable and Note 14 – Other Payable and Accrued liabilities.

(7) Service fee

For three months ended March 31, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $196,000) and RMB 1,200,000 (approximately $195,000) respectively, for the service received from affiliate companies designated by Jianfeng Guo.

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

Recently Issued Accounting Pronouncements

FASB issued several ASUs during the period, which are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of March 31, 2015.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: May 26, 2015	By:	/s/ Longlin Hu
Longlin Hu
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 26, 2015	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

