Form 10-Q
period 2015-06-30
Kirin International Holding, Inc.
filed 2015-08-19
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at August 19, 2015.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$10,482,370	$22,004,479
Restricted cash	17,183,084	6,785,042
Short-term Investment	491,095	487,527
Accounts receivable	2,405,694	58,202
Notes receivable	600,000	600,000
Revenue in excess of billings	9,181,592	13,586,442
Prepayments	19,501,053	26,448,654
Other receivables	36,251,865	28,549,244
Receivable from a trust equity owner	1,138,567	5,415,488
Loan to related parties	63,802,096	48,353,101
Real estate property completed	16,058,688	1,441,194
Real estate properties and land lots under development	164,848,982	187,445,154
Long-term Investments	7,902,724	7,850,402
Property and equipment, net	5,176,730	7,477,607
Deferred tax assets	4,878,249	5,791,051
Total assets	$359,902,789	$362,293,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Notes payable	$2,800,000	$-
Accounts payable	114,382,263	102,265,749
Income taxes payable	1,899,863	1,904,666
Other taxes payable	233,426	2,263,163
Other payables and accrued liabilities	20,966,845	23,455,757
Customer deposits	71,823,781	83,522,070
Loans payable	87,179,151	92,313,136
Deferred tax liabilities	1,082,057	266,003

Total liabilities	300,367,386	305,990,544

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding	2,060	2,060
Additional paid-in capital	37,149,630	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	11,115,442	8,967,841
Accumulated other comprehensive income	8,434,940	8,110,120
Total Kirin International Holding, Inc.’s equity	58,105,226	55,632,805
Non-controlling interest	1,430,177	670,238
Total Stockholders' equity	59,535,403	56,303,043
Total liabilities and stockholders’ equity	$359,902,789	$362,293,587

See notes to the unaudited condensed consolidated financial statements

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, all liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Revised)		(Revised)

Revenue, net	$58,354,545	$47,641,831	$36,321,482	$40,229,654
Cost of sales	48,757,579	39,809,623	28,986,384	34,043,637
Gross profit	9,596,966	7,832,208	7,335,098	6,186,017

Operating expenses
Selling expenses	1,546,009	1,665,126	811,456	885,298
General and administrative expenses	3,448,810	4,791,089	1,566,797	1,854,475

Total operating expenses	4,994,819	6,456,215	2,378,253	2,739,773

Income from operations	4,602,147	1,375,993	4,956,845	3,446,244

Other income (expenses)
Investment income (loss)	786,806	504,548	120,834	(2,000)
Interest income	3,480,811	2,469,723	1,999,856	1,236,816
Interest expense	(4,814,932)	(5,292,851)	(2,735,250)	(2,580,985)
Other non-operating income (loss)	2,155,292	171,251	1,685,699	(39,860)

Total other income (expenses)	1,607,977	(2,147,329)	1,071,139	(1,386,029)

Income (loss) before income taxes	6,210,124	(771,336)	6,027,984	2,060,215

Income taxes expense	3,301,745	808,045	1,662,193	1,390,565

Net income (loss)	2,908,379	(1,579,381)	4,365,791	669,650
Less: net income (loss) attributable to non-controlling interest	760,778	(44,055)	831,604	(35,478)
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	$2,147,601	$(1,535,326)	$3,534,187	$705,128
Net income (loss)	2,908,379	(1,579,381)	4,365,791	669,650

Other comprehensive income (loss)
Foreign currency translation adjustment	324,820	(424,414)	97,018	(28,998)
Total comprehensive income (loss)	3,233,199	(2,003,795)	4,462,809	640,652
Less: other comprehensive income (loss) attributable to non-controlling interest	760,778	(44,055)	831,604	(35,478)
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	$2,472,421	$(1,959,740)	$3,631,205	$676,130

Basic and diluted income (loss) per share	$0.10	$(0.08)	$0.17	$0.03
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited) (Revised)
Cash flows from operating activities:
Net income (loss)	$2,908,379	$(1,579,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	76,577	139,474
Gain on disposal of land and units	(2,172,702)	(171,251)
Deferred tax expense (benefit)	1,764,489	(614,003)

Changes in operating assets and liabilities
Restricted cash	(10,320,350)	1,454,249
Accounts receivable	(2,340,705)	141,329
Notes receivable	-	813,788
Revenue in excess of billings	4,492,059	3,504,098
Prepayments	7,121,782	(3,221,962)
Other receivables	(6,292,019)	(24,176,503)
Receivable from a trust equity owner	4,351,830	1,383,439
Real estate property completed	(14,567,363)	521,331
Real estate properties and land lots under development	23,830,030	(4,609,412)
Accounts payable	11,337,395	2,082,034
Income taxes payable	(18,689)	(88,446)
Other taxes payable	(2,040,752)	(136,422)
Other payables and accrued liabilities	(2,466,951)	5,698,306
Customer deposits	(12,276,021)	3,680,092

Net cash provided by (used in) operating activities	3,386,989	(15,179,240)

Cash flows from investing activities:
Purchases of equipment	(168,142)	(209,472)
Proceeds from disposal of equipment	3,185,621	598,647
Repayment of loans from related parties	15,320,983	1,139,303
Loans to related parties	(30,375,255)	(3,609,025)
Repayment of short-term loan from related parties	-	12,190,537
Payment of short-term investment	(1,632,546)	(244,136)
Repayment of short-term investment	1,632,546	-
Cash paid for investment at cost	-	(22,468)

Net cash provided by (used in) investing activities	(12,036,793)	9,843,386

Cash flows from financing activities:
Proceeds from financial institution loans	31,140,823	29,296,350
Repayment of financial institution loans	(36,934,548)	(26,366,715)
Proceeds from Notes payable	2,800,000	-
Distribution to non-controlling stockholder of Greenfield	(839)	-

Net cash provided by (used in) financing activities	(2,994,564)	2,929,635

Effect of exchange rate changes on cash and cash equivalents	122,259	(282,048)
Net decrease in cash and cash equivalents	(11,522,109)	(2,688,267)

Cash and cash equivalents - beginning of the period	22,004,479	23,407,551

Cash and cash equivalents - end of the period	$10,482,370	$20,719,284

Supplementary cash flow information
Cash paid for income tax	$1,035,127	$746,874
Cash paid for interest expense	$4,030,828	$4,931,525

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, as of June 30, 2015)

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

As at June 30, 2015, the Company had following wholly-owned entities, VIEs and VIEs’ subsidiaries:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America	February 8, 2013	Property holding
Greenfield International Corporation *	State of California, United States of America	August 12, 2013	Whole sale Agent of Food & Grocery
Kirin Hopkins Real Estate Group, LLC	State of California, United States of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California, United States of America	July 11, 2013	Real estate investment and management
Kirin Alamo, LLC	State of California, United States of America	December 09, 2013	Real Estate development
Archway Development Group LLC	State of California, United States of America	April 30, 2014	Real Estate development
HHC-6055 Centre Drive, LLC	State of California, United States of America	April 30, 2014	Real Estate development
Applecrate, INC	State of California, United States of America	November 11, 2014	E-Commerce Retail/Wholesale
VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“HebeiZhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd. (“ZhongdingJiye”, “XingtaiZhongding”)	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs Subsidiaries of HebeiZhongding
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Subsidiaries of XingtaiZhongding
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly known as XingtaiZhongding Business Service Co., Ltd., “Business Service”, “Zhongding Kirin”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
XingtaiHetai Real Estate Development Co., Ltd.	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.	Beijing, China	December 19, 2011	Property management
HebeiZhongding Property Service Co., Ltd.	Xingtai, Hebei province, China	December 19, 2011	Property management

*In January 2015, Greenfield International Corporation was closed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the six months and three months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2014 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2015, the results of operations for the six months and three months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the six months and three months ended June 30, 2015 are not necessarily indicative of the operating results for the year. The unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the six months and three months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated  balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

Reclassifications

Certain amounts in the June 30, 2014 unaudited condensed consolidated financial statement and December 31, 2014 consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation.

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

In 2008, XingtaiZhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000 translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.  For the six months and three months ended June 30, 2015 and 2014, the Company did not recognize any grant income, respectively.  All government grants related to Kirin County have been recognized through 2009 to 2012 as the construction of Kirin County goes on during the years.  The local government has arranged a lump sum payment of the grant to XingtaiJiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to XingtaiZhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As of June 30, 2015, the Company didn’t receive any request from the government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause the government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. As of June 30, 2015 and December 31, 2014, $nil and $124,921 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $17,183,084 (unaudited) and $6,785,042 as of June 30, 2015 and December 31, 2014, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts. Besides this, deposits for bank acceptance notes required by PRC banks are also disclosed as restricted cash.

Short-term Investments

The classification of investment securities is based on the Company’s intent, which is re-evaluated at each balance sheet date, with respect to those securities. Short-term investments refer to the securities that the Company has positive intent and ability to hold to maturity and stated at amortized cost. The Company received $118,768 (unaudited) as dividend for the six months ended June 30, 2015.

Long-term Investments

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $668,038 (unaudited) and $504,548 (unaudited) as dividend for the six months ended June 30, 2015 and 2014, respectively.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Fixtures, furniture and office equipment	2~10 years
Building and warehouse	20 years
Electronic equipment	2~5 years
Nonresidential real estate property	39 years

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) during the six months and three months ended June 30, 2015 and 2014 was the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the six months ended June 30, 2015 and 2014, the Company recorded an advertising expense of $760,138 (unaudited) and $997,724 (unaudited), respectively. For the three months ended June 30, 2015 and 2014, the Company recorded an advertising expense of $459,214 (unaudited) and $517,761 (unaudited), respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As of June 30, 2015 and December 31, 2014, the Company retained $92,981 (unaudited) and $117,218 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the six months and three months ended June 30, 2015 and 2014, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the six months and three months ended June 30, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2014, the FASB issued Accounting Standards Update (ASU) No.2014-15, “Presentation of Financial Statements-Going Concern”. Effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

On April, 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, entitled Simplifying the Presentation of Debt Issuance Costs. The ASU amends the guidance in the FASB Accounting Standards Codification (FASB ASC) Topic 835, entitled Interest-Imputation of Interest. The objective of the amendments in this Update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The Company is currently in the process of evaluation the impact of the adoption of ASU 2014-09, ASU 2014-15 and ASU 2015-03 on its consolidated financial statements.

Correction of Prior Period Financial Statements

During the six months and three months ended June 30, 2015, management determined that service fee incurred in connection with obtaining the loans should be deferred and amortized over the period of the related loans under straight-line method. In prior years, the Company had deferred the service fee and expensed when the loans are due. The Company has adjusted its December 31, 2014 consolidated balance sheet and its condensed consolidated statements of operations comprehensive income (loss) for the six months and three months ended June 30, 2014.

The following tables detail the corrections and impact to condensed consolidated balance sheet at December 31, 2014:

	December 31, 2014
	As Previously		As Currently
	Reported	Adjustment	Reported
Assets

Prepayments	$25,983,191	$465,463	$26,448,654
Other receivables	30,206,838	(1,657,594)	28,549,244
Deferred tax assets	5,493,018	298,033	5,791,051

Total assets	363,187,685	(894,098)	362,293,587

Stockholders’ equity

Retained earnings	9,857,778	(889,937)	8,967,841
Accumulated other comprehensive income	8,114,281	(4,161)	8,110,120

Total Stockholders' equity	$57,197,141	$(894,098)	$56,303,043

The following tables detail the corrections and impact to the condensed consolidated income statements of operations comprehensive income (loss) for the six months and three months ended June 30, 2014

	For the Six months Ended June 30, 2014			For the Three Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Currently Reported	As Previously Reported	Adjustment	As Currently Reported
Interest expense	$(4,991,900)	(300,951)	$(5,292,851)	$(2,427,875)	$(153,110)	$(2,580,985)
Total other income (expense)	(1,846,378)	(300,951)	(2,147,329)	(1,232,919)	(153,110)	(1,386,029)
Income (Loss) before income taxes	(470,385)	(300,951)	(771,336)	2,213,325	(153,110)	2,060,215
Income taxes expense (benefit)	883,283	(75,238)	808,045	1,428,843	(38,278)	1,390,565
Net income (loss)	(1,353,668)	(225,713)	(1,579,381)	784,482	(114,832)	669,650
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	(1,309,613)	(225,713)	(1,535,326)	819,960	(114,832)	705,128
Foreign currency translation adjustment	(428,115)	3,701	(424,414)	(28,206)	(792)	(28,998)
Total comprehensive income (loss)	(1,781,783)	(222,012)	(2,003,795)	756,276	(115,624)	640,652
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	(1,737,728)	(222,012)	(1,959,740)	791,754	(115,624)	676,130
Basic and diluted loss per share	(0.07)	(0.01)	(0.08)	0.04	(0.01)	0.03

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$8,214,175	$21,084,446
Restricted cash	17,183,084	6,785,042
Short-term Investment	491,095	487,527
Accounts receivable	2,405,694	58,202
Revenue in excess of billings	9,181,592	13,586,442
Prepayments	19,501,053	26,448,654
Other receivables	46,285,476	42,314,953
Receivable from a trust equity owner	7,576,192	11,853,261
Loan to related parties	63,802,096	48,353,101
Real estate property completed	16,058,688	1,441,194
Real estate properties and land lots under development	153,912,175	178,040,195
Investment at cost	7,202,724	7,150,402
Property and equipment, net	389,599	466,557
Deferred tax assets	4,878,249	5,791,051

Total assets	$357,081,892	$363,861,027

LIABILITIES

Accounts payable	$114,382,263	$102,265,749
Income taxes payable	1,899,863	1,904,666
Other taxes payable	233,426	2,263,163
Other payables and accrued liabilities	19,835,585	23,325,237
Customer deposits	71,823,781	83,507,580
Financial institution loans	87,179,151	92,313,136
Deferred tax liabilities	1,082,057	266,003

Total liabilities	$296,436,126	$305,845,534

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, all liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the six months and three months ended June 30, 2015 and 2014, the financial performance of VIEs is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Revised)		(Revised)

Revenue, net	$58,354,545	$47,574,686	$36,321,482	$40,199,206
Cost of sales	$48,757,579	$39,809,623	$28,986,384	$34,043,637
Operation expenses	$3,530,720	$5,310,953	$1,712,622	$2,081,825
Net income (loss)	$2,199,776	$(672,515)	$3,311,672	$1,337,010

Note 4 – Short-term Investments

On December 15, 2014 and February 15, 2015, the Company invested RMB 3,000,000 (approximately $491,000, maturing in one year) and RMB 10,000,000 (approximately $1,637,000, matured in three months and repaid on April 30, 2015), respectively, in a financial instrument managed by Xingtai Small and Micro Enterprises Investment Association. The company received $118,768 (unaudited) and nil investment income for the six and three months ended June 30, 2015, respectively.

Note 5 – Accounts Receivable

Accounts receivable consists of property management fee receivable and balances due from completed properties in accordance with full accrual method, under which the Company recognizes related revenue after customers have made sufficient down payment.

As of June 30, 2015 and December 31, 2014, accounts receivable due from complete properties represents revenue in excess of billings balances of Kirin County project, No.79 Courtyard Phase I and Kirin Bay Phase I as the construction is completed and related condominium units are available for delivery to customers.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

	June 30,	December 31,
	2015	2014
	(Unaudited)

Receivable from sales of condominium units	$2,405,166	$55,375
Receivable from property management	528	2,827

	$2,405,694	$58,202

Note 6 – Notes Receivable

	June 30,	December 31,
	2015	2014
	(Unaudited)

Receivable from individual (Promissory note)	$600,000	$600,000

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3%  per annum, it is due from a shareholder of Hopkins Kirin Facilities Group, LLC.

Note 7 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin Plaza, No. 79 Courtyard and Kirin Bay in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 24 months, depending on construction progress of related real estate properties. As of June 30, 2015 and December 31, 2014, revenue in excess of billings is $9,181,592 (unaudited) and $13,586,442, respectively.

Note 8 – Prepayments

Prepayments consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Advances to suppliers and contractors	$1,356,745	$1,250,734
Prepaid financing service fees	1,468,141	1,291,465
Excessive business tax and LAT liabilities	9,001,272	8,873,569
Prepayments-related parties	7,674,895	15,032,886

	$19,501,053	$26,448,654

Pursuant to financing service contracts entered into between the Company, Xingtai Rural Commercial Bank and Industrial and Commercial Bank of China, Xingtai Branch, the Company paid service fees for the origination of several long-term loans before they were released to the Company. Pursuant to service contracts entered into between the Company and HebeiPufa Investment Development Co., Ltd (“Pufa”), the Company paid service fees to Pufa for the origination and extension of several loans from Industrial and Commercial Bank of China, Xingtai Branch. These financing service fees are regarded as prepaid financing service fees and amortized over the respective terms of the loans.

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

Note 9 – Other Receivables

The components of other receivables were as follows:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Working capital borrowed by contractors	$19,693,913	$20,209,181
Due from a related party supplier	5,400,743	5,361,511
Due from a third party supplier	4,092,457	-
Receivable from sales of land	3,550,000	-
Due from Xingtai Rural Commercial bank	746,464	-
Deposit	561,318	1,693,773
Staff allowance	1,411,812	1,069,379
Receivables of housing maintenance funds	169,445	204,651
Others	625,713	10,749

	$36,251,865	$28,549,244

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at June 30, 2015 and December 31, 2014.

On April 10, 2014, the Company entered into a loan agreement with HebeiYoerma Business Service Co.,Ltd (“HebeiYoerma”), a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest, the original amount is RMB 32,992,060 (approximately $5,400,000 (unaudited) and $5,362,000 as of June 30, 2015 and December 31, 2014) and has a term of two years. As of June 30, 2015 and December 31, 2014, there is RMB 18,211,330 (approximately $2,981,000 (unaudited)) and RMB 18,211,330 (approximately $2,960,000) working capital borrowed by HebeiYoerma, respectively.

On February 11, 2015, the Company entered into a loan agreement with XingtaiDongxinshun Construction Decoration Co., Ltd (“Dongxinshun”), a third party supplier. According to the agreement, the Company made a loan to Dongxinshun of RMB 30,000,000 (approximately $4,911,000) with no interest. Dongxinshun repaid RMB 15,000,000 to the company in April, 2015. On June 23, 2015, the Company lent another RMB 10,000,000 to Dongxinshun with no interest. As of June 30, 215, the ending balance of Dongxinshun is RMB 25,000,000 ($4,092,457). Dongxinshun repaid all of this balance to the Company in July, 2015.

On March 3, 2015, the Company entered into a land sales agreement with a contract price of $3,550,000, this case is expected to be closed in September, 2015.

On June 30, 2015, the Company made a loan to Xingtai Rural Commercial Bank (“Xingtai RC Bank”) of RMB 4,560,000 ($746,464) with no interest and Xingtai RC Bank repaid RMB 4,500,000 to the Company on July 21, 2015.

Note 10 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	June 30,	December 31,
	2015	2014
Properties under development	(Unaudited)
Kirin Plaza
Costs of land use rights	$1,241,266	$1,153,179
Other development costs	477,179	483,486
No. 79 Courtyard
Costs of land use rights	42,426,903	45,263,421
Other development costs	19,346,106	22,400,751
Kirin Bay
Costs of land use rights	13,633,235	24,579,507
Other development costs	13,985,833	22,547,288
Archway HHC Apartment
Costs of land use rights	8,730,454	8,730,454
Other development costs	2,206,353	674,505

Land lots under development	62,801,653	61,612,563

	$164,848,982	$187,445,154

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

As of June 30, 2015, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All  our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 18).

The Residential buildings of Kirin County are fully completed in December, 2012, the Residential building of No.79 Courtyard Phase I are fully completed in March, 2015 and the Residential building of Kirin Bay Phase I are fully competed in June, 2015. As of June 30, 2015 and December 31, 2014, the account balance of the real estate property completed is $16,058,688 (unaudited) and $1,441,194 respectively.

Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, which will have 109 units apartment and 187 parking spaces. As of June 30, 2015, the Company paid land cost and incurred some other development cost.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company secures land use rights through the auditions and use acquired land use rights for the development of Kirin Bay and other projects. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at June 30, 2015 and December 31, 2014, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $62,801,653 and $61,612,563, respectively.

On March 31, 2015, XingtaiQiaoxi District Government filed an application to Xingtai Municipal Government for a refund of RMB 125,512,500 (approximately $20,550,000 Relocation Program, the refund is expected to be approved and received in 2015) on behalf of the Company under the Kong Village.

Note 11 – Long-term Investments

Long term Investments include the Company’s equity interest in HebeiXingtai Rural Commercial Bank Co., Ltd. (“Xingtai RC Bank”), a private financial institution. In June 2011, the Company agreed to become a stockholder of Xingtai RC Bank and paid RMB 20,000,000, or approximately $3,142,000 (translated at historical exchange rate) to subscribe to 16,000,000 shares, or 6.96%, of the common stock of the financial institution.  The establishment of Xingtai RC Bank is based on restructured business of XingtaiChengjiao Rural Credit Cooperative Union Association.  On December 12, 2012, Xingtai RC Bank obtained required approvals from China banking regulatory agencies and completed all registration procedures.

The Xingtai RC Bank increased paid in capital from RMB 240,000,000, or approximately $38,207,000 (translated at historical exchange rate) to RMB 500,000,000, or approximately $79,598,000 (translated at historical exchange rate) on April 26, 2013. The Company paid approximately RMB 24,000,000, or approximately $3,841,000 to keep its stockholder position.

As of June 30, 2015 and December 31, 2014, the balance of Long term investment for Xingtai RC Bank was $7,202,724 (unaudited) and $7,150,402, consisting 31,000,000 shares, or 5.03%, of the common stock of Xingtai RC Bank.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank.

As of June 30, 2015 and December 31, 2014, the Company has deposit balances (including restricted cash) of approximately $4,740,000 (unaudited) and approximately $5,818,000 in Xingtai RC Bank, respectively.

On June 30, 2015, the Company made a loan to Xingtai RC Bank of RMB 4,560,000 ($746,464), with no interest and Xingtai RC Bank repaid RMB 4,500,000 to the Company on July 21, 2015 (Note 9).

In November 2013, the Company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins. There is no operation of Hopkins Kirin Facilities Group, LLC till now. The Company plans to recoup all of the investment for Hopkins Kirin Facilities Group, LLC in the third quarter of 2015.

As of June 30, 2015 and December 31, 2014, the ending balance in long-term investment was $7,902,724 (unaudited) and $7,850,402. The Company determined that there was no impairment on its long-term investment at June 30, 2015.

Note 12 – Notes Payable

	June 30,	December 31,
	2015	2014
	(Unaudited)
Notes Payables (Promissory note)	$2,800,000	$-

The Promissory note with original principle amount of $2,800,000 will be due at January 22, 2017, at the rate of 10% per annum.

Note 13 – Accounts Payable

	June 30,	December 31,
	2015	2014
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,832,209	$3,804,371
Construction contractors	110,550,054	98,461,378

	$114,382,263	$102,265,749

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As of June 30, 2015, payable to Huada Mining Co., Ltd. was $1,376,735.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At June 30, 2015, unpaid balance plus accrued interest was $2,455,474.  The Company capitalized the additional consideration in the costs land lots under development.

Note 14 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Unrecognized tax benefit (Note 16(2))	$6,547,931	$6,500,366
Deposits from customers on behalf of utility operators	12,015,719	8,195,227
Car park deposits from customers	515,650	1,732,347
Due to a related party suppliers	-	6,500,366
Deposit from a contractor	92,981	117,218
Accrued loan interest	246,794	175,510
Estimated penalty	430,847	-
Others	1,116,923	234,723

	$20,966,845	$23,455,757

On December 30, 2014, the Company entered into RMB 40,000,000 (approximately $6,550,000) loan agreement with HebeiYoerma, a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest and the loan was due on March 30, 2015, the Company repaid the loan on January 28, 2015.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  The Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as a reduction of revenue in the current period on a cumulative catch-up basis. As of June 30, 2015, $430,847 estimated penalty is reasonably estimated for Kirin Bay and No. 79 Courtyard and probably will occur in future.  The Company will record the liability when such penalty can be reasonably estimated.

Note 15 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of June 30, 2015 and December 31, 2014, the Company received $71,823,781 (unaudited) and $83,522,070 deposits from customers, respectively.

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

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation (closed in January 2015), Kirin Hopkins Real Estate Group LLC, Newport Property Holding, LLC, Applecrate, INC, Archway Development Group LLC, HHC-6055 Centre Drive, LLC and Kirin Alamo, LLC were incorporated in State of California, U.S. and are subject to California taxes.

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

Income tax expenses (benefit) for the six months and three months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited) (Revised)	(Unaudited)	(Unaudited) (Revised)
Current
EIT expense	$1,016,439	$659,994	$381,828	$446,037
LAT expense	520,817	762,054	191,009	742,559
Deferred tax expense/( benefit) - EIT	1,764,489	(614,003)	1,089,356	201,969

	$3,301,745	$808,045	$1,662,193	$1,390,565

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
		(Revised)
EIT at the PRC statutory rate of 25%	$1,552,531	$(192,834)
LAT expense	520,817	762,054
EIT benefit of LAT	(130,204)	(190,514)
Change in Deferred tax valuation allowance	1,071,825	176,336
Permanent items	286,776	253,003

	$3,301,745	$808,045

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Unrecognized tax benefit, as the January 1	$6,500,366	$6,542,362
Movement in current period due to foreign exchange rate fluctuation	47,565	(46,430)

Unrecognized tax benefit, as of June 30	$6,547,931	$6,495,932

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of June 30, 2015 to be material in the next twelve months.

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

(3)  Deferred tax assets /liabilities

The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014 are presented below.

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
Deferred tax assets/liabilities
Operating loss carry forward	$4,884,130	$4,892,926
Excess of interest expense	4,809,420	3,929,488
Revenue recognized based on percentage-of-completion	898,872	2,021,035
Interest income from related parties	(2,409,267)	(1,505,458)
Accrued expenses	388,718	298,033
	8,571,873	9,636,024

Valuation allowance	(4,775,681)	(4,110,976)

Net deferred tax assets/liabilities	$3,796,192	$5,525,048

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

Entities established in the PRC had net operating losses carry forward of $12,123,521 as of June 30, 2015 which will expire on various dates between December 31, 2015 and December 31, 2019. Entities established out of the PRC had net operation losses carry forward of $5,881,175 as of June 30, 2015.

Note 17 – Other Taxes Payable

Other taxes payable consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$185,119	$2,060,115
Land Appreciation Tax	48,307	203,048

	$233,426	$2,263,163

Note 18 – Loans Payable

Loans payable consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015, maturity extended to March 30, 2016, at 9.84% per annum	11,131,483	11,050,621
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,857,517	7,800,439
Due September 30, 2015, at 9.84% per annum	7,857,517	7,800,439
Due January 30, 2016, at 9.84% per annum	7,857,517	7,800,439
Due May 30, 2016, at 9.84% per annum	7,857,517	7,800,439
	42,561,551	42,252,377
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	6,547,930	6,500,366
Due May 19, 2015, at 9.225% per annum	-	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
	6,547,930	16,250,914
Loans from HebeiXingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”)	-	3,250,183
Due May 8, 2015, at 12.036% per annum (“Syndicated Loans 2014”)	-	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”) (note (b))	-	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”) (note (a))	-	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,910,948	4,875,274
Due November 12, 2015, at 15% per annum (“Entrust Loan 2014”)	1,933,277	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”) (note (b))	-	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,087,153	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	8,184,914	-
Due April 21, 2016, at 15.46% per annum (“Credit Union 2015 Short-term loan”)	3,273,965	-
Due May 14, 2016, at 13.01% per annum (“Garden 2015 Loan”)	2,946,569	-
Due May 7, 2016, at 13.11% per annum (“HebeiZhongding Loans 2015”)	7,366,422	-
Due June 10, 2016, at 13.01% per annum (“Zhongding Kirin Loan 2015”)	7,366,422	-
	38,069,670	33,809,845

	$87,179,151	$92,313,136

Note (a): The Company repaid this loan in May, 2015.

Note (b): The Company repaid these loans in June, 2015.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans Syndicated Loans 2014, Zhongding Kirin 2014 Loan, Garden 2015 Loan, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2015 Short-term Loan was guaranteed by HebeiYoerma and Zhongding Kirin Loan 2014 was guaranteed by an unrelated party company as arranged by the financial institution.  The Company did not pay for the guarantees.

As of June 30, 2015 and December 31, 2014, ICBC 2012 Loans, ICBC 2013 Loans, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015 were secured by the Company’s real estate held for development and land use right with carrying value of approximately $118,940,000 (unaudited) and $132,360,000, respectively.

As of June 30, 2015 and December 31, 2014, Garden 2014 Loan and Syndicated Loans 2015 were secured by land use right owned by Zhenjiang Huaxia Kirin Real Estate Co.,Ltd with carry value of approximately $31,900,000 (unaudited) and $12,280,000, respectively. As of June 30, 2015, Garden 2015 Loan was secured by HebeiYoerma’s Land use right and property right with carrying value of approximately $6,330,000.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,933,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,087,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

The aggregate maturities of loans payable for each of years subsequent to June 30, 2015 are as follows:

Twelve months Ending June 30	Amount

2016	$74,083,289
2017	8,184,914
2018	4,910,948

Loans payable	$87,179,151

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

There are 146,120 unvested shares outstanding at June 30, 2015 and December 31, 2014, as all related employees have terminated service with the Company, all unvested shares will not be vested to related employees. The Company did not recognize of share-based compensation expense related to the Restricted Stock Awards for the six months and three months ended June 30, 2015 and 2014, respectively.

Note 20 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the six months and three months ended June 30, 2015 and 2014 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the six months and three months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$1,837	$720,713	$86,149	$516,681
No.79 Courtyard	20,050,513	12,704,071	9,339,551	11,738,045
Kirin Bay	37,990,133	33,992,242	26,775,649	27,901,784
Property Service	312,062	224,805	120,133	73,144

	$58,354,545	$47,641,831	$36,321,482	$40,229,654

Note 21 – Income(loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

Note 22 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC, Greenfield International Corporation, Newport Property Holding, LLC and Kirin Alamo, LLC. The non-controlling interests in 2015 and 2014 are summarized as below:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Brookhollow Lake, LLC	10%	10%
Greenfield International Corporation	closed	30%
Newport Property Holding, LLC	50%	50%
Kirin Alamo, LLC	40%	-

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation, Newport Property Holding, LLC and Kirin Alamo that are not owned by the Company are shown as “non-controlling interests” in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 and “net income (loss) attributable to non-controlling interests” in the condensed consolidated statements of operations and comprehensive income (loss) for the six months and three months ended June 30, 2015 and 2014.

Note 23 – Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd (“HuaxiaHuifeng”, note(a))
Due October 14, 2015, at 18% per annum	$16,369,827	$27,626,554
Due October 14, 2015, no interest	2,128,078	4,532,380
	18,497,905	32,158,934

Zhuolu Huada Real Estate Development Co., Ltd
Originally loan due August 5, 2015, maturity extended to August 5, 2016, at 20% per annum	4,870,024	4,834,647

Zhenjiang Huaxia Kirin Real Estate Development Co., Ltd
Due October 16. 2017, at 7.92% per annum	4,910,948	4,875,274
Due February 8, 2017, at 8.90% per annum	8,184,914	-
Due December 31, 2015, at 15% per annum	6,106,764	-
	19,202,626	4,875,274

Langfang Hualin Real Estate Development Co., Ltd
Due February 9, 2016, at 15% per annum	13,914	-
Due March 18, 2016, at 15% per annum	24,555	-
Due May 13, 2016, at 15% per annum	42,562	-
Due July 9, 2016, at 15% per annum	8,185	-
	89,216	-

Huaxia Kirin (Beijing) Investment Co., Ltd
Due December 31, 2016, at 18% per annum	5,729,439	-

Huaxia Brother (Beijing) Investment Management Co., Ltd
Due December 31, 2016, at 18% per annum	3,349,267	-

Beijing Huaxia Kirin Investment Development Co., Ltd
Due December 31, 2016, at 18% per annum	2,432,556	-

Interest income receivables	9,631,063	6,484,246

	$63,802,096	$48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 (approximately $13,660,000, at historical exchange rate) from HuaxiaHuifeng.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at June 30, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,191,723 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As of June 30, 2015, the Company had a remaining $1,138,567 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,844,129)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	17,790,973	21,692,272
Gross earned government grant held by a related party	26,191,723	26,001,463

Receivable from a trust equity owner	$1,138,567	$5,415,488

(4) Prepayment to related party

Please see Note 8 – Prepayments

(5) Loan related to related party

Please see Note 18 Credit Union 2014, 2015 Short-term Loan, Entrusted loan 2014 and 2015, Garden 2014 and 2015 Loan, Syndicated loans 2015.

(6) Balances with a related party supplier

Please see Note 9 – Other receivables and Note 14 – Other Payables and Accrued liabilities.

(7) Service fee

For six months ended June 30, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $196,000 ) and RMB 2,400,000 (approximately $391,000), respectively. For three months ended June 30, 2015 and 2014, the Company recorded service fee with an amount of RMB nil and RMB 1,200,000 (approximately $196,000), respectively. The service was received from affiliate companies designated by Jianfeng Guo.

(8) Notes Receivable

Please see Note 6- Notes Receivable.

Note 24 – Contingencies and Commitments

As at June 30, 2015 and December 31, 2014, the Company provided $158,331,751 (unaudited) and $132,308,930 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 25 – Subsequent event

On July 3, 2014, the Company received RMB 27,000,000 (approximately $4,420,000) one-year term loan from Xingtai RC Bank with an annual effective interest rate of 13.99%.  Except this, no events have occurred subsequent to the balance-sheet date through filing date that would require adjustment to or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months and three months ended June 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

Recent Developments

At June 30, 2015, we have the following projects under development:

	POC	Construction beginning	Completion/ Estimated Completion
Kirin County	100%	September 2011	Late 2012
Kirin Plaza	86.4%	September 2011	Late 2015
No.79 Courtyard (Phase I)	100%	September 2011	Late 2014
No.79 Courtyard (Phase II)	92.4%	September 2012	Mid-to-late 2015
No.79 Courtyard (Phase III)	93.2%	April 2013	Mid-to-late 2015
No.79 Courtyard (Phase IV)	55.2%	July 2014	Late 2017
Kirin Bay (Phase I)	99.4%	October 2011	Late 2014
Kirin Bay (Phase II)	93.3%	March 2013	Mid-to-late 2015
Kirin Bay ( Phase III)	69.4%	May 2013	Mid-to-late 2016
Kirin Bay (Phase IV)	41.2%	April 2014	Late 2016

Financial Performance Highlights

The following summarizes certain key financial information for the six months ended June 30, 2015.

●	Total revenue was $58.4 million for the six months ended June 30, 2015, an increase of $10.8 million, or 22.5%, from $47.6 million for the same period of 2014. Our revenue stream has shifted from No.79 Courtyard Phase I and Kirin Bay Phase I, which were completed in late 2014, to No. 79 Courtyard (Phase II, Phase III and Phase IV) and Kirin Bay (Phase II, Phase III and Phase IV), which are expected to generate the majority of our revenue in the upcoming 12 months;

●	Gross profit was $9.6 million for the six months ended June 30, 2015, an increase of 1.8 million, or 22.5%, from $7.8 million for the same period of 2014. Gross margin ratio was 16.4% and 16.4% for the six months ended June 30, 2015 and 2014.

●	Net income was $2.9 million for the six months ended June 30, 2015, an increase of $4.5 million, or approximately 284.1%, from net loss of $1.6 million for the same period of last year.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 7.8% in 2012, 7.7% in 2013, 7.4% in 2014 and 7% in the first half year of 2015. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

According to the National Bureau of Statistics of China, China’s national inflation rate was 2.6% in 2012, 2.6% in 2013, 2.0% in 2014 and 1.4% for the first half year of 2015. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 compared with those contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on April 15, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2014, the FASB issued Accounting Standards Update (ASU) No.2014-15, “Presentation of Financial Statements-Going Concern”. Effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

On April, 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, entitled Simplifying the Presentation of Debt Issuance Costs. The ASU amends the guidance in the FASB Accounting Standards Codification (FASB ASC) Topic 835, entitled Interest-Imputation of Interest. The objective of the amendments in this Update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The Company is currently in the process of evaluation the impact of the adoption of ASU 2014-09, ASU 2014-15 and ASU 2015-03 on its consolidated financial statements.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,				Three Months Ended June 30,
	2015 (Unaudited)		2014 (Unaudited) (Revised)		2015 (Unaudited)		2014 (Unaudited) (Revised)
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue, net	$58,354,545	100%	$47,641,831	100%	$36,321,482	100%	$40,229,654	100%
Cost of sales	48,757,579	83.6%	39,809,623	83.6%	28,986,384	79.8%	34,043,637	84.6%
Gross profit	9,596,966	16.4%	7,832,208	16.4%	7,335,098	20.2%	6,186,017	15.4%
Selling expenses	1,546,009	2.6%	1,665,126	3.5%	811,456	2.2%	885,298	2.2%
General and administrative expenses	3,448,810	5.9%	4,791,089	10.1%	1,566,797	4.3%	1,854,475	4.6%
Income from operations	4,602,147	7.9%	1,375,993	2.9%	4,956,845	13.6%	3,446,244	8.6%
Investment income (Loss)	786,806	1.3%	504,548	1.1%	120,834	0.3%	(2,000)	0.0%
Interest income	3,480,811	6.0%	2,469,723	5.2%	1,999,856	5.5%	1,236,816	3.1%
Interest expense	(4,814,932)	-8.3%	(5,292,851)	-11.1%	(2,735,250)	-7.5%	(2,580,985)	-6.4%
Other non-operating income (loss)	2,155,292	3.7%	171,251	0.4%	1,685,699	4.6%	(39,860)	-0.1%
Total other income (expenses)	1,607,977	2.8%	(2,147,329)	-4.5%	1,071,139	2.9%	(1,386,029)	-3.4%
Income (loss) before income taxes expense	6,210,124	10.6%	(771,336)	-1.6%	6,027,984	16.6%	2,060,215	5.1%
Income taxes expense	3,301,745	5.7%	808,045	1.7%	1,662,193	4.6%	1,390,565	3.5%
Net income (loss)	$2,908,379	5.0%	$(1,579,381)	-3.3%	$4,365,791	12.0%	$669,650	1.7%

Our net income for the six months ended June 30, 2015 was $2.9 million, an increase of $4.5 million, from net loss of $1.6 million for the six months ended June 30, 2014.  Net income increased because gross profit increased by $1.8 million, the other income increased by $3.8 million and the operating and administrative expense decreased by $1.5 million, meanwhile income tax expense increased by $2.5 million for the six months ended June 30, 2015 as compared to the same period of 2014.

Our net income for the three months ended June 30, 2015 was $4.4 million, an increase of $3.7 million, from net income of $0.7 million for the three months ended June 30, 2014. Net income increase because in the three months ended June 30, 2015, the gross profit increased by $1.1 million, the other income increased by $2.5 million, the operating and administrative expense decreased by $0.4 million, meanwhile income tax expense increased by $0.3 million as compared to the same period of 2014.

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

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, we may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty usually constitutes only an insignificant amount compared to the contract value.  These adjustments made to contract price are recorded as reduction of revenue in the current period on a cumulative catch-up basis.

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

Revenues and Gross Profit

	Six Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue, net	$58,354,545	100%	$47,641,831	100%	$36,321,482	100%	$40,229,654	100%
-No.79 Courtyard (Phase I)	4,407,722	7.6%	1,233,400	2.6%	49,047	0.1%	1,129,915	2.8%
-No.79 Courtyard (Phase II)	1,745,267	3.0%	4,062,993	8.5%	980,551	2.7%	4,019,394	10.0%
-No.79 Courtyard (Phase III)	6,235,760	10.7%	7,407,678	15.5%	2,269,854	6.2%	6,588,736	16.4%
-No.79 Courtyard (Phase IV)	7,661,764	13.1%	-	-	6,040,099	16.6%	-	-
-Kirin Bay (Phase I)	2,058,221	3.5%	9,315,855	19.6%	1,867,443	5.1%	7,686,051	19.1%
-Kirin Bay (Phase II)	5,737,910	9.8%	10,297,884	21.6%	3,106,072	8.6%	8,442,688	21.0%
-Kirin Bay (Phase III)	26,736,383	45.8%	13,099,974	27.5%	19,411,556	53.4%	10,494,516	26.1%
-Kirin Bay (Phase IV)	3,457,619	5.9%	1,278,529	2.7%	2,390,578	6.6%	1,278,529	3.2%
-Kirin County	1,837	0.1%	720,713	1.5%	86,149	0.2%	516,681	1.3%
-Property Service	312,062	0.5%	224,805	0.5%	120,133	0.3%	73,144	0.2%
Cost of sales	48,757,579	83.6%	39,809,623	83.6%	28,986,384	79.8%	34,043,637	84.6%
-No.79 Courtyard (Phase I)	4,125,165	7.1%	889,853	1.9%	15,560	0.0%	801,594	2.0%
-No.79 Courtyard (Phase II)	1,682,660	2.9%	4,112,603	8.6%	928,483	2.6%	4,089,983	10.2%
-No.79 Courtyard (Phase III)	4,354,855	7.5%	4,571,593	9.6%	1,344,971	3.7%	3,933,768	9.8%
-No.79 Courtyard (Phase IV)	6,302,243	10.8%	-	-	4,911,590	13.5%	-	-
-Kirin Bay (Phase I)	1,789,669	3.1%	7,931,307	16.6%	1,463,158	4.0%	7,392,101	18.4%
-Kirin Bay (Phase II)	5,537,272	9.5%	9,396,763	19.7%	2,630,473	7.2%	7,682,018	19.1%
-Kirin Bay (Phase III)	21,349,677	36.6%	10,386,022	21.8%	15,413,960	42.4%	8,324,260	20.7%
-Kirin Bay (Phase IV)	2,879,690	4.9%	1,140,090	2.4%	1,913,718	5.3%	1,140,090	2.8%
-Kirin County	37,643	0.1%	1,112,658	2.3%	66,081	0.2%	535,121	1.3%
-Property Service	698,705	1.2%	268,734	0.6%	298,390	0.8%	144,702	0.4%
Gross profit	9,596,966	16.4%	7,832,208	16.4%	7,335,098	20.2%	6,186,017	15.4%
-No.79 Courtyard (Phase I)	282,557	0.5%	343,547	0.7%	33,487	0.1%	328,321	0.8%
-No.79 Courtyard (Phase II)	62,607	0.1%	(49,610)	-0.1%	52,068	0.1%	-70,589	-0.2%
-No.79 Courtyard (Phase III)	1,880,905	3.2%	2,836,085	6.0%	924,883	2.5%	2,654,968	6.6%
-No.79 Courtyard (Phase IV)	1,359,521	2.3%	-	-	1,128,509	3.1%	-	-
-Kirin Bay (Phase I)	268,552	0.5%	1,384,548	2.9%	404,285	1.1%	293,950	0.7%
-Kirin Bay (Phase II)	200,638	0.3%	901,121	1.9%	475,599	1.3%	760,670	1.9%
-Kirin Bay (Phase III)	5,386,706	9.2%	2,713,952	5.7%	3,997,596	11.0%	2,170,256	5.4%
-Kirin Bay (Phase IV)	577,929	1.0%	138,439	0.3%	476,860	1.3%	138,439	0.3%
-Kirin County	(35,806)	-0.1%	(391,945)	-0.8%	20,068	0.1%	(18,440)	0.0%
-Property Service	(386,643)	-0.7%	(43,929)	-0.1%	(178,257)	-0.5%	(71,558)	-0.2%
Profit margin	16.4%		16.4%		20.2%		15.4%
-No.79 Courtyard (Phase I)	6.4%		27.9%		68.3%		29.1%
-No.79 Courtyard (Phase II)	3.6%		-1.2%		5.3%		-1.8%
-No.79 Courtyard (Phase III)	30.2%		38.3%		40.7%		40.3%
-No.79 Courtyard (Phase IV)	17.7%		-		18.7%		-
-Kirin Bay (Phase I)	13.0%		14.9%		21.6%		3.8%
-Kirin Bay (Phase II)	3.5%		8.8%		15.3%		9.0%
-Kirin Bay (Phase III)	20.1%		20.7%		20.6%		20.7%
-Kirin Bay (Phase IV)	16.7%		10.8%		19.9%		10.8%
-Kirin County	-1949.2%		-54.4%		23.3%		-3.6%
-Property Service	-123.9%		-19.5%		-148.4%		-97.8%

Revenue, net.  Real estate sales represent revenue from the pre-sale of properties under development. For the six months and three months ended June 30, 2015 and 2014, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, Phase III and Phase IV), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue for the six months ended June 30, 2015 was $58.4 million, an increase of $10.8 million, or approximately 22.5%, compared to $47.6 million for the same period of 2014.  The revenue increased because of the sales of new phases: revenue from Phase IV of No. 79 Courtyard is $7.7 million in the first half year of 2015, while nil in the first half year of 2014, revenue from Phase III and Phase IV of Kirin Bay is $30.2 million in the first half year of 2015, increased by $15.8 as compared with $14.4 million in the first half year of 2014.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay (Phase IV) was $4.4 million, $1.7 million, $6.2 million, $7.7 million, $2.1 million, $5.7 million, $26.7 million and $3.5 million respectively, representing 7.6%, 3.0%, 10.7%, 13.1%, 3.5%, 9.8%, 45.8% and 5.9% of total revenue earned in the six months ended June 30, 2015. For the six months ended June 30, 2015, revenue of property service increased by $0.1 million as compared with the same period of 2014.

Our revenue from the pre-sale of real estate properties for the three months ended June 30, 2015 was $36.3 million, a decrease of $3.9 million, or approximately 9.7%, compared to $40.2 million for the same period of year 2014. Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay ( Phase IV) was $0.1 million, $1.0 million, $2.3 million, $6.0 million, $1.9 million, $3.1 million, $19.4 million and $2.4 million respectively, representing 0.1%, 2.7%, 6.2%, 16.6%, 5.1%, 8.6%, 53.4% and 6.6% of total revenue earned in the three months ended June 30, 2015.

The following tables set forth the percentage-of-completion (POC) by project for the period ended June 30, 2015 and 2014 and year ended December 31, 2014 and 2013:

	As at June 30, 2015	As at December 31, 2014	As at June 30, 2014	As at December 31, 2013
No.79 Courtyard Phase I	100%	96.1%	95.4%	95.3%
No.79 Courtyard Phase II	92.4%	88.0%	70.2%	59.1%
No.79 Courtyard Phase III	93.2%	86.3%	62.9%	53.6%
No.79 Courtyard Phase IV	55.2%	44.9%	-	-
Kirin Bay Phase I	99.4%	98.3%	92.6%	85.0%
Kirin Bay Phase II	93.3%	88.7%	74.1%	61.0%
Kirin Bay Phase III	69.4%	55.4%	40.2%	35.9%
Kirin Bay Phase IV	41.2%	22.9%	9.9%	-
Kirin County	100%	100%	100%	100%
Kirin Plaza	86.4%	85.8%	83.7%	82.9%

Kirin Bay is a four-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of issuance date of the Company’s Form 10-Q for the quarter ended March 31, 2015, (“the Form 10-Q”), we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011); for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued On November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); for Kirin Bay (Phase III), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on  March 26, 2013) and Pre-sales Permit (issued on September 18, 2013); and for Kirin Bay (Phase IV), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement permit (issued on April 9, 2014) and Pre-sales Permit (issued on May 27, 2014).

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

For Kirin Bay Project, we have obtained the land use right pursuant to our participation in the Kong Village Relocation Program.

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

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of June 30, 2015	Cumulative Customer deposits collected as of June 30, 2015	Contract value of pre-sale for the six months ended June 30, 2015	Customer deposits collected for the six months ended June 30, 2015
No.79 Courtyard Phase I	$128,252	133,263	72	254
No.79 Courtyard Phase II	37,996	38,535	234	444
No.79 Courtyard Phase III	59,897	56,665	3,383	7,327
No.79 Courtyard Phase IV	35,459	32,302	9,850	12,611
Kirin Bay Phase I	94,037	95,210	1,424	941
Kirin Bay Phase II	72,472	72,910	2,479	3,029
Kirin Bay Phase III	107,507	101,506	25,004	22,383
Kirin Bay Phase IV	19,286	18,532	4,007	3,711
Kirin County (including Kirin Plaza)	108,085	117,098	-72	-258

Cost  Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the six months ended June 30, 2015 were $48.8 million, an increase of $9.0 million, or 22.5%, compared to $39.8 million for the same period of 2014.  Our costs of real estate sales for the three months ended June 30, 2015 were $29.0 million, a decrease of $5.0 million, or approximately 14.9%, compared to $34.0 million for the same period of year 2014. Our total cost of real estate sales increased in relation to the increase of revenue. As under the percentage of completion method, revenue from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project.

Gross Profit   Gross profit was $9.6 million for the six months ended June 30, 2015 (gross profit ratio: 16.4%), increased by $1.8 million as compared to gross profit of $7.8 million (gross profit ratio: 16.4%) for the six months ended June 30, 2014.

Gross profit for the three months ended June 30, 2015 was $7.3 million (gross profit ratio: 20.2%), increased by $1.1 million as compared with gross profit of $6.2 million (gross profit ratio: 15.4%) for the same period of year 2014, due to the higher gross margin ratio of the commercial units of Kirin Bay Phase III and No.79 Courtyard Phase III

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the six months ended June 30, 2015 and 2014:

	Total	POC cumulative accomplished for the six months ended June 30,		Contract value of units sold for the six months ended June 30,		Revenue recognized for the six months ended June 30,
	GFA	2015	2014	2015	2014	2015	2014
No.79 Courtyard (Phase I)	130,096	100%	95.4%	$71,843	$1,241,795	$4,407,722	$1,233,400
No.79 Courtyard (Phase II)	45,122	92.4%	70.2%	234,404	289,274	1,745,267	4,062,993
No.79 Courtyard (Phase III)	47,960	93.2%	62.9%	3,383,441	5,728,422	6,235,760	7,407,678
No.79 Courtyard (Phase IV)	40,767	55.2%	-	9,850,060	-	7,661,764	-
Kirin Bay (Phase I)	163,607	99.4%	92.6%	1,423,825	3,842,813	2,058,221	9,315,855
Kirin Bay (Phase II)	92,043	93.3%	74.1%	2,479,368	5,576,264	5,737,910	10,297,884
Kirin Bay (Phase III)	130,734	69.4%	40.2%	25,003,702	24,063,303	26,736,383	13,099,974
Kirin Bay (Phase IV)	31,496	41.2%	9.9%	4,007,243	12,901,598	3,457,619	1,278,529
Kirin County	183,314	98.5%	98.3%	(72,293)	797,371	1,837	$720,713

Total	865,139			$46,381,593	$54,440,840	$58,042,483	$47,417,026

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the six months ended June 30, 2015 and 2014:

	2015			2014
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$-	-	$-	$822,694	545	$1,510
-commercial	-	-	-	-	-	-
-garage	71,843	145	495	419,101	657	638
No.79 Courtyard Phase II
-One elevator and four suites	-	-	-	184,133	143	1,288
-Parking lots	234,404	156	1,503	105,141	72	1,460
No.79 Courtyard Phase III
-residential	2,742,335	2,414	1,136	4,946,171	3,458	1,430
-commercial	532,672	216	2,466	474,363	123	3,857
-garage	108,434	151	718	307,888	281	1,096
No.79 Courtyard Phase IV
-residential	9,850,060	7,558	1,303	-	-	-
Kirin Bay Phase I
-residential	418,373	429	975	701,220	742	945
-commercial	947,944	282	3,362	1,388,353	500	2,777
-garage	57,508	70	822	1,753,240	3,101	565
Kirin Bay Phase II
-residential	2,115,597	1,936	1,093	5,228,198	4,180	1,251
-garage	363,771	952	382	348,066	557	625
Kirin Bay Phase III
-residential	24,577,542	27,408	897	23,369,411	25,994	899
-garage	426,160	571	746	693,892	951	730
Kirin Bay Phase IV
-residential	3,926,530	4,423	888	12,901,598	14,657	880
-garage	80,713	147	549	-	-	-
Kirin County
-residential	-	-	-	-	-	-
-commercial	(145,052)	195	(744)	632,563	794	797
-garage	72,759	319	228	164,808	738	223

Total	$46,381,593	47,372	$979	$54,440,840	57,493	$947

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended June 30, 2015 and 2014:

	2015			2014
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$-	-	$-	$819,786	545	$1,504
-commercial	-	-	-	-	-	-
-garage	39,807	29	1,373	286,745	339	848
No.79 Courtyard Phase II
-One elevator and four suites	-	-	-	183,716	143	1,285
-Parking lots	207,095	156	1,328	-	-	-
No.79 Courtyard Phase III
-residential	375,812	880	427	3,467,427	2,240	1,548
-commercial	1,152,190	353	3,264	329,554	89	3,703
-garage	50,349	108	466	96,249	86	1,119
No.79 Courtyard Phase IV
-residential	6,001,990	4,510	1,331	-	-	-
Kirin Bay Phase I
-residential	425,386	429	992	357,204	380	940
-commercial	947,944	282	3,362	1,388,353	500	2,777
-garage	6,086	(24)	(254)	292,269	553	529
Kirin Bay Phase II
-residential	285,625	264	1,082	3,348,954	2,857	1,172
-garage	187,213	584	321	237,255	372	638
Kirin Bay Phase III
-residential	11,404,231	12,644	902	18,955,468	21,180	895
-garage	143,138	190	753	371,125	516	719
Kirin Bay Phase IV
-residential	1,223,722	1,379	887	12,901,598	14,657	880
-garage	-	-	-	-	-	-
Kirin County
-residential	-	-	-	-	-	-
-commercial	-	-	-	529,591	678	781
-garage	40,926	175	234	49,995	254	197

Total	$22,491,514	21,959	$1,024	$43,615,289	45,389	$961

(1)	This column reflects the aggregate amount of all contracts entered into during the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the six months ended June 30, 2015 were $5.0 million, a decrease of $1.5 million, or 22.6%, from $6.5 million for the six months ended June 30, 2014. The decrease was because our overall operating expenses in staff salaries decreased by $0.3 million, advertising expenses decreased by $0.2 million and professional fee decreased by $0.8 million for the six months ended June 30, 2015 as compared to the same period of 2014.

Operating expenses for the three months ended June 30, 2015 were $2.4 million, a decrease of $0.3 million, or 13.2%, from $2.7 million for the three months ended June 30, 2014.

	Six Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$4,994,819	100%	$6,456,215	100%	$2,378,253	100%	$2,739,773	100%
Selling expenses	1,546,009	31.0%	1,665,126	25.8%	811,456	34.1%	885,298	32.3%
Advertising expense	760,138	15.2%	997,724	15.5%	459,214	19.3%	517,761	18.9%
Staff salaries	352,279	7.1%	218,659	3.4%	160,854	6.8%	136,880	5.0%
Office and Administrative expenses	433,592	8.7%	448,743	7.0%	191,388	8.0%	230,657	8.4%
General and administrative expenses	3,448,810	69.0%	4,791,089	74.2%	1,566,797	65.9%	1,854,475	67.7%
Staff salaries	1,279,780	25.6%	1,740,919	27.0%	687,379	28.9%	770,005	28.1%
Professional expenses	916,120	18.3%	1,720,795	26.7%	341,122	14.3%	499,279	18.2%
Office and Administrative expenses	1,252,910	25.1%	1,329,375	20.6%	538,296	22.6%	585,191	21.4%

●	Advertising Expenses. Our advertising expenses decreased from $1.0 million for the six months ended June 30, 2014 to $0.8 million for the same period of 2015. Such decrease was mainly a result of our No.79 Courtyard and Kirin Bay projects are well-known projects in Xingtai City, no much additional advertising fee spent on promoting projects.

●	Professional and related Expense. Our professional expense decreased from $1.7 million for the six months ended June 30, 2014 to $0.9 million for the six months ended June 30, 2015. The decrease was due to service fee of related party decreased by $0.9 million.

●	Staff salaries. Our staff salaries decreased from $2.0 million for the six months ended June 30, 2015 to $1.6 million for the six months ended June 30, 2015 as a result of staff number decrease.

Interest Expense, net. Our net interest expense was $1.3 million for the six months ended June 30, 2015, a decrease of $1.5 million, or 52.7%, from $2.8 million for the same period of 2014.   The decrease was due to: 1) the interest expense for the six months ended June 30, 2015 decreased from $5.3 million for the same period of 2014 to $4.8 million, decreased by $0.5 million, the company repaid more loan to financial institution in the first half year of 2015. 2) the Company recognizes interest income from loans to related parties, which was $3.5 million for the six months ended June 30, 2015, increased by $1.0 million as compared to $2.5 million interest income for the six months ended June 30, 2014.

Our net interest expense was $0.7 million and $1.3 million for the three months ended June 30, 2015 and 2014.  The decrease was due to the company recognized interest income from loans to related parties, which was $2.0 million for the three months ended June 30, 2015, increased by $ 0.8 million as compared to $1.2 million interest income for the three months ended June 30, 2014.

Other non - operating income (loss). Other Non-operating income was $2.2 million for the six months ended June 30, 2015, an increase of $2.0 million, or 1158.6%, from $0.2 million for the same period of 2014. Other non-operating income was the gain from the disposal of building units and land, according to the full accrual method, the Company recognized the gain from land sales of $1.7 million in the first half year of 2015.

Income Taxes. Income taxes expense for the six months ended June 30, 2015 totaled $3.3 million, an increase of $2.5 million or 308.6% from income taxes expense of $0.8 million for the six months ended June 30, 2014. Income taxes increased because: 1) Deferred tax expense increased by $2.4 million mainly due to deferred tax liabilities arose from interest income and revenue recognition; 2) Current income tax expense increased by $0.4 million, meanwhile LAT expense decreased by $0.2 million as compare for the same period of 2014. Income taxes expense for the three months ended June 30, 2015 totaled $1.7 million, an increase of $0.3 million from income taxes expense of $1.4 million for the three months ended June 30, 2014.

Net Income (Loss). Net income for the six months ended June 30, 2015 was $2.9 million, compared to net loss of $1.6 million for the six months ended June 30, 2014, there was an increase of $4.5 million or 284.1%. Net income increased because gross profit increased by $1.8 million, other income increased by $3.8 million and the operating and administrative expense decreased $1.5 million, meanwhile income tax expense increased $2.5 million for the six months ended June 30, 2015 as compared with the same period of 2014.

Our net income for the three months ended June 30, 2015 was $4.4 million, an increase of $3.7 million, from net income of $0.7 million for the three months ended June 30, 2014. Net income increased due to the gross profit increased by $1.1 million, other income increased by $2.5 million, the operating and administrative expenses decreased by $0.4 million, meanwhile, income tax increased by $0.3 million, as compared with the same period ended June 30, 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Net cash provided by (used in) operating activities	$3,386,989	$(15,179,240)
Net cash provided by (used in) investing activities	(12,036,793)	9,843,386
Cash flows provided by (used in) financing activities	(2,994,564)	2,929,635
Effect of exchange rate changes on cash and cash equivalent	122,259	(282,048)
Net decrease in cash and cash equivalents	(11,522,109)	(2,688,267)
Cash and cash equivalents - beginning of period	22,004,479	23,407,551
Cash and cash equivalents - end of period	10,482,370	20,719,284

We had a balance of cash and cash equivalents of $10.5 million as of June 30, 2015 compared with a balance $20.7 million as of June 30, 2014. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow provided by operating activities was $3.4 million for the six months ended June 30, 2015, compared to net cash outflow used in operating activities of $15.2 million for the six months ended June 30, 2014, an increase of $18.6 million. The increase in net cash inflows provided by operating activities was primarily due to the following:

●	We had $2.9 net income in the six months ended June 30, 2015. In the same period of 2014, we had net loss of $1.6 million, which led to a $4.5 million increase in net cash inflow from operating activities.

●	We had $20.6 million cash inflow from real estate property completed and real estate property under development (combination of accounts payable) for the six months ended June 30, 2015. In the same period of 2014, we invested $2.0 million on our projects, this accounted for $22.6 million increase in the net cash inflow from operating activities;

●	Changes in customer deposit provided $12.3 million cash outflow for the six months ended June 30, 2015. In the same period of 2014, changes in customer deposit contributed $3.7 million cash inflow, which led to a $16.0 million increase in the net cash outflow from operating activities.

●	Changes in prepayments provided $7.1 million cash inflow for the six months ended June 30, 2015. In the same period of 2014, changes in prepayments contributed $3.2 million cash outflow, which led to a $10.3 million increase in the net cash inflow from operating activities.

●	Changes in receivable from a trust equity owner provided $4.4 million cash inflow for the six months ended June 30, 2015. In the same period of 2014, changes in receivable from a trust equity owner contributed $1.4 million cash inflow, which led to a $3.0 million increase in the net cash inflow from operating activities.

●	Changes in other receivable provided $6.3 million cash outflow for the six months ended June 30, 2015. In the same period of 2014, changes in other receivable contributed $24.2 million cash outflow, which led to a $17.9 million decrease in net cash outflow from operating activities.

●	Revenue in excess of billing and Accounts receivable provided $2.2 million cash inflow for the six months ended June 30, 2015. In the same period of 2014, Revenue in excess of billing and Account receivable contributed $3.6 million cash inflow, which led to a $1.4 million decrease in the net cash inflow from operating activities.

●	Changes in other payable provided $2.5 million cash outflow for the six months ended June 30, 2015. In the same period of 2014, changes in other payable contributed $5.7 million cash inflow, which led to an $8.2 million increase in net cash outflow from operating activities.

●	Changes in income tax payable (combination of other taxes payable) provided $2.1 million cash outflow for the six months ended June 30, 2015. In the same period of 2014, changes in tax payable contributed $0.2 million cash outflow, which led to a $1.9 million increase in the net cash outflow from operating activities.

●	Change in restricted cash provided $10.3 million cash outflow for the six months ended June 30, 2015, compared to restricted cash generated $1.5 million cash inflow in the same period of 2014, which led to $11.8 million increase in net cash outflow.

Investing Activities. Net cash outflow used in investing activities was $12.0 million for the six months ended June 30, 2015, compared to net cash inflow of $9.8 million provided by investing activities for the six months ended June 30, 2014, represented an increase of $21.8 million in the net cash outflow from investing activities. The Company loans repaid from related parties increased by $2.0 million, meanwhile, loans paid to related party increased by $26.8 million in the first half year of 2015 as compared with the same period of 2014.

Financing Activities. Net cash outflow used in financing activities was $3.0 million for the six months ended June 30, 2015, compared to $2.9 million cash inflows provided by financing activities for the six months ended June 30, 2014, an increase of cash outflows of $5.9 million. This was mainly due to an increase of repayment of financial institution loan of $10.6 million in the first half year of 2015 as compared with the same period of 2014, meanwhile, an increase of $1.8 million of financial institution loan received in the first half year of 2015 as compared with same period of 2014 and the Company received $2.8 million cash inflow from note payable in the first half year of 2015.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the six months ended of June 30, 2015

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$87,179	$74,083	$13,096
Costs of land use rights	3,832	3,832	-
Non-cancellable construction contract obligations	122,736	122,736	-

Total	213,747	200,651	13,096

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

As of June 30, 2015, we entered into non-cancellable agreements with several contractors for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $122.7 million.

Material Financial Obligations

Loans Payable

As of June 30, 2015 our total loan balance was $87.2 million.

	June 30,	December 31,
	2015	2014
	(Unaudited)

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015, maturity extended to March 30, 2016, at 9.84% per annum	11,131,483	11,050,621
Original loan due May 30, 2015, maturity extended to December 30, 2015, at 9.84% per annum	7,857,517	7,800,439
Due September 30, 2015, at 9.84% per annum	7,857,517	7,800,439
Due January 30, 2016, at 9.84% per annum	7,857,517	7,800,439
Due May 30, 2016, at 9.84% per annum	7,857,517	7,800,439
	42,561,551	42,252,377
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	6,547,930	6,500,366
Due May 19, 2015, at 9.225% per annum	-	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
	6,547,930	16,250,914
Loans from HebeiXingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”)	-	3,250,183
Due May 8, 2015, at 12.036% per annum (“Syndicated Loans 2014”)	-	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”) (note (b))	-	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”) (note (a))	-	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,910,948	4,875,274
Due November 12, 2015, at 15.00% per annum (“Entrust Loan 2014”)	1,933,277	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”) (note (b))	-	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,087,153	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	8,184,914	-
Due April 22, 2015, at 15.46% per annum (“Credit Union 2015 Short-term loan”)	3,273,965	-
Due May 14, 2016, at 13.01% per annum (“Garden 2015 Loan”)	2,946,569	-
Due May 7, 2016, at 13.11% per annum (“HebeiZhongding Loans 2015”)	7,366,422	-
Due June 10, 2016, at 13.01% per annum (“Zhongding Kirin Loan 2015”)	7,366,422	-
	38,069,670	33,809,845

	$87,179,151	$92,313,136

Note (a): The Company repaid this loan in May, 2015.

Note (b): The Company repaid these loans in June, 2015.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans Syndicated Loans 2014, Zhongding Kirin 2014 Loan, Garden 2015 Loan, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2015 Short-term Loan was guaranteed by HebeiYoerma and Zhongding Kirin Loan 2014 was guaranteed by an unrelated party company as arranged by the financial institution.  The Company did not pay for the guarantees.

As of June 30, 2015 and December 31, 2014, ICBC 2012 Loans, ICBC 2013 Loans, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015 were secured by the Company’s real estate held for development and land use right with carrying value of approximately $118,940,000 (unaudited) and $87,030,000, respectively.

As of June 30, 2015 and December 31, 2014, Garden 2014 Loan and Syndicated Loans 2015 were secured by land use right owned by Zhenjiang Huaxia Kirin Real Estate Co., Ltd with carry value of approximately $31,900,000 (unaudited) and $12,280,000, respectively. Garden 2015 Loan was secured by HebeiYoerma’s land use right and property right with carrying value of $6,330,000.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,933,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,087,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd(note(a))
Due October 14, 2015, at 18% per annum	$16,369,827	$27,626,554
Due October 14, 2015, no interest	2,128,078	4,532,380
	18,497,905	32,158,934
Zhuolu Huada Real Estate Development Co., Ltd
Original loan due August 5, 2015, maturity extended to August 5, 2016, at 20% per annum	4,870,024	4,834,647
Zhenjiang Huaxia Kirin Real Estate Development Co., Ltd
Due October 16. 2017, at 7.92% per annum	4,910,948	4,875,274
Due February 8, 2017, at 8.90% per annum	8,184,914	-
Due December 31, 2015, at 15% per annum	6,106,764	-
	19,202,626	4,875,274
Langfang Hualin Real Estate Development Co., Ltd
Due February 9, 2016, at 15% per annum	13,914	-
Due March 18, 2016, at 15% per annum	24,555	-
Due May 13, 2016, at 15% per annum	42,562	-
Due July 9, 2016, at 15% per annum	8,185	-
	89,216	-
Huaxia Kirin (Beijing) Investment Co., Ltd
Due December 31, 2016, at 18% per annum	5,729,439	-

Huaxia Brother (Beijing) Investment Management Co., Ltd
Due December 31, 2016, at 18% per annum	3,349,267	-

Beijing Huaxia Kirin Investment Development Co., Ltd
Due December 31, 2016, at 18% per annum	2,432,556	-

Interest income receivables	9,631,063	6,484,246

	$63,802,096	$48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 (approximately $13,660,000, at historical exchange rate) from HuaxiaHuifeng.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at June 30, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($26,191,723 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at June 30, 2015, the Company had a remaining $1,138,567 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(42,844,129)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	17,790,973	21,692,272
Gross earned government grant held by a related party	26,191,723	26,001,463

Receivable from a trust equity owner	$1,138,567	$5,415,488

(4) Prepayment to related party

Please see Note 8 – Prepayments

(5) Loan related to related party

Please see Note 18 Credit Union 2014 and 2015 Short-term Loan, Entrusted loan 2014 and 2015, Garden 2014 and 2015 Loan, Syndicated loans 2015.

(6) Balances with a related party supplier

Please see Note 9 – Other receivables and Note 14 – Other Payables and Accrued liabilities.

(7) Service fee

For six months ended June 30, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $196,000) and RMB 2,400,000 (approximately $391,000), respectively. For three months ended June 30, 2015 and 2014, the Company recorded service fee with an amount of RMB nil and RMB 1,200,000 (approximately $196,000), respectively. The service was received from affiliate companies designated by Jianfeng Guo.

(8) Notes Receivable

Please see Note 6 – Notes Receivable.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2014, the FASB issued Accounting Standards Update (ASU) No.2014-15, “Presentation of Financial Statements-Going Concern”. Effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

On April, 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, entitled Simplifying the Presentation of Debt Issuance Costs. The ASU amends the guidance in the FASB Accounting Standards Codification (FASB ASC) Topic 835, entitled Interest-Imputation of Interest. The objective of the amendments in this Update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The Company is currently in the process of evaluation the impact of the adoption of ASU 2014-09, ASU 2014-15 and ASU 2015-03 on its consolidated financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of June 30, 2015.

●	We do not have a functional audit committee; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, there are no materials pending legal proceedings to which we are a party or of which any of our property is the subject. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

KIRIN INTERNATIONAL HOLDING, INC.

Dated: August 19, 2015	By:	/s/ Jianfeng Guo
Jianfeng Guo
Chief Executive Officer

Dated: August 19, 2015	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

