Form 10-Q
period 2015-09-30
Kirin International Holding, Inc.
filed 2015-12-18
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-166343

KIRIN INTERNATIONAL HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1528 Brookhollow Drive, Suite 100 Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 581-4335

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

The registrant had 20,596,546 shares of common stock, $0.0001 per share, outstanding at December 18, 2015.

KIRIN INTERNATIONAL HOLDING, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$12,178,321	$22,004,479
Restricted cash	13,648,713	6,785,042
Short-term investment	471,416	487,527
Accounts receivable	5,061,087	58,202
Notes receivable from a related party	600,000	600,000
Revenue in excess of billings	19,076,999	13,586,442
Prepayments	15,223,406	26,448,654
Prepayment for entrust investment	4,000,000	-
Other receivables	29,629,450	28,549,244
Other receivable for entrust investment	6,000,000	-
Receivable from a trust equity owner	2,410,897	5,415,488
Loan to related parties	64,592,484	48,353,101
Real estate property completed	19,064,124	1,441,194
Real estate properties and land lots under development	147,857,192	187,445,154
Long-term investments	7,614,108	7,850,402
Property and equipment, net	2,602,773	7,477,607
Deferred tax assets	3,686,204	5,791,051

Total assets	$353,717,174	$362,293,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Notes payable to a related party	$2,800,000	$-
Accounts payable	102,280,112	102,265,749
Income taxes payable	2,124,135	1,904,666
Other taxes payable	1,026,765	2,263,163
Entrust investment from a related party	9,772,942	-
Other payables and accrued liabilities	20,012,067	23,455,757
Customer deposits	69,133,304	83,522,070
Loans payable	81,381,894	92,313,136
Deferred tax liabilities	1,277,735	266,003

Total liabilities	289,808,954	305,990,544

Commitments and contingencies

Stockholders’ equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 20,596,546 shares issued and outstanding	2,060	2,060
Additional paid-in capital	38,816,266	37,149,630
Statutory reserve	1,403,154	1,403,154
Retained earnings	15,598,554	8,967,841
Accumulated other comprehensive income	6,648,677	8,110,120
Total Kirin International Holding, Inc.’s equity	62,468,711	55,632,805
Non-controlling interest	1,439,509	670,238
Total Stockholders’ equity	63,908,220	56,303,043
Total liabilities and stockholders’ equity	$353,717,174	$362,293,587

See notes to the unaudited condensed consolidated financial statements

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, all liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Revised)		(Revised)

Revenue, net	$100,693,548	$82,263,479	$42,339,003	$34,621,648
Cost of sales	80,210,964	70,402,868	31,453,385	30,593,245
Gross profit	20,482,584	11,860,611	10,885,618	4,028,403

Operating expenses
Selling expenses	2,476,160	2,794,450	930,151	1,129,324
General and administrative expenses	5,304,295	6,525,672	1,855,485	1,734,583

Total operating expenses	7,780,455	9,320,122	2,785,636	2,863,907

Income from operations	12,702,129	2,540,489	8,099,982	1,164,496

Other income (expenses)
Investment income (loss)	786,806	504,548	-	-
Interest income	5,619,986	3,721,344	2,139,175	1,251,621
Interest expense	(7,198,617)	(8,029,790)	(2,383,685)	(2,736,939)
Other non-operating income (loss)	2,598,487	(390,840)	443,195	(562,091)

Total other income (expenses)	1,806,662	(4,194,738)	198,685	(2,047,409)

Income (loss) before income taxes	14,508,791	(1,654,249)	8,298,667	(882,913)

Income taxes expense	7,107,968	1,479,121	3,806,223	671,076

Net income (loss)	7,400,823	(3,133,370)	4,492,444	(1,553,989)
Less: net income (loss) attributable to non-controlling interest	770,110	(70,912)	9,332	(26,857)
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	$6,630,713	$(3,062,458)	$4,483,112	$(1,527,132)
Net income (loss)	7,400,823	(3,133,370)	4,492,444	(1,553,989)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,461,443)	(411,022)	(1,786,263)	13,392
Total comprehensive income (loss)	5,939,380	(3,544,392)	2,706,181	(1,540,597)
Less: other comprehensive income (loss) attributable to non-controlling interest	770,110	(70,912)	9,332	(26,857)
Comprehensive income (loss) attributable to stockholder of Kirin International Holding, Inc.	$5,169,270	$(3,473,480)	$2,696,849	$(1,513,740)

Basic and diluted income (loss) per share	$0.32	$(0.15)	$0.22	$(0.07)
Basic and diluted weighted average shares outstanding	20,596,546	20,596,546	20,596,546	20,596,546

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited) (Revised)
Cash flows from operating activities:
Net income (loss)	$7,400,823	$(3,133,370)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	111,355	171,441
Gain on disposal of land	(2,688,811)	(171,251)
Interest income from related parties	(5,606,467)	(3,721,344)
Deferred tax expense (benefit)	3,024,437	(938,040)
Investment income	(786,806)	(504,548)

Changes in operating assets and liabilities
Restricted cash	(7,306,379)	(5,168,414)
Accounts receivable	(5,159,620)	102,488
Revenue in excess of billings	(6,122,626)	1,586,253
Prepayments	10,067,102	(2,867,472)
Other receivables	(3,487,918)	(22,503,679)
Receivable from a trust equity owner	2,693,433	(619,651)
Real estate property completed	(18,215,256)	530,370
Real estate properties and land lots under development	34,806,125	(12,149,045)
Accounts payable	3,512,828	22,745,416
Income taxes payable	291,117	(44,644)
Other taxes payable	(1,191,159)	(670,595)
Other payables and accrued liabilities	477,679	6,871,532
Customer deposits	(11,254,381)	2,539,525

Net cash provided by (used in) operating activities	565,476	(17,945,028)

Cash flows from investing activities:
Purchases of equipment	(432,044)	(2,945,221)
Proceeds from disposal of land	7,831,017	598,626
Repayment of loans from related parties	15,467,123	1,138,169
Loans to related parties	(28,247,769)	(5,975,387)
Repayment of short-term loan from related parties	-	12,178,406
Notes receivable from a related party	-	812,978
Payment of short-term investment	(1,619,827)	-
Repayment of short-term investment	1,619,827	-
Cash outflow from disposal of subsidiary	(180,175)	-
Cash paid for investment at cost	-	(783,042)
Cash received from investment income	786,806	504,548

Net cash provided by (used in) investing activities	(4,775,042)	5,529,077

Cash flows from financing activities:
Proceeds from financial institution loans	35,271,726	42,274,842
Repayment of financial institution loans	(43,395,284)	(40,161,100)
Proceeds from Notes payable to a related party	2,800,000	-
Proceeds from entrust investment from a related party	10,074,196	-
Prepayment for entrust investment	(4,000,000)	-
Other receivable for entrust investment	(6,000,000)	-
Distribution to non-controlling stockholder of Greenfield	(838)	-

Net cash provided by (used in) financing activities	(5,250,200)	2,113,742

Effect of exchange rate changes on cash and cash equivalents	(366,392)	(124,208)
Net decrease in cash and cash equivalents	(9,826,158)	(10,426,417)

Cash and cash equivalents - beginning of the period	22,004,479	23,407,551

Cash and cash equivalents - end of the period	$12,178,321	$12,981,134

Supplementary cash flow information
Cash paid for income tax	$1,092,849	$1,338,986
Cash paid for interest expense	$6,405,953	$6,077,980

See notes to the unaudited condensed consolidated financial statements

KIRIN INTERNATIONAL HOLDING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, as of September 30, 2015)

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

As at September 30, 2015, the Company had following wholly-owned entities, VIEs and VIEs’ subsidiaries:

	Place of Incorporation	Date of Incorporation	Principal Activities

Subsidiaries
Kirin China Holding Limited (“Kirin China”)	British Virgin Islands	July 6, 2010	Investment holding
Kirin Huaxia Development Limited (“Kirin Development”)	Hong Kong, China	July 27, 2010	Investment holding
Shijiazhuang Kirin Management Consulting Co., Ltd. (“Kirin Management”)	Shijiazhuang, Hebei province, China	December 22, 2010	Primary beneficiary of VIEs
Spectrum International Enterprise, LLC	State of California, United States of America.	January 11, 2013	Property holding
Brookhollow Lake, LLC	State of California, United States of America	February 8, 2013	Property holding
Greenfield International Corporation *	State of California, United States of America	August 12, 2013	Whole sale Agent of Food & Grocery
Kirin Hopkins Real Estate Group, LLC	State of California, United States of America	July 23, 2013	Real estate development
Newport Property Holding, LLC	State of California, United States of America	July 11, 2013	Real estate investment and management
Kirin Alamo, LLC	State of California, United States of America	December 09, 2013	Real Estate development
Archway Development Group LLC	State of California, United States of America	April 30, 2014	Real Estate development
HHC-6055 Centre Drive, LLC	State of California, United States of America	April 30, 2014	Real Estate development
Parasol Co. (formerly named as Applecrate, INC)	State of California, United States of America	November 11, 2014	E-Commerce Retail/Wholesale
VIEs
HebeiZhongding Real Estate Development Co., Ltd. (“HebeiZhongding”)	Xingtai, Hebei province, China	July 16, 2007	Real estate development
XingtaiZhongdingJiye Real Estate Development Co., Ltd. (“ZhongdingJiye”, “XingtaiZhongding”)	Xingtai, Hebei province, China	August 7, 2008	Real estate development

Subsidiaries of VIEs Subsidiaries of HebeiZhongding
XingtaiZhongding Construction Project Management Co., Ltd.	Xingtai, Hebei province, China	September 3, 2007	Dormant
Subsidiaries of XingtaiZhongding
XingtaiZhongding Kirin Real Estate Development Co., Ltd. (formerly named as XingtaiZhongding Business Service Co., Ltd., “Business Service”, “Zhongding Kirin”)	Xingtai, Hebei province, China	July 29, 2008	Real estate development
Huaxia Kirin (Beijing) Garden Project Co., Ltd.	Beijing, China	January 19, 2010	Garden design and planting
Xingtai Zhongding Hetai Real Estate Development Co., Ltd (formerly named as XingtaiHetai Real Estate Development Co., Ltd.)	Xingtai, Hebei province, China	December 6, 2010	Real estate development
Huaxia Kirin (Beijing) Property Management Co., Ltd.** (“Beijing Property”)	Beijing, China	December 19, 2011	Property management
HebeiZhongding Property Service Co., Ltd.** (“Hebei Property”)	Xingtai, Hebei province, China	December 19, 2011	Property management

* In January 2015, Greenfield International Corporation was closed.

** On September 30, 2015, these two subsidiaries were disposed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the nine months and three months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q is referred to Kirin International Holding, Inc. (“the Company”) Form 10-K for the year ended December 31, 2014 for further information. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2015, the results of operations for the nine months and three months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the nine months and three months ended September 30, 2015 are not necessarily indicative of the operating results for the year. The unaudited condensed consolidated balance sheets as of September 30, 2015 and consolidated balance sheet as of December 31, 2014, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months and three months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014 include those of the Company, its subsidiaries and VIEs, and subsidiaries of VIEs. All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated  balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

Reclassifications

Certain amounts in the September 30, 2014 unaudited condensed consolidated financial statement and December 31, 2014 consolidated financial statements have been reclassified to conform to the September 30, 2015 presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include percentage-of-completion of properties under construction and related revenue and costs recognized, allowance for doubtful accounts, recoverability of deferred tax assets, and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  Under certain circumstances, for example, changes in floor size or floor plan of a property due to legal compliance requirements, or change of deliverable standards upon request of major customers, the Company may agree to revise the pre-sale contract price to match conditions of the properties to be delivered to customers.  Furthermore, the Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as a reduction of revenue in the current period on a cumulative catch-up basis.

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

In 2008, XingtaiZhongding was entitled to a government grant of RMB 160,000,000 (approximately $22,981,000 translated at historical exchange rate) related to Kirin County project to subsidize the modernization of the neighborhood where the real estate project is situated, and control of property price volatility.  The Company believes the government’s demands associated with the grant are gradually fulfilled as the construction and pre-sale of Kirin County make progress, and accordingly recognizes grant income at the percentage of construction completed during the year of the total grant amount.   All government grants related to Kirin County have been recognized through 2009 to 2012 as the construction of Kirin County goes on during the years.  The local government has arranged a lump sum payment of the grant to XingtaiJiye Business Investment Co., Ltd. (“Business Investment”), a related party of the Company, prior to the grant’s conditions being met out of financial consideration because it lacked managing staff and concerned that the funds would be re-assigned or invalidated without an immediate recipient.  Pursuant to the arrangement, Business Investment provides this grant money to XingtaiZhongding in proportion to the percentage of the project completed as a measure to ensure that the project satisfies the grant’s guidelines.  The grant does not have refund conditions and the Company believes government will not revoke the grant or claw back cash remitted to the escrow account unless the construction and sale of Kirin County project is cancelled by the Company.  As of September 30, 2015, the Company didn’t receive any request from the government demanding revocation and/or partial refund of the grant previously given, and the Company expects no development relating to the Kirin County project will cause the government to request the grant’s refund in next twelve months.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. As of September 30, 2015 and December 31, 2014, $nil and $124,921 were capitalized as properties under development, respectively.

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

Restricted Cash

There are two important timings for mortgage business of PRC banks: (1) Execution of mortgage agreement: PRC banks grant mortgage loans to home purchasers and will credit the full amount to the Company account once the bank and the purchaser enter into mortgage agreement, which generally will be before the completion of the construction of projects.  (2) Issuance of House Ownership Certificate to the purchasers. At the time of execution of mortgage agreement, there are no House Ownership Certificate therefore the purchaser has no legal right to the house and therefore they cannot mortgage the house to banks. Banks will ask the developer to provide guarantee to the loan instead. When the House Ownership Certificate is issued, banks will release the guarantee ability of the developer and mortgage the house in question.  If the condominiums are not completed and the new homebuyers have no House Ownership Certificate, to secure the loan, as a common practice in China, the banks will release only 95% loan to the Company and will require that the Company open a separate account with the bank and deposit and freeze the remaining 5% of the mortgage amount to further secure the bank’s interests before the mortgage of the house with House Ownership Certificate. Because bank requires the freeze of the 5% deposit, the amount therein shall be classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after homebuyers have obtained the House Ownership Certificate and mortgage the house to bank. Total restricted cash amounted to $13,648,713 (unaudited) and $6,785,042 as of September 30, 2015 and December 31, 2014, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts. Besides this, deposits for bank acceptance notes required by PRC banks are also disclosed as restricted cash.

Short-term Investments

The classification of investment securities is based on the Company’s intent, which is re-evaluated at each balance sheet date, with respect to those securities. Short-term investments refer to the securities that the Company has positive intent and ability to hold to maturity and stated at amortized cost. The Company received $117,842 (unaudited) as dividend for the nine months ended September 30, 2015.

Long-term Investments

Investments in securities of private companies the Company does not have a controlling interest and is unable to exercise significant influence are accounted for using cost method of accounting. The Company evaluates at each period end whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investments. If a decline in fair value is determined to be other than temporary, an impairment loss is recognized to reduce an investment’s cost to its fair value. The Company received $662,833 (unaudited) and $504,548 (unaudited) as dividend for the nine months ended September 30, 2015 and 2014, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) during the nine months and three months ended September 30, 2015 and 2014 was the foreign currency translation adjustment.

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

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the nine months ended September 30, 2015 and 2014, the Company recorded an advertising expense of $1,300,918 (unaudited) and $1,789,192 (unaudited), respectively. For the three months ended September 30, 2015 and 2014, the Company recorded an advertising expense of $540,780 (unaudited) and $791,467 (unaudited), respectively.

Property Warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold as stipulated in the relevant sales contracts. The warranty period varies from two to five years, depending on different property components the warranty covers.

The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company withholds up to 5% of the contract total payment from contractors for periods of two to five years. These amounts are included in liabilities, and are only paid to the extent that there have been no warranty claims against the Company relating to the work performed or materials supplied by the contractors.  As of September 30, 2015 and December 31, 2014, the Company retained $103,397 (unaudited) and $117,218 contract payment to contractors, and the Company didn’t experience any incidences where the withheld amounts were less than the amounts the Company had to pay for the defects of properties.  The Company didn’t provide any warranty reserve as prospective expenditure amount on property warranty by the Company is insignificant.  For the nine months and three months ended September 30, 2015 and 2014, the Company didn’t incur incidental costs in addition to the amount retained from contractors.

Impairment Losses

Completed real estate properties and land lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, a property that is considered impaired is written down to its fair value less costs to sell. Impairment losses are recognized through a charge to expense. No impairment of completed real estate properties or land lots was recognized for the nine months and three months ended September 30, 2015 and 2014.

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

Correction of Prior Period Financial Statements

During the three months ended March 31, 2015, management determined that service fee incurred in connection with obtaining the loans should be deferred and amortized over the period of the related loans under straight-line method. In prior years, the Company had deferred the service fee and expensed when the loans are due. The Company has adjusted its December 31, 2014 consolidated balance sheet and its condensed consolidated statements of operations comprehensive income (loss) for the nine months and three months ended September 30, 2014.

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

The following tables detail the corrections and impact to the condensed consolidated statements of operations comprehensive income (loss) for the nine months and three months ended September 30, 2014

	For the Nine months Ended September 30, 2014			For the Three Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Currently Reported	As Previously Reported	Adjustment	As Currently Reported
Interest expense	$(7,573,694)	(456,096)	$(8,029,790)	$(2,581,794)	$(155,145)	$(2,736,939)
Total other expense	(3,738,642)	(456,096)	(4,194,738)	(1,892,264)	(155,145)	(2,047,409)
Loss before income taxes	(1,198,153)	(456,096)	(1,654,249)	(727,768)	(155,145)	(882,913)
Income taxes expense (benefit)	1,593,145	(114,024)	1,479,121	709,862	(38,786)	671,076
Net loss	(2,791,298)	(342,072)	(3,133,370)	(1,437,630)	(116,359)	(1,553,989)
Net income (loss) attributable to stockholder of Kirin International Holding, Inc.	(2,720,386)	(342,072)	(3,062,458)	(1,410,773)	(116,359)	(1,527,132)
Foreign currency translation adjustment	(414,423)	3,401	(411,022)	13,692	(300)	13,392
Total comprehensive loss	(3,205,721)	(338,671)	(3,544,392)	(1,423,938)	(116,659)	(1,540,597)
Comprehensive loss attributable to stockholder of Kirin International Holding, Inc.	(3,134,809)	(338,671)	(3,473,480)	(1,397,081)	(116,659)	(1,513,740)
Basic and diluted loss per share	(0.14)	(0.01)	(0.15)	(0.07)	(0.00)	(0.07)

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
ASSETS

Cash and cash equivalents	$7,319,377	$21,084,446
Restricted cash	13,648,713	6,785,042
Short-term Investment	471,416	487,527
Accounts receivable	5,061,087	58,202
Revenue in excess of billings	19,076,999	13,586,442
Prepayments	15,223,406	26,448,654
Other receivables	50,172,637	42,314,953
Receivable from a trust equity owner	8,848,522	11,853,261
Loan to related parties	64,592,484	48,353,101
Real estate property completed	19,064,124	1,441,194
Real estate properties and land lots under development	136,398,278	178,040,195
Investment at cost	6,914,108	7,150,402
Property and equipment, net	302,842	466,557
Deferred tax assets	3,686,204	5,791,051

Total assets	$350,780,197	$363,861,027

LIABILITIES

Accounts payable	$102,280,112	$102,265,749
Income taxes payable	2,124,135	1,904,666
Other taxes payable	1,026,765	2,263,163
Entrust investment from a related party	9,772,942	-
Other payables and accrued liabilities	19,085,763	23,325,237
Customer deposits	69,133,304	83,507,580
Financial institution loans	81,381,894	92,313,136
Deferred tax liabilities	1,277,735	266,003

Total liabilities	$286,082,650	$305,845,534

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, all liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the nine months and three months ended September 30, 2015 and 2014, the financial performance of VIEs is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Revised)		(Revised)

Revenue, net	$100,693,548	$82,156,034	$42,339,003	$34,581,348
Cost of sales	$80,210,964	$70,402,868	$31,453,385	$30,593,245
Operation expenses	$5,240,700	$7,805,389	$1,709,980	$2,494,436
Net income (loss)	$7,197,687	$(1,893,836)	$4,997,911	$(1,221,321)

Note 4 – Short-term Investments

On December 15, 2014 and February 15, 2015, the Company invested RMB 3,000,000 (approximately $488,000 at historical exchange rate, maturing in one year) and RMB 10,000,000 (approximately $1,637,000, historical exchange rate, matured in three months and repaid on April 30, 2015), respectively, in a financial instrument managed by Xingtai Small and Micro Enterprises Investment Association. The company received $117,842 (unaudited) and nil investment income for the nine and three months ended September 30, 2015, respectively.

Note 5 – Accounts Receivable

Accounts receivable consists of property management fee receivable and balances due from completed properties, the Company recognizes related revenue after customers have made sufficient down payment.

As of September 30, 2015 and December 31, 2014, accounts receivable due from complete properties represents  billed balances of Kirin County project, No.79 Courtyard Phase I, Phase II, Phase III and Kirin Bay Phase I as the construction is completed and related condominium units are available for delivery to customers. The customers will pay the remaining balance in  three to six months.

Receivables from sales of condominium units are collateralized by underlying properties’ Ownership Certificates and bear no interest.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Receivable from sales of condominium units	$5,061,087	$55,375
Receivable from property management	-	2,827

	$5,061,087	$58,202

Note 6 – Notes Receivable from a related party

	September 30,	December 31,
	2015	2014
	(Unaudited)

Receivable from individual (Promissory note)	$600,000	$600,000

The Promissory note with original principle amount of $600,000 will be due on August 16, 2016, at the rate of 3% per annum; it is due from a shareholder of Hopkins Kirin Facilities Group, LLC.

Note 7 – Revenue in Excess of Billings

Revenue in excess of billings represents the amount revenue recognized for certain residential and commercial units in Kirin Plaza, No. 79 Courtyard and Kirin Bay in accordance with the percentage-of-completion method over the cumulative payments received from respective customers.  Pursuant to sales contracts, customers are required to pay a minimum 20% of the full contract amount as a down payment, and pay the remaining balances before delivery of the properties by the Company, which is expected to be within the next 12 to 36 months, depending on construction progress of related real estate properties. As of September 30, 2015 and December 31, 2014, revenue in excess of billings is $19,076,999 (unaudited) and $13,586,442, respectively.

Note 8 – Prepayments

Prepayments consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Advances to suppliers and contractors	$1,217,291	$1,250,734
Prepaid financing service fees	1,529,966	1,291,465
Excessive business tax and LAT liabilities	6,471,409	8,873,569
Prepayments-related parties	6,004,740	15,032,886

	$15,223,406	$26,448,654

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

Note 9 – Other Receivables

The components of other receivables were as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)

Working capital borrowed by contractors	$19,057,111	$20,209,181
Loan from a related party supplier	5,184,333	5,361,511
Due from minority shareholders	1,912,400	-
Deposit	849,287	1,693,773
Staff allowance	1,399,568	1,069,379
Receivable for disposal of Beijing Property	157,139	-
Receivables of housing maintenance funds	149,393	204,651
Others	920,219	10,749

	$29,629,450	$28,549,244

Working capital borrowings by contractors are unsecured, bear no interest and become payable before the completion of the related construction and program. There was no allowance for doubtful accounts as at September 30, 2015 and December 31, 2014.

On April 10, 2014, the Company entered into a loan agreement with HebeiYoerma Business Service Co.,Ltd (“HebeiYoerma”), a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest, the original amount is RMB 32,992,060 (approximately $5,184,000 (unaudited) as of September 30, 2015 and $5,362,000 as of December 31, 2014) and has a term of two years. As of September 30, 2015 and December 31, 2014, there is RMB 18,211,330 (approximately $2,862,000 (unaudited)) and RMB 18,211,330 (approximately $2,960,000) working capital borrowed by HebeiYoerma, respectively.

On March 3, 2015, Newport Property Holding, LLC (“Newport”) entered into a land sales agreement with a contract price of $3,550,000. On September 24, 2015, Newport received $1,638,000 from the buyer, the rest amount ($1,912,000) was paid to the minority shareholders of Newport by the buyer.

On September 30, 2015, Xingtai Zhongding signed an agreement with Hebei Yoerma to sell its 100% equity interests in Beijing Property and its subsidiary Hebei Property, the contract price is RMB 1,000,000 (approximately $157,000). See Note 25(4).

Note 10 – Real Estate Properties and Land Lots under Development

The components of real estate properties and land lots under development were as follows:

	September 30,	December 31,
	2015	2014
Properties under development	(Unaudited)
Kirin Plaza
Costs of land use rights	$1,205,188	$1,153,179
Other development costs	451,306	483,486
No. 79 Courtyard
Costs of land use rights	38,982,821	45,263,421
Other development costs	13,127,776	22,400,751
Kirin Bay
Costs of land use rights	9,033,070	24,579,507
Other development costs	10,586,158	22,547,288
Archway HHC Apartment
Costs of land use rights	8,737,954	8,730,454
Other development costs	2,720,960	674,505

Land lots under development	63,011,959	61,612,563

	$147,857,192	$187,445,154

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

As of September 30, 2015, the Company has obtained certificates representing titles of the land use rights used for the development of Kirin County, No. 79 Courtyard, Kirin Plaza and Kirin Bay projects.  All our land use rights are assigned to real estate projects.

Part of Company’s real estate held for development and land lots under development were pledged as collateral for financial institution loans (Note 19).

The Residential buildings of Kirin County are fully completed in December, 2012, the Residential building of No.79 Courtyard Phase I are fully completed in March, 2015, the Residential building of Kirin Bay Phase I are fully completed in June, 2015 and the Residential building of No.79 Courtyard Phase II and Phase III are fully completed in September, 2015. As of September 30, 2015 and December 31, 2014, the account balance of the real estate property completed is $19,064,124 (unaudited) and $1,441,194 respectively.

Archway HHC Apartment is a proposed apartment located in Howard Hughes Center Site 4, Los Angeles, California, which will have 109 units apartment and 187 parking spaces. As of September 30, 2015, the Company paid land cost and incurred some other development cost.

Kong Village Relocation Program

Pursuant to incentive policies issued by Xingtai local government encouraging modernization of villages situated in urban vicinity, the Company participated in Kong Village Relocation Program in which the Company constructs a real property and transfers to local government at no costs, and reimburses costs incurred by local government compensating villagers and zoning and developing vacated land lots.  In exchange for the financing, the Company will be invited to bid for vacated land parcels for residential and commercial use at public auction at market price, and majority of the proceeds received by local government will be refunded to the Company. The Company capitalizes all expenditures attributable to Kong Village Relocation Program under land lots under development.  The Company secures land use rights through the auditions and use acquired land use rights for the development of Kirin Bay and other projects. In July 2011 the Company obtained the certificate of land use rights for a piece of land covered by the program through the aforementioned public auction, and used it for the development of Kirin Bay project.  Other land lots covered by the program are expected to be auctioned and obtained by the Company in the near future. As at September 30, 2015 and December 31, 2014, residual expenditures under Kong Village Relocation Program, representing accumulated costs of the land use rights to be obtained by the Company in the future, were capitalized in land lots under development in amount of $63,011,959 and $61,612,563, respectively.

On March 31, 2015, Xingtai Qiaoxi District Government filed an application to Xingtai Municipal Government for a refund of RMB 125,512,500 (approximately $19,723,000 Relocation Program, the refund is expected to be approved and received in 201 6) on behalf of the Company under the Kong Village.

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

As of September 30, 2015 and December 31, 2014, the balance of Long term investment for Xingtai RC Bank was $6,914,108 (unaudited) and $7,150,402, consisting 31,000,000 shares, or 5.03%, of the common stock of Xingtai RC Bank.

The Company used the cost method of accounting to record its investment in Xingtai RC Bank since the Company does not have the ability to exercise significant influence over the operating and financing activities of Xingtai RC Bank.

As of September 30, 2015 and December 31, 2014, the Company has deposit balances (including restricted cash) of approximately $4,534,000 (unaudited) and approximately $5,818,000 in Xingtai RC Bank, respectively.

In November 2013, the Company invested $700,000 to Hopkins Kirin Facilities Group, LLC (“Hopkins”) to obtain 22.5% share.

The Company used the equity method of accounting to record its investment in Hopkins. There is limited operation of Hopkins Kirin Facilities till now. The Company plans to recoup all of the investment for Hopkins Kirin Facilities Group LLC in late 2015 or early 2016.

As of September 30, 2015 and December 31, 2014, the ending balance in long-term investment was $7,614,108 (unaudited) and $7,850,402. The Company determined that there was no impairment on its long-term investment at September 30, 2015.

On September 10, 2015, the Company announced the execution of a Memorandum of Understanding ("MOU") with privately held corporations Jasper Lakes Holdings Limited (“Jasper Lake”) and Crestlake Holdings Limited (“Crestlake”), to acquire a 100% interest in Wuhan Yangtze River New Port Logistics Co., the owner of Wuhan Yangtze River Newport Logistics Center. Pursuant to the MOU, the Company plans to acquire 51% and 49% equity in the Wuhan Yangtze River Newport Logistics Center from Jasper Lakes Holdings Limited and Crestlake Holdings Limited, respectively, in this acquisition from Jasper Lake and Crestlake.

Note 12 – Notes Payable to a related party

	September 30,	December 31,
	2015	2014
	(Unaudited)
Notes Payables (Promissory note)	$2,800,000	$-

The Promissory note payable to a related party with original principle amount of $2,800,000 will be due at January 22, 2017, at the rate of 10% per annum.

Note 13 – Accounts Payable

	September 30,	December 31,
	2015	2014
	(Unaudited)
Payables in relation to acquisitions of land use rights	$3,678,651	$3,804,371
Construction contractors	98,601,461	98,461,378

	$102,280,112	$102,265,749

In March 2011, the Company entered into a supplementary agreement with Huada Mining Co., Ltd. in relation to the acquisition of land use rights for the development of No. 79 Courtyard project. The Company agreed to increase the land use rights’ purchase price in the original contract, to compensate Huada Mining Co., Ltd. for its inability to realize the appreciation of the transferred land use rights during the substantially prolonged contract closing period of three years. The Company has unconditionally received the title of the land use rights in 2010 before the commencement of the supplementary agreement negotiation.   In accordance with the supplementary agreement, the Company and Huada Mining Co., Ltd. will not pursue any adjustments of the land use rights’ transfer price.  As of September 30, 2015, payable to Huada Mining Co., Ltd. was $1,321,569.  The Company and Huada Mining Co., Ltd. have agreed that remaining balance will be repaid in an unspecific near future period, taking into accounts of the Company’s liquidity. Unpaid balance does not bear interest.

In May 2011, the Company entered into an agreement with Xingtai Kong Village Real Properties Co., Ltd., a company controlled by Kong Village Committee.  The Company agreed to pay $22,649,880 (translated as historical rate) to compensate additional costs incurred by Kong Village Committee for the Kong Village Relocation Program.   At September 30, 2015, unpaid balance plus accrued interest was $2,357,082.  The Company capitalized the additional consideration in the costs land lots under development.

Note 14 – Entrust Investment from a related party, Prepayment for Entrust Investment and Other receivable for Entrust Investment

In July, 2015, the Company entered into an Entrust Investment Agreement with Shuzhen Zhang, mother-in-law of Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, the amount is RMB 62,193,050 ($10,000,000 at historical exchange rate). The scope of entrust investment is real estate development in the United States of American . All investment income will be paid to Shuzhen Zhang on the agreement expiry date, which is December 31, 2018. If the entrusted investment losses, Shuzhen Zhang shall bear all losses. And the developer can charge typical management fee and profit sharing.

On June 1, 2015, the Company entered into a purchase agreement with LCS Consulting Group LLC (“seller”), a California limited liability company for purchase 100% interest of Pasadena DM Loft LLC, which owns a real property in Pasadena, California, for a purchase price of $4,000,000. The payment was made on July 10, 2015. There was an Amendment Agreement entered into on August 15, 2015, which provided that LCS Consulting Group LLC shall assist the Company to conduct transfer of construction loan with Evertrust Bank (“lender”), and the Company will have until December 31, 2015 to transfer the construction loan from seller to the Company’s designated entity, and if transfer of construction loan is denied by lender, the Company shall have right to terminate the transaction within 3 days and fund will be returned within 3 days to the Company. The Company considers the Amendment Agreement having provided a new closing condition, and without the fulfill of the condition or Company’s waver of the condition, the purchase of Pasadena DM Loft LLC shall not be regarded as closed, even as a temporary method that the Company still owns the membership of Pasadena DM Loft LLC. Therefore, the Company booked the above $4,000,000 as Prepayment for Entrust Investment. The Amendment Agreement was entered into because per the previous understanding and mutual oral agreement, that DM Loft LLC shall be able to automatically inherit the construction loan approved by lender, but it turned out that lender needs to go through a new approval procedure. Knowing that it is key factor for developers to secure bank financing, LCS Consulting Group LLC agreed to the Company the above terms, and agree to complete the closing only after the construction loan is approved.

$6,000,000 of the entrust investment is paid to LV Enterprise LLC, a LLC wholly owned by the Jianfeng Guo’s wife, Liping Bi. The purpose of this arrangement is to separate the fund of the Company and entrusted fund to someone that Shuzhen Zhang know of. There was an Escrow Agreement signed between Spectrum International Enterprise LLC and LV Enterprise LLC, providing that LV Enterprise LLC will act as the temporary escrow account manager for the $6,000,000, until it has received notice from Spectrum International Enterprise LLC that there is new investment to be made.

Note 15 – Other Payables and Accrued Liabilities

The components of other payables and accrued liabilities were as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Unrecognized tax benefit (Note 17(2))	$6,285,553	$6,500,366
Deposits from customers on behalf of utility operators	11,893,295	8,195,227
Car park deposits from customers	-	1,732,347
Due to a related party supplier	-	6,500,366
Deposit from a contractor	103,397	117,218
Accrued loan interest	169,710	175,510
Estimated penalty	605,117	-
Others	954,995	234,723

	$20,012,067	$23,455,757

On December 30, 2014, the Company entered into RMB 40,000,000 (approximately $6,550,000) loan agreement with HebeiYoerma, a related party ultimately controlled by Jianfeng Guo, Chairman of the Company’s Board of Directors, and the controlling stockholder of the Company, with no interest and the loan was due on March 30, 2015, the Company repaid the loan on January 28, 2015.

The Company enters into non-cancellable, fixed-price pre-sale contracts with homebuyers.  The Company is subject to a penalty payable to homebuyers in the event the property is delivered later than the date specified in the pre-sale contracts, and usually such penalty constitutes only an insignificant amount compared to the contract value.  These adjustments to contract price are recorded as a reduction of revenue in the current period on a cumulative catch-up basis. As of September 30, 2015, $605,117 estimated penalty is reasonably estimated for Kirin Plaza, Kirin Bay and No. 79 Courtyard and probably will occur in future.  The Company will record the liability when such penalty can be reasonably estimated.

Note 16 – Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential and commercial units. In the PRC, customers generally obtain financing for the purchase of their residential unit prior to the completion of the project. The lending institutions will provide the funds to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. As of September 30, 2015 and December 31, 2014, the Company received $69,133,304 (unaudited) and $83,522,070 deposits from customers, respectively.

Note 17 – Income Taxes

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

The Company’s subsidiaries Spectrum International Enterprise, LLC, Brookhollow Lake, LLC, Greenfield International Corporation (closed in January 2015), Kirin Hopkins Real Estate Group LLC, Newport Property Holding, LLC, Parasol Co., Archway Development Group LLC, HHC-6055 Centre Drive, LLC and Kirin Alamo, LLC were incorporated in State of California, U.S. and are subject to California taxes.

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

Income tax expenses (benefit) for the nine months and three months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited) (Revised)	(Unaudited)	(Unaudited) (Revised)
Current
EIT expense	$1,383,966	$1,298,342	$367,527	$638,348
LAT expense	2,699,565	1,118,819	2,178,748	356,765
Deferred tax expense/( benefit) - EIT	3,024,437	(938,040)	1,259,948	(324,037)

	$7,107,968	$1,479,121	$3,806,223	$671,076

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
		(Revised)
EIT at the PRC statutory rate of 25%	$3,627,198	$(413,562)
LAT expense	2,699,565	1,118,819
EIT benefit of LAT	(674,891)	(279,705)
Change in Deferred tax valuation allowance	647,879	272,839
Permanent items	808,217	780,730

	$7,107,968	$1,479,121

(2)  Liability for unrecognized tax benefit

A reconciliation of the beginning and ending amount of liability associated with unrecognized tax benefit for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Unrecognized tax benefit, as the January 1	$6,500,366	$6,542,362
Movement in current period due to foreign exchange rate fluctuation	(214,813)	(44,636)

Unrecognized tax benefit, as of September 30	$6,285,553	$6,497,726

The liability for unrecognized tax benefit is related to the government grant earned by the Company for the development of Kirin County project.  Because the grant is given by local government which received proceeds of the related land use rights through public auction, it is prevailing practice that the entities receive such grants do not include earned grant in taxable income. The Company believes that the possibility exists for local or higher tax authorities re-evaluate this tax position and reverse current practice. The unrecognized tax benefit, if ultimately recognized, will impact the effective tax rate. The Company did not accrue potential penalties and interest related to the unrecognized tax benefit on the basis that tax authorities would unlikely levy penalties and interest. The Company does not expect changes in unrecognized tax benefit as of September 30, 2015 to be material in the next twelve months.

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

(3)  Deferred tax assets /liabilities

The tax effects of temporary differences that give rise to the following deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014 are presented below.

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Revised)
Deferred tax assets/liabilities
Operating loss carry forward	$4,626,254	$4,892,926
Excess of interest expense	4,981,999	3,929,488
Revenue recognized based on percentage-of-completion	(283,661)	2,021,035
Interest income from related parties	(2,815,412)	(1,505,458)
Accrued expenses	421,438	298,033
	6,930,618	9,636,024

Valuation allowance	(4,522,149)	(4,110,976)

Net deferred tax assets/liabilities	$2,408,469	$5,525,048

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

Entities established in the PRC had net operating losses carry forward of $10,540,125 as of September 30, 2015 which will expire on various dates between December 31, 2015 and December 31, 2019. Entities established out of the PRC had net operation losses carry forward of $5,445,467 as of September 30, 2015.

Note 18 – Other Taxes Payable

Other taxes payable consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)

Business tax and related urban construction tax and education surcharge	$811,471	$2,060,115
Land Appreciation Tax	215,294	203,048

	$1,026,765	$2,263,163

Note 19 – Loans Payable

Loans payable consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans” )
Original loan due January 30, 2015, RMB 50,000,000($7,856,941) maturity extended to March 30, 2016, RMB 18,000,000($2,828,500) maturity extended to June 30, 2016) , at 9.84% per annum	10,685,441	11,050,621
Original loan due May 30, 2015, RMB 2,000,000 ($314,277) maturity extended to June 30, 2016, RMB 46,000,000 ($7,228,386) maturity extended to September 30, 2016, at 9.84% per annum	7,542,663	7,800,439
Original loan due September 30, 2015, RMB 4,000,000 ($628,555) maturity extended to September 30, 2016, RMB 30,000,000 ($4,714,165) maturity extended to December 30, 2016, RMB 14,000,000 ($2,199,943) maturity extended to March 30, 2017, at 9.84% per annum	7,542,663	7,800,439
Original loan due January 30, 2016, RMB 26,000,000 ($4,085,609) maturity extended to March 30, 2017, RMB 22,000,000 ($3,457,054) maturity extended to June 30, 2017, at 9.84% per annum	7,542,663	7,800,439
Original loan due May 30, 2016, RMB 28,000,000 ($4,399,887) maturity extended to June 30, 2017, RMB 20,000,000 ($3,142,776) maturity extended to July 30, 2017, at 9.84% per annum	7,542,663	7,800,439
	40,856,093	42,252,377
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	-	6,500,366
Due May 19, 2015, at 9.225% per annum	-	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
		16,250,914
Loans from HebeiXingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”)	-	3,250,183
Due May 8, 2015, at 12.036% per annum (“Syndicated Loans 2014”)	-	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”)	-	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”)	-	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,714,164	4,875,274
Due November 12, 2015, at 15% per annum (“Entrust Loan 2014”) (note (a))	1,855,809	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”)	-	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,003,520	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	7,856,941	-
Due April 21, 2016, at 15.46% per annum (“Credit Union 2015 Short-term loan”)	3,142,776	-
Due May 14, 2016, at 13.01% per annum (“Garden 2015 Loan”)	2,828,499	-
Due May 7, 2016, at 13.11% per annum (“HebeiZhongding Loans 2015”)	7,071,247	-
Due June 10, 2016, at 13.99% per annum (“Zhongding Kirin Loan 2015-1”)	6,810,097	-
Due June 23, 2016, at 13.01% per annum (“Zhongding Kirin Loan 2015-2”)	4,242,748	-
	40,525,801	33,809,845

	$81,381,894	$92,313,136

Note (a): This loan was repaid in full when it became mature subsequent to balance sheet date.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months.  The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans Syndicated Loans 2014, Short-term 2014 Loan, Zhongding Kirin Loan 2014, Garden 2015 Loan, HebeiZhongding Loans 2015 Zhongding Kirin Loan 2015-1 and Zhongding Kirin Loan 2015-2.  The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2015 Short-term Loan was guaranteed by HebeiYoerma and Zhongding Kirin Loan 2014 was guaranteed by an unrelated party company as arranged by the financial institution.  The Company did not pay for the guarantees. ICBC 2013 Loans were extended and the Company increased the mortgaged property with carry value of approximately $7,132,000 (unaudited).

As of September 30, 2015 and December 31, 2014, ICBC 2012 Loans, ICBC 2013 Loans, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015 were secured by the Company’s real estate held for development and land use right with carrying value of approximately $87,082,775 (unaudited) and $132,360,000, respectively.

As of September 30, 2015 and December 31, 2014, Garden 2014 Loan and Syndicated Loans 2015 were secured by land use right owned by Zhenjiang Huaxia Kirin Real Estate Co., Ltd with carry value of approximately $30,642,000 (unaudited) and $12,280,000, respectively. As of September 30, 2015, Garden 2015 Loan was secured by HebeiYoerma’s Land use right and property right with carrying value of approximately $6,076,000.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,856,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,004,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

The aggregate maturities of loans payable for each of years subsequent to September 30, 2015 are as follows:

Twelve months Ending September 30	Amount

2016	$46,811,354
2017	29,856,376
2018	4,714,164

Loans payable	$81,381,894

Note 20 – Restricted Stock Compensation

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

There are 146,120 unvested shares outstanding at September 30, 2015 and December 31, 2014, as all related employees have terminated service with the Company, all unvested shares will not be vested to related employees. The Company did not recognize of share-based compensation expense related to the Restricted Stock Awards for the nine months and three months ended September 30, 2015 and 2014, respectively.

Note 21 – Revenue

The Company’s revenue is recognized under percentage-of-completion methods for the nine months and three months ended September 30, 2015 and 2014 from pre-sale of real estate projects.  Revenue recognized for each real estate project, including adjustments made pursuant to change of estimates for the nine months and three months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Kirin County	$5,406,033	$577,955	$5,404,196	$(142,758)
No.79 Courtyard	25,560,207	22,034,298	5,509,694	9,330,227
Kirin Bay	69,187,007	59,278,370	31,196,874	25,286,128
Property Service	540,301	372,856	228,239	148,051

	$100,693,548	$82,263,479	$42,339,003	$34,621,648

Note 22 – Other non-operating income (loss)

Other non-operating income (loss) is mainly the gain from the disposal of parcels of land in the United States, the Company recognized the gain from land’ sales of $2,289,910 (unaudited) and nil in the nine months ended September 30, 2015 and 2014, $438,638(unaudited) and nil in the three months ended September 30, 2015 and 2014.

Note 23 – Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

Note 24 – Non-controlling interest

Non-controlling interests represent the non-controlling interest stockholders’ proportionate share of the equity of Brookhollow Lake, LLC, Greenfield International Corporation, Newport Property Holding, LLC and Kirin Alamo, LLC. The non-controlling interests in 2015 and 2014 are summarized as below:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Brookhollow Lake, LLC	10%	10%
Greenfield International Corporation	closed	30%
Newport Property Holding, LLC	50%	50%
Kirin Alamo, LLC	40%	-

The non-controlling interests in Brookhollow Lake, LLC, Greenfield International Corporation, Newport Property Holding, LLC and Kirin Alamo, LLC that are not owned by the Company are shown as “non-controlling interests” in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 and “net income (loss) attributable to non-controlling interests” in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months and three months ended September 30, 2015 and 2014.

Note 25 – Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd (“HuaxiaHuifeng”, note(a))
Due October 14, 2015, at 18% per annum, maturity extended to December 31, 2016	$15,713,882	$27,626,554
Due October 14, 2015, no interest, maturity extended to December 31, 2016	2,042,805	4,532,380
	17,756,687	32,158,934

Zhuolu Huada Real Estate Development Co., Ltd
Originally loan due August 5, 2015, maturity extended to August 5, 2016, at 20% per annum	4,674,880	4,834,647

Zhenjiang Huaxia Kirin Real Estate Development Co., Ltd
Due October 16, 2017, at 7.92% per annum	4,714,164	4,875,274
Due February 8, 2017, at 8.90% per annum	7,856,941	-
Due December 31, 2015, at 15% per annum	7,455,860	-
	20,026,965	4,875,274

Langfang Hualin Real Estate Development Co., Ltd
Due February 9, 2016, at 15% per annum	13,357	-
Due March 18, 2016, at 15% per annum	23,571	-
Due May 13, 2016, at 15% per annum	40,856	-
Due July 9, 2016, at 15% per annum	7,857	-
	85,641	-

Huaxia Kirin (Beijing) Investment Co., Ltd
Due December 31, 2016, at 18% per annum	5,499,859	-

Huaxia Brother (Beijing) Investment Management Co., Ltd
Due December 31, 2016, at 18% per annum	3,215,060	-

Beijing Huaxia Kirin Investment Development Co., Ltd
Due December 31, 2016, at 18% per annum	2,335,083	-

Interest income receivables	10,998,309	6,484,246

	$64,592,484	$48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 (approximately $13,660,000, at historical exchange rate) from HuaxiaHuifeng.

The Company notes that the loans made to a related party all are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanction, penalties, or investigations, in addition to potential private securities litigation. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to loan contract.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at September 30, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,142,211 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As of September 30, 2015, the Company had a remaining $2,410,897 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
	(unaudited)
Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(62,419,255)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	39,687,941	21,692,272
Gross earned government grant held by a related party	25,142,211	26,001,463

Receivable from a trust equity owner	$2,410,897	$5,415,488

(4) Disposal of subsidiaries to a related party

On September 30, 2015, XingtaiZhongding signed an agreement with Hebei Yoerma to sell its 100% equity interest in Beijing Property and its subsidiary Hebei Property, the contract price is RMB 1,000,000 (approximately $157,000, (Note 9). The difference between the contract price and book value of Beijing Property and Hebei Property is RMB 10,288,978 (approximately $1,617,000) which is recorded in Additional paid-in capital.

(5) Prepayment to related party

Please see Note 8 – Prepayments.

	September 30,	December 31,
	2015	2014
	(Unaudited)
Mr. Wu Hui	$4,033,355	$5,663,264
Kirin Huaxia Development Co., Ltd.	1,971,385	2,038,759
Huaxia Kirin (Beijing) Investment Co., Ltd.	-	5,687,820
Beijing Huaxia Kirin Investment Development Co., Ltd.	-	1,643,043

	$6,004,740	$15,032,886

(6) Loan related to related party

Please see Note 19 Credit Union 2014 and 2015 Short-term Loan, Entrusted loan 2014 and 2015, Garden 2014 and 2015 Loan, Syndicated loans 2015.

(7) Balances with related parties

Please see Note 9 – Other receivables and Note 15 – Other Payables and Accrued liabilities.

(8) Service fee

For nine months ended September 30, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $194,000) and RMB 3,600,000 (approximately $586,000), respectively. For three months ended September 30, 2015 and 2014, the Company recorded service fee with an amount of RMB nil and RMB 1,200,000 (approximately $194,000), respectively. The service was received from affiliate companies designated by Jianfeng Guo.

(9) Notes Receivable

Please see Note 6- Notes Receivable from a related party.

(10) Notes Payable

Please see Note12 – Notes Payable to a related party.

(11) Entrust Investment from a related party

Please see Note 14 – Entrust Investment from a related party.

Note 26 – Contingencies and Commitments

As at September 30, 2015 and December 31, 2014, the Company provided $162,204,500 (unaudited) and $132,308,930 guarantees to mortgage bank loans granted to homebuyers of the Company’s real estate properties.  Guarantees commence when the banks release mortgage to the Company and end when House Ownership Certificates are issued and pledged to banks instead.  The fair value of the guarantees is insignificant because the possibility of the homebuyers’ default is remote, and in case of default, the Company can repossess the related properties to cover repayments of outstanding principal, interest and penalty to mortgage banks, and accordingly, the Company did not recognize fair value of these guarantees.

Note 27 – Subsequent event

The Company evaluated subsequent events up until the time the financial statement were filed with SEC, there is no subsequent event except disclosed in Note 19.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months and three months ended September 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

We are a non-state-owned real estate development company focused on residential and commercial real estate development in “tier-three” cities in the PRC. Since 2012, we have started real estate development and investment in the United States, aiming to diversify our investment portfolio. Our projects are currently concentrated in Xingtai City, Hebei Province in China, and in the United States, our investment in real estate is focused on southern California Area.

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

In the United States, we experienced various investments in commercial retail estate, single family residential development and multifamily development, and now we are focusing on multifamily development, including apartments and condos. In the second quarter of 2015, we sold a parcel of empty lot in Greenville, South Carolina, and in third quarter of 2015, we sold a project in the north of Los Angeles area that has 18 single family lots for ready for development. We now have Archway HHC Apartment project under development. It is an apartment project located in Howard Hughes Center Site 4, Los Angeles, California, which will have 109 units apartment and 187 parking spaces.

From a geographic point view, our business is still mainly based in China. We will gradually increase our business in the United States in the coming years.

Recent Developments

At September 30, 2015, we have the following projects under development:

	POC	Construction beginning	Completion/ Estimated Completion
Kirin County	100%	September 2011	Late 2012
Kirin Plaza	86.7%	September 2011	Late 2015
No.79 Courtyard (Phase I)	100%	September 2011	Early 2015
No.79 Courtyard (Phase II)	100%	September 2012	Late 2015
No.79 Courtyard (Phase III)	100%	April 2013	Late 2015
No.79 Courtyard (Phase IV)	61.1%	July 2014	Late 2017
Kirin Bay (Phase I)	100%	October 2011	Mid 2015
Kirin Bay (Phase II)	93.5%	March 2013	late 2015
Kirin Bay ( Phase III)	77.0%	May 2013	Mid-to-late 2016
Kirin Bay (Phase IV)	63.5%	April 2014	Late 2016

Financial Performance Highlights

The following summarizes certain key financial information for the nine months ended September 30, 2015.

●	Total revenue was $100.7 million for the nine months ended September 30, 2015, an increase of $18.4 million or 22.4%, from $82.3 million for the same period of 2014. Our revenue stream has shifted from No.79 Courtyard Phase I, Phase II, Phase III and Kirin Bay Phase I, which were completed as of September 30, 2015, to No. 79 Courtyard Phase IV and Kirin Bay (Phase II, Phase III and Phase IV).

●	Gross profit was $20.5 million for the nine months ended September 30, 2015, an increase of 8.6 million, or 72.7%, from $11.9 million for the same period of 2014. Gross margin ratio was 20.3% and 14.4% for the nine months ended September 30, 2015 and 2014.

●	Net income was $7.4 million for the nine months ended September 30, 2015, an increase of $10.5 million, or approximately 336.2%, from net loss of $3.1 million for the same period of last year.

Proposed Acquisition of Wuhan Yangtze River Newport Logistics Center

On September 10, 2015, the Company announced the execution of a Memorandum of Understanding ("MOU") with privately held corporations Jasper Lakes Holdings Limited (“Jasper Lake”) and Crestlake Holdings Limited (“Crestlake”), to acquire a 100% interest in Wuhan Yangtze River New Port Logistics Co., the owner of Wuhan Yangtze River Newport Logistics Center. Pursuant to the MOU, the Company plans to acquire 51% and 49% equity in the Wuhan Yangtze River Newport Logistics Center from Jasper Lakes Holdings Limited and Crestlake Holdings Limited, respectively, in this acquisition from Jasper Lake and Crestlake.

As of the date of quarterly report, the proposed transaction is under negotiation and subject to execution of definitive documents between the parties and there can be no assurance that we will be able to complete this transaction.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from sales in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and the availability and prices of our raw materials among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 7.8% in 2012, 7.7% in 2013, 7.4% in 2014 and 6.9% in nine months ended 2015. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

Customer geographic analysis

We derive a significant amount of revenue from Xingtai City, due to the situation that out major projects are all located in Xingtai City. Our clients are widely spread over Xingtai City, including the counties that are up to 200 Kilometers from Xingtai City.

Most of clients only buy one unit (or, a condo) of our project. However, there are also some rare occasions that a client buys more than one unit. Therefore, the top five or top ten customers will only compose of a very small portion of our total revenue. This is same for most of China similar real estate developers.

We did derived revenue from sell of two projects in California and South Carolina in United State. These sells are not ready to use real estate products to end users but to real estate developers. In the future, our multi-family project will have two scenarios: for rent apartment and for sell condos. The for rent apartment will be sold as a whole project, while the condos will be sold separately to each individual users.

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 compared with those contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on April 15, 2015.

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

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
	(Unaudited)		(Unaudited) (Revised)		(Unaudited)		(Unaudited) (Revised)
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue, net	$100,693,548	100%	$82,263,479	100%	$42,339,003	100%	$34,621,648	100%
Cost of sales	80,210,964	79.7%	70,402,868	85.6%	31,453,385	74.3%	30,593,245	88.4%
Gross profit	20,482,584	20.3%	11,860,611	14.4%	10,885,618	25.7%	4,028,403	11.6%
Selling expenses	2,476,160	2.5%	2,794,450	3.4%	930,151	2.2%	1,129,324	3.3%
General and administrative expenses	5,304,295	5.3%	6,525,672	7.9%	1,855,485	4.4%	1,734,583	5.0%
Income from operations	12,702,129	12.6%	2,540,489	3.1%	8,099,982	19.1%	1,164,496	3.4%
Investment income (Loss)	786,806	0.8%	504,548	0.6%	-	0.0%	-	0.0%
Interest income	5,619,986	5.6%	3,721,344	4.5%	2,139,175	5.1%	1,251,621	3.6%
Interest expense	(7,198,617)	-7.1%	(8,029,790)	-9.8%	(2,383,685)	-5.6%	(2,736,939)	-7.9%
Other non-operating income (loss)	2,598,487	2.6%	(390,840)	-0.5%	443,195	1.0%	(562,091)	-1.6%
Total other income (expenses)	1,806,662	1.8%	(4,194,738)	-5.1%	198,685	0.5%	(2,047,409)	-5.9%
Income (loss) before income taxes expense	14,508,791	14.4%	(1,654,249)	-2.0%	8,298,667	19.6%	(882,913)	-2.6%
Income taxes expense	7,107,968	7.1%	1,479,121	1.8%	3,806,223	9.0%	671,076	1.9%
Net income (loss)	$7,400,823	7.3%	$(3,133,370)	-3.8%	$4,492,444	10.6%	$(1,553,989)	-4.5%

Our net income for the nine months ended September 30, 2015 was $7.4 million, an increase of $10.5 million, from net loss of $3.1 million for the nine months ended September 30, 2014.  Net income increased because gross profit increased by $8.6 million, the other income increased by $6.0 million and the operating and administrative expense decreased by $1.5 million, meanwhile income tax expense increased by $5.6 million for the nine months ended September 30, 2015 as compared to the same period of 2014.

Our net income for the three months ended September 30, 2015 was $4.5 million, an increase of $6.1 million, from net loss of $1.6 million for the three months ended September 30, 2014. Net income increase because in the three months ended September 30, 2015, the gross profit increased by $6.9 million, the other income increased by $2.2 million, meanwhile income tax expense increased by $3.1 million as compared to the same period of 2014.

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

Revenues and Gross Profit

	Nine Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
		% of Revenue		% of Revenue		% of Revenue		% of Revenue

Revenue, net	$100,693,548	100%	$82,263,479	100%	$42,339,003	100%	$34,621,648	100%
-No.79 Courtyard (Phase I)	4,123,951	4.1%	2,245,537	2.7%	-283,771	-0.7%	1,012,137	2.9%
-No.79 Courtyard (Phase II)	1,797,829	1.8%	7,210,167	8.8%	52,562	0.1%	3,147,174	9.1%
-No.79 Courtyard (Phase III)	7,334,093	7.3%	12,578,594	15.3%	1,098,333	2.6%	5,170,915	14.9%
-No.79 Courtyard (Phase IV)	12,304,334	12.2%	-	-	4,642,570	11.0%	-	-
-Kirin Bay (Phase I)	15,099,985	15.0%	13,841,275	16.8%	13,041,764	30.8%	4,525,420	13.1%
-Kirin Bay (Phase II)	5,526,177	5.5%	20,269,892	24.6%	-211,733	-0.5%	9,972,008	28.8%
-Kirin Bay (Phase III)	36,993,895	36.7%	23,781,384	28.9%	10,257,512	24.2%	10,681,410	30.9%
-Kirin Bay (Phase IV)	11,566,950	11.5%	1,385,819	1.7%	8,109,331	19.2%	107,291	0.3%
-Kirin County	5,406,033	5.4%	577,955	0.7%	5,404,196	12.8%	(142,758)	-0.4%
-Property Service	540,301	0.5%	372,856	0.5%	228,239	0.5%	148,051	0.4%
Cost of sales	80,210,964	79.7%	70,402,868	85.6%	31,453,385	74.3%	30,593,245	88.4%
-No.79 Courtyard (Phase I)	3,856,595	3.8%	1,647,079	2.0%	-268,570	-0.6%	757,226	2.2%
-No.79 Courtyard (Phase II)	1,704,814	1.7%	7,098,123	8.6%	22,154	0.1%	2,985,520	8.6%
-No.79 Courtyard (Phase III)	5,149,206	5.1%	7,997,292	9.7%	794,351	1.9%	3,425,699	9.9%
-No.79 Courtyard (Phase IV)	9,502,899	9.4%	-	-	3,200,656	7.6%	-	-
-Kirin Bay (Phase I)	7,916,444	7.9%	12,994,935	15.8%	6,126,775	14.5%	5,063,628	14.6%
-Kirin Bay (Phase II)	6,203,359	6.2%	18,964,025	23.1%	666,087	1.6%	9,567,262	27.6%
-Kirin Bay (Phase III)	29,931,172	29.7%	19,065,450	23.2%	8,581,495	20.3%	8,679,428	25.1%
-Kirin Bay (Phase IV)	10,347,793	10.3%	1,248,577	1.5%	7,468,103	17.6%	108,487	0.3%
-Kirin County	4,539,778	4.5%	959,118	1.2%	4,502,135	10.6%	(153,540)	-0.4%
-Property Service	1,058,904	1.1%	428,269	0.5%	360,199	0.9%	159,535	0.5%
Gross profit	20,482,584	20.3%	11,860,611	14.4%	10,885,618	25.7%	4,028,403	11.6%
-No.79 Courtyard (Phase I)	267,356	0.3%	598,458	0.7%	-15,201	0.0%	254,911	0.7%
-No.79 Courtyard (Phase II)	93,015	0.1%	112,044	0.1%	30,408	0.1%	161,654	0.5%
-No.79 Courtyard (Phase III)	2,184,887	2.2%	4,581,302	5.6%	303,982	0.7%	1,745,216	5.0%
-No.79 Courtyard (Phase IV)	2,801,435	2.8%	-	-	1,441,914	3.4%	-	-
-Kirin Bay (Phase I)	7,183,541	7.1%	846,340	1.0%	6,914,989	16.3%	(538,208)	-1.6%
-Kirin Bay (Phase II)	(677,182)	-0.7%	1,305,867	1.6%	-877,820	-2.1%	404,746	1.2%
-Kirin Bay (Phase III)	7,062,723	7.0%	4,715,934	5.7%	1,676,017	4.0%	2,001,982	5.8%
-Kirin Bay (Phase IV)	1,219,157	1.2%	137,242	0.2%	641,228	1.5%	(1,196)	0.0%
-Kirin County	866,255	0.9%	(381,163)	-0.5%	902,061	2.1%	10,782	0.0%
-Property Service	(518,603)	-0.5%	(55,413)	-0.1%	-131,960	-0.3%	(11,484)	0.0%
Gross Profit rate	20.3%		14.4%		25.7%		11.6%
-No.79 Courtyard (Phase I)	6.5%		26.7%		5.4%		25.2%
-No.79 Courtyard (Phase II)	5.2%		1.6%		57.9%		5.1%
-No.79 Courtyard (Phase III)	29.8%		36.4%		27.7%		33.8%
-No.79 Courtyard (Phase IV)	22.8%		-		31.1%		-
-Kirin Bay (Phase I)	47.6%		6.1%		53.0%		-11.9%
-Kirin Bay (Phase II)	-12.3%		6.4%		414.6%		4.1%
-Kirin Bay (Phase III)	19.1%		19.8%		16.3%		18.7%
-Kirin Bay (Phase IV)	10.5%		9.9%		7.9%		-1.1%
-Kirin County	16.0%		-66.0%		16.7%		-7.6%
-Property Service	-96.0%		-14.9%		-57.8%		-7.8%

*Negative gross profit ratio is a result of sales return in this period, which is solitary instance, there is positive gross profit ration for the project as whole.

Revenue, net.   Real estate sales represent revenue from the pre-sale of properties under development. For the nine months and three months ended September 30, 2015 and 2014, revenue was derived from the pre-sale of No.79 Courtyard (Phase I, Phase II, Phase III and Phase IV), Kirin Bay (Phase I, Phase II, Phase III and Phase IV) and property service. Under the percentage-of-completion method, revenue is the percentage of completed construction at a point in time is multiplied by total value of contracts signed up to that same point.

Our revenue for the nine months ended September 30, 2015 was $100.7 million, an increase of $18.4 million, or approximately 22.4%, compared to $82.3 million for the same period of 2014.  The revenue increased because of the sales of new phases: revenue from Phase IV of No. 79 Courtyard is $12.3 million in the nine months ended September 30, 2015, while nil for nine months ended September 30, 2014, revenue from Phase III and Phase IV of Kirin Bay is $48.6 million in the nine months ended September 30, 2015, increased by $23.4 million as compared with $25.2 million in the nine months ended September 30, 2014. Meanwhile, revenue from Phase I, Phase II and Phase III of No.79 Courtyard is $13.3 million in the nine months ended September 30, 2015, decreased by $8.7 million as compared with $22.0 million in the nine months ended September 30, 2014, revenue from Phase I and Phase II of Kirin Bay is $20.6 million in the nine months ended September 30, 2015, decreased by $13.5 million as compared with $34.1 million in the same period of 2014.

Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay (Phase IV) was $4.1 million, $1.8 million, $7.3 million, $12.3 million, $15.1 million, $5.5 million, $37.0 million and $11.6 million respectively, representing 4.1%, 1.8%, 7.3%, 12.2%, 15.0%, 5.5%, 36.7% and 11.5% of total revenue earned in the nine months ended September 30, 2015. For the nine months ended September 30, 2015, revenue from of Kirin County was $5.4 million, increased by $4.8 million as compared with $0.6 million in the nine months ended September 30, 2014, representing 5.4% of total revenue earned in the nine months ended September 30, 2015. For the nine months ended September 30, 2015, revenue of property service increased by $0.2 million as compared with the same period of 2014.

Our revenue from the pre-sale of real estate properties for the three months ended September 30, 2015 was $42.3 million, an increase of $7.7 million, or approximately 22.3%, compared to $34.6 million for the same period of year 2014. Revenue from the pre-sale of No.79 Courtyard (Phase I), No.79 Courtyard (Phase II), No.79 Courtyard (Phase III), No.79 Courtyard (Phase IV), Kirin Bay (Phase I), Kirin Bay (Phase II), Kirin Bay (Phase III) and Kirin Bay ( Phase IV) was $-0.3 million, $0.1 million, $1.1 million, $4.6 million, $13.0 million, $-0.2 million, $10.3 million and $8.1 million respectively, representing -0.7%,0.1%, 2.6%, 11.0%, 30.8%, -0.5%, 24.2% and 19.2% of total revenue earned in the three months ended September 30, 2015. For the three months ended September 30, 2015, revenue from of Kirin County was $5.4 million, increased by $5.5 million as compared with $-0.1 million in the three months ended September 30, 2014, representing 12.8% of total revenue earned in three months ended September 30, 2015.

The following tables set forth the percentage-of-completion (POC) by project for the period ended September 30, 2015 and 2014 and year ended December 31, 2014 and 2013:

	As at September 30, 2015	As at December 31, 2014	As at September 30, 2014	As at December 31, 2013
No.79 Courtyard Phase I	100%	96.1%	96.1%	95.3%
No.79 Courtyard Phase II	100%	88.0%	78.3%	59.1%
No.79 Courtyard Phase III	100%	86.3%	70.9%	53.6%
No.79 Courtyard Phase IV	61.1%	44.9%	-	-
Kirin Bay Phase I	100%	98.3%	97.4%	85.0%
Kirin Bay Phase II	93.5%	88.7%	84.7%	61.0%
Kirin Bay Phase III	77.0%	55.4%	52.3%	35.9%
Kirin Bay Phase IV	63.5%	22.9%	9.9%	-
Kirin County	100%	100%	100%	100%
Kirin Plaza	86.7%	85.8%	84.6%	82.9%

Kirin Bay is a four-phase, master-planned community built on a land area of approximately 660,000 square meters. Positioned as a mid-market residential development, Kirin Bay also features kindergarten, a primary school, hotel, office buildings and apartments.  As of issuance date of the Company’s Form 10-Q for the quarter ended September 30, 2015, (“the Form 10-Q”), we have obtained necessary government approvals. For Kirin Bay (Phase I), we acquired Land Use Rights Certificates (issued on July 7, 2011), Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on August 10, 2011), Work Commencement Permit (issued on September 29, 2011) and Pre-Sales Permit (issued on September 30, 2011); for Kirin Bay (Phase II), we acquired Construction Land Planning Permit (issued on June 9, 2011), Construction Work Planning Permit (issued on July 31, 2012), Work Commencement Permit (issued On November 22, 2012) and Pre-Sales Permit (issued on March 26, 2013); for Kirin Bay (Phase III), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement Permit (issued on  March 26, 2013) and Pre-sales Permit (issued on September 18, 2013); and for Kirin Bay (Phase IV), we obtained Construction Land Planning Permit (issued On June 9, 2011), Construction Work Planning Permit (issued on January 15, 2013), Work Commencement permit (issued on April 9, 2014) and Pre-sales Permit (issued on May 27, 2014).

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

The following table summarizes the key pre-sale information of our projects (in thousands dollars):

	Cumulative contract value of pre-sale as of September 30, 2015	Cumulative Customer deposits collected as of September 30, 2015	Contract value of pre-sale for the nine months ended September 30, 2015	Customer deposits collected for the nine months ended September 30, 2015
No.79 Courtyard Phase I	$127,997	127,664	-184	-14
No.79 Courtyard Phase II	38,075	37,079	314	531
No.79 Courtyard Phase III	61,187	56,058	4,674	8,985
No.79 Courtyard Phase IV	40,014	35,939	14,405	17,596
Kirin Bay Phase I	107,143	93,858	14,530	3,472
Kirin Bay Phase II	72,302	70,172	2,310	3,196
Kirin Bay Phase III	110,881	104,619	28,378	29,611
Kirin Bay Phase IV	27,212	24,408	11,934	10,505
Kirin County (including Kirin Plaza)	114,113	113,437	5,956	807

Cost. Cost of real estate sales consist of land use rights costs, construction and installation costs. Our costs of real estate sales for the nine months ended September 30, 2015 were $80.2 million, an increase of $9.8 million, or 13.9%, compared to $70.4 million for the same period of 2014.  Our costs of real estate sales for the three months ended September 30, 2015 were $31.5 million, an increase of $0.9 million, or approximately 2.8%, compared to $30.6 million for the same period of year 2014. Our total cost of real estate sales increased in relation to the increase of revenue. As under the percentage of completion method, revenue from units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project.

Gross Profit. Gross profit was $20.5 million for the nine months ended September 30, 2015 (gross profit ratio: 20.3%), increased by $8.6 million as compared to gross profit of $11.9 million (gross profit ratio: 14.4%) for the nine months ended September 30, 2014, due to the higher gross margin ratio of the commercial units of Kirin Bay Phase I and Phase III, which contributed $14.2 million gross profit in the nine months ended September 30, 2015, and the gross profit ratio is 27.3%.

Gross profit for the three months ended September 30, 2015 was $10.9 million (gross profit ratio: 25.7%), increased by $6.9 million as compared with gross profit of $4.0 million (gross profit ratio: 11.6%) for the same period of year 2014, due to the higher gross margin ratio of the commercial units of Kirin Bay Phase I and Phase III, which contributed $8.6 million gross profit in the three months ended September 30, 2015.

The following tables set forth the aggregate Gross Floor Area (GFA) and the percentage-of-completion (POC) and Contract sold by project for the nine months ended September 30, 2015 and 2014:

	Total	POC cumulative accomplished for the nine months ended September 30,		Contract value of units sold for the nine months ended September 30,		Revenue recognized for the nine months ended September 30,
	GFA	2015	2014	2015	2014	2015	2014
No.79 Courtyard (Phase I)	130,067	100%	96.1%	$(183,828)	$1,464,941	$4,123,951	$2,245,537
No.79 Courtyard (Phase II)	45,122	100%	78.3%	313,560	510,292	1,797,829	7,210,167
No.79 Courtyard (Phase III)	47,960	100%	70.9%	4,673,788	8,642,494	7,334,093	12,578,594
No.79 Courtyard (Phase IV)	40,767	61.1%	-	14,404,810	-	12,304,334	-
Kirin Bay (Phase I)	163,607	100%	97.4%	14,529,706	4,683,330	15,099,985	13,841,275
Kirin Bay (Phase II)	92,043	93.5%	84.7%	2,309,529	8,837,687	5,526,177	20,269,892
Kirin Bay (Phase III)	130,734	77.0%	52.3%	28,378,372	32,825,384	36,993,895	23,781,384
Kirin Bay (Phase IV)	51,512	63.5%	9.9%	11,933,551	14,159,223	11,566,950	1,385,819
Kirin County (including Kirin Plaza)	183,313	98.5%	98.3%	5,956,207	511,363	5,406,033	$577,955

Total	885,125			$82,315,695	$71,634,714	$100,153,247	$81,890,623

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the nine months ended September 30, 2015 and 2014:

	2015			2014
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$(258,195)	(252)	$1,025	$803,841	545	$1,475
-commercial	260	-	-	18,035	-	-
-garage	74,107	111	668	643,065	888	724
No.79 Courtyard Phase II
-One elevator and four suites	8,587	-	-	369,972	292	1,267
-Parking lots	304,973	216	1,412	140,320	96	1,462
No.79 Courtyard Phase III
-residential	3,246,488	2,816	1,153	7,774,748	5,557	1,399
-commercial	1,003,131	357	2,810	473,891	123	3,853
-garage	424,169	519	817	393,855	346	1,138
No.79 Courtyard Phase IV
-residential	14,404,810	10,697	1,347	-	-	-
Kirin Bay Phase I
-residential	415,113	429	968	797,286	829	962
-commercial	14,030,978	6,818	2,058	1,992,228	737	2,703
-garage	83,615	90	929	1,893,816	3,445	550
Kirin Bay Phase II
-residential	1,568,208	1,685	931	8,510,868	6,971	1,221
-garage	741,321	1,503	493	326,819	526	621
Kirin Bay Phase III
-residential	28,144,583	31,290	899	31,932,109	35,199	907
-garage	233,789	353	662	893,275	1,222	731
Kirin Bay Phase IV
-residential	11,874,265	13,511	879	14,159,223	15,744	899
-garage	59,286	110	539	-		-
Kirin County
-residential	(183,979)	(263)	700	2,868	-	-
-commercial	6,067,994	4,863	1,248	329,451	1,030	320
-garage	72,192	319	226	179,044	807	222

Total	$82,315,695	75,172	$1,095	$71,634,714	74,359	$963

The following tables set forth the consolidated square meters sold and average selling price per square meter by each project for the three months ended September 30, 2015 and 2014:

	2015			2014
	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)	Contract Sales(1)	Square Meters Sold(2)	Average Selling Price(3)
No.79 Courtyard Phase I
-residential	$(274,531)	(252)	$1,089	$-	-	$-
-commercial	260	-	-	-	-	-
-garage	18,600	(34)	(547)	223,146	232	962
No.79 Courtyard Phase II
-One elevator and four suites	(68)	-	-	185,839	149	1,247
-Parking lots	79,224	60	1,320	35,179	24	1,466
No.79 Courtyard Phase III
-residential	504,153	402	1,254	2,828,105	2,100	1,347
-commercial	470,459	142	3,313	-	-	-
-garage	315,735	368	858	85,967	65	1,323
No.79 Courtyard Phase IV
-residential	4,554,750	3,139	1,451	-	-	-
Kirin Bay Phase I
-residential	(3,260)	-	-	96,066	87	1,104
-commercial	13,083,034	6,536	2,002	603,875	237	2,543
-garage	26,107	20	1,305	140,576	344	409
Kirin Bay Phase II
-residential	(547,389)	(251)	2,181	3,282,670	2,791	1,176
-garage	377,550	551	685	(21,247)	(31)	685
Kirin Bay Phase III
-residential	3,567,041	3,882	919	8,562,698	9,205	930
-garage	(192,371)	(217)	887	199,383	272	733
Kirin Bay Phase IV
-residential	7,947,735	9,088	875	1,257,625	1,087	1,157
-garage	(21,427)	(37)	579	-	-	-
Kirin County
-residential	(183,979)	(263)	700	-	-	-
-commercial	6,213,046	4,667	1,331	(300,244)	236	(1,272)
-garage	(567)	-	-	14,236	69	206

Total	$35,934,102	27,801	$1,293	$17,193,874	16,867	$1,019

(1)	This column reflects the aggregate amount of all contracts entered into during the applicable period.
(2)	This column reflects the total square meters sold during the applicable period.
(3)	This column reflects the average price per square meter for all properties sold during the applicable period.

Operating Expenses. Operating expenses for the nine months ended September 30, 2015 were $7.8 million, a decrease of $1.5 million, or 16.6%, from $9.3 million for the nine months ended September 30, 2014. The decrease was because our overall operating expenses in staff salaries decreased by $0.3 million, advertising expenses decreased by $0.5 million and professional fee decreased by $0.8 million for the nine months ended September 30, 2015 as compared to the same period of 2014.

Operating expenses for the three months ended September 30, 2015 were $2.8 million, a decrease of $0.1 million, or 2.9%, from $2.9 million for the three months ended September 30, 2014.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
		% of Expenses		% of Expenses		% of Expenses		% of Expenses
Operating expenses	$7,780,455	100%	$9,320,122	100%	$2,785,636	100%	$2,863,907	100%
Selling expenses	2,476,160	31.8%	2,794,450	30.0%	930,151	33.4%	1,129,324	39.4%
Advertising expense	1,300,918	16.7%	1,789,192	19.2%	540,780	19.4%	791,467	27.6%
Staff salaries	531,539	6.8%	384,017	4.1%	179,260	6.4%	165,358	5.8%
Office and Administrative expenses	643,703	8.3%	621,241	6.7%	210,111	7.6%	172,499	6.0%
General and administrative expenses	5,304,295	68.2%	6,525,672	70.0%	1,855,485	66.6%	1,734,583	60.6%
Staff salaries	1,902,210	24.4%	2,303,659	24.7%	622,430	22.3%	562,740	19.7%
Professional expenses	1,529,699	19.7%	2,299,221	24.7%	613,579	22.0%	578,426	20.2%
Office and Administrative expenses	1,872,386	24.1%	1,922,792	20.6%	619,476	22.2%	593,417	20.7%

●	Advertising Expenses. Our advertising expenses decreased from $1.8 million for the nine months ended September 30, 2014 to $1.3 million for the same period of 2015. Such decrease was mainly a result of our No.79 Courtyard and Kirin Bay projects are well-known projects in Xingtai City, no much additional advertising fee spent on promoting projects.

●	Professional and related Expense. Our professional expense decreased from $2.3 million for the nine months ended September 30, 2014 to $1.5 million for the nine months ended September 30, 2015. The decrease was due to consulting fee of related party decreased by $1.4 million, meanwhile the legal expense and service fee from a third party increased by $0.7 million.

●	Staff salaries. Our staff salaries decreased from $2.7 million for the nine months ended September 30, 2015 to $2.4 million for the nine months ended September 30, 2015 as a result of staff number decrease.

Interest Expense, net. Our net interest expense was $1.6 million for the nine months ended September 30, 2015, a decrease of $2.7 million, or 63.4%, from $4.3 million for the same period of 2014.   The decrease was due to: 1) the interest expense for the nine months ended September 30, 2015 decreased from $8.0 million for the same period of 2014 to $7.2 million, decreased by $0.8 million, the company repaid more loans to financial institution in the nine months ended September 30, 2015. 2) The Company recognizes interest income from loans to related parties, which was $5.6 million for the nine months ended September 30, 2015, increased by $1.9 million as compared to $3.7 million interest income for the nine months ended September 30, 2014.

Our net interest expense was $0.2 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively.  The decrease was due to the company recognized interest income from loans to related parties, which was $2.1 million for the three months ended September 30, 2015, increased by $ 0.8 million as compared to $1.3 million interest income for the three months ended September 30, 2014.

Other non - operating income (loss). Other non-operating income was $2.6 million for the nine months ended September 30, 2015, an increase of $3.0 million, or 764.8%, from Other non-operating loss $0.4 million for the same period of 2014. Other non-operating income was mainly the gain from the disposal of two parcels of land in the United States, the Company recognized the gain from land’ sales at the amount of $2.3 million in the nine months ended September 30, 2015.

Income Taxes. Income taxes expense for the nine months ended September 30, 2015 totaled $7.1 million, an increase of $5.6 million or 380.6% from income taxes expense of $1.5 million for the nine months ended September 30, 2014. Income taxes increased because: 1) Deferred tax expense increased by $4.0 million mainly due to deferred tax liabilities arose from interest income and revenue recognition; 2) Current income tax expense increased by $0.1 million; 3) LAT expense increased by $1.6 million as compare for the same period of 2014, mainly due to the Company sold many commercial units of Kirin Bay Phase I and Phase III in the nine months ended September 30, 2015. Income taxes expense for the three months ended September 30, 2015 totaled $3.8 million, an increase of $3.1 million from income taxes expense of $0.7 million for the three months ended September 30, 2014.

Net Income (Loss). Net income for the nine months ended September 30, 2015 was $7.4 million, an increase of $10.5 million or 336.2%, from net loss of $3.1 million for the nine months ended September 30, 2014. Net income increased because gross profit increased by $8.6 million, the other income increased by $6.0 million and the operating and administrative expense decreased by $1.5 million, meanwhile income tax expense increased by $5.6 million for the nine months ended September 30, 2015 as compared to the same period of 2014.

Net income for the three months ended September 30, 2015 was $4.5 million, an increase of $6.1 million, from net loss of $1.6 million for the three months ended September 30, 2014. Net income increase because in the three months ended September 30, 2015, the gross profit increased by $6.9 million, the other income increased by $2.2 million, meanwhile income tax expense increased by $3.1 million as compared to the same period of 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$565,476	$(17,945,028)
Net cash provided by (used in) investing activities	(4,775,042)	5,529,077
Cash flows provided by (used in) financing activities	(5,250,200)	2,113,742
Effect of exchange rate changes on cash and cash equivalent	(366,392)	(124,208)
Net decrease in cash and cash equivalents	(9,826,158)	(10,426,417)
Cash and cash equivalents - beginning of period	22,004,479	23,407,551
Cash and cash equivalents - end of period	12,178,321	12,981,134

We had a balance of cash and cash equivalents of $12.2 million as of September 30, 2015 compared with a balance $13.0 million as of September 30, 2014. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow provided by operating activities was $0.6 million for the nine months ended September 30, 2015, compared to net cash outflow used in operating activities of $17.9 million for the nine months ended September 30, 2014, an increase of $18.5 million. The increase in net cash inflows provided by operating activities was primarily due to the following:

●	We had $7.4 net income in the nine months ended September 30, 2015. In the same period of 2014, we had net loss of $3.1 million, which led to a $10.5 million increase in net cash inflow from operating activities.

●	We had $20.1 million cash inflow from real estate property completed and real estate property under development (combination of accounts payable) for the nine months ended September 30, 2015. In the same period of 2014, we had $11.1 million on our projects, this accounted for $9.0 million increase in the net cash inflow from operating activities;

●	Changes in customer deposit provided $11.3 million cash outflow for the nine months ended September 30, 2015. In the same period of 2014, changes in customer deposit contributed $2.5 million cash inflow, which led to a $13.8 million increase in the net cash outflow from operating activities.

●	Changes in account receivable provided $5.2 million cash outflow for the nine months ended September 30, 2015. In the same period of 2014, changes in account receivable contributed $0.1 million cash inflow, which led to a $5.3 million increase in the net cash outflow from operating activities.

●	Changes in prepayments provided $10.1 million cash inflow for the nine months ended September 30, 2015. In the same period of 2014, changes in prepayments contributed $2.9 million cash outflow, which led to a $13.0 million increase in the net cash inflow from operating activities.

●	Revenue in excess of billing provided $6.1 million cash outflow for the nine months ended September 30, 2015. In the same period of 2014, revenue in excess of billing contributed $1.6 million cash inflow, which led to a $7.7 million decrease in the net cash inflow from operating activities.

●	Changes in other receivable provided $3.5 million cash outflow for the nine months ended September 30, 2015. In the same period of 2014, changes in other receivable provided $22.5 million cash outflow, which led to a $19.0 million decrease in net cash outflow from operating activities.

●	Changes in other payable provided $0.5 million cash inflow for the nine months ended September 30, 2015. In the same period of 2014, changes in other payable provided $6.9 million cash inflow, which led to a $6.4 million decrease in net cash inflow from operating activities.

Investing Activities. Net cash outflow used in investing activities was $4.8 million for the nine months ended September 30, 2015, compared to net cash inflow of $5.5 million provided by investing activities for the nine months ended September 30, 2014, representing an increase of $10.3 million in the net cash outflow from investing activities. The Company loans repaid by related parties increased by $14.3 million, meanwhile, loans paid to related party increased by $22.3 million in the nine months ended September 30, 2015 as compared with the same period of 2014. Disposal of lands resulted in the increase of cash inflow of $7.2 million, and purchase of equipment led to a $2.5 million decrease in the net cash outflow from investing activities. And there was $12.2 million short-term loan repaid from related parties in the nine months ended September 30, 2014, while it was nil in the same period of year 2015.

Financing Activities. Net cash outflow used in financing activities was $5.3 million for the nine months ended September 30, 2015, compared to $2.1 million cash inflows provided by financing activities for the nine months ended September 30, 2014, a decrease of cash inflows of $7.4 million. This was mainly due to an increase of repayment of financial institution loan of $3.2 million in the nine months ended September 30, 2015 as compared with the same period of 2014, and a decrease of $7.0 million of financial institution loan received in the nine months ended September 30, 2015 as compared with same period of 2014, meanwhile, the Company received $2.8 million cash inflow from note payable. $10.0 million cash inflow from entrusted investment in the nine months ended September 30, 2015, and the Company paid $4.0 million for the entrust investment to purchase land and $6.0 million to a related party based on escrow agreement.

Contractual Obligations

Long-term debt obligations, costs of land use rights and non-cancellable construction contract obligations for the nine months ended of September 30, 2015

	Payments due by period
		less than	1-3
in thousands of US Dollars	Total	1 year	years
Loans payable	$81,382	$46,811	$34,571
Costs of land use rights	3,679	3,679	-
Non-cancellable construction contract obligations	115,159	115,159	-

Total	200,220	165,649	34,571

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

As of September 30, 2015, we entered into non-cancellable agreements with several contractors for our on-going business of constructing residential and commercial properties. The total amount we committed to pay contractors as outlined in these non-cancellable construction agreements aggregates approximately $115.2 million.

Material Financial Obligations

Loans Payable

As of September 30, 2015 our total loan balance was $87.2 million.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2013 Loans”)
Original loan due January 30, 2015, RMB 50,000,000($7,856,941) maturity extended to March 30, 2016, RMB 18,000,000($2,828,500) maturity extended to June 30, 2016) , at 9.84% per annum	10,685,441	11,050,621
Original loan due May 30, 2015, RMB 2,000,000 ($314,277) maturity extended to June 30, 2016, RMB 46,000,000($7,228,386) maturity extended to September 30, 2016, at 9.84% per annum	7,542,663	7,800,439
Original loan due September 30, 2015, RMB 4,000,000 ($628,555) maturity extended to September 30, 2016, RMB 30,000,000 ($4,714,165) maturity extended to December 30, 2016, RMB 14,000,000 ($2,199,943) maturity extended to March 30, 2017, at 9.84% per annum	7,542,663	7,800,439
Original loan due January 30, 2016, RMB 26,000,000 ($4,085,609) maturity extended to March 30, 2017, RMB 22,000,000 ($3,457,054) maturity extended to June 30, 2017, at 9.84% per annum	7,542,663	7,800,439
Original loan due May 30, 2016, RMB 28,000,000 ($4,399,887) maturity extended to June 30, 2017, RMB 20,000,000 ($3,142,776) maturity extended to July 30, 2017, at 9.84% per annum	7,542,663	7,800,439
	40,856,093	42,252,377
Loans from Industrial and Commercial Bank of China, XingtaiYejin Branch (“ICBC 2012 Loans”)
Due September 18, 2015, at 9.225% per annum	-	6,500,366
Due May 19, 2015, at 9.225% per annum	-	4,875,274
Due January 19, 2015, at 9.225% per annum	-	4,875,274
	-	16,250,914
Loans from HebeiXingtai Rural Commercial Bank
Due April 24, 2015, at 12.56% per annum (“Credit Union 2014 Short-term loan”)	-	3,250,183
Due May 8, 2015, at 12.036% per annum (“Syndicated Loans 2014”)	-	8,125,457
Due July 24, 2015, at 11.46% per annum (“Zhongding Kirin 2014 Loan”)	-	7,514,241
Due June 26, 2015, at 11.46% per annum (“Short-term 2014 Loan”)	-	3,250,183
Due October 16, 2017, at 7.38% per annum (“Garden 2014 Loan”)	4,714,164	4,875,274
Due November 12, 2015, at 15.00% per annum (“Entrust Loan 2014”) (note(a))	1,855,809	1,919,233
Due July 3, 2015, at 11.79% per annum (“Zhongding Kirin Loan 2014”)	-	4,875,274
Due February 6, 2016, at 15% per annum (“Entrust Loan 2015”)	2,003,520	-
Due February 8, 2017, at 7% per annum (“Syndicated Loans 2015”)	7,856,941	-
Due April 21, 2015, at 15.46% per annum (“Credit Union 2015 Short-term loan”)	3,142,776	-
Due May 14, 2016, at 13.01% per annum (“Garden 2015 Loan”)	2,828,499	-
Due May 7, 2016, at 13.11% per annum (“HebeiZhongding Loans 2015”)	7,071,247	-
Due June 10, 2016, at 13.99% per annum (“Zhongding Kirin Loan 2015-1”)	6,810,097	-
Due June 23, 2016, at 13.01% per annum (“Zhongding Kirin Loan 2015-2”)	4,242,748	-
	40,525,801	33,809,845

	$81,381,894	$92,313,136

Note (a): This loan was repaid in full when it became mature subsequent to balance sheet date.

ICBC 2012 Loans and ICBC 2013 Loans are floating rate loans whose rates are set at 10% above 1-to-3 year base borrowing rate stipulated by the People’s Bank of China at the date of each drawdown, and are subject to revision every 12 months. The Company also paid financing service fees for ICBC 2012 Loans, ICBC 2013 Loans Syndicated Loans 2014, Short-term 2014 Loan, Zhongding Kirin Loan 2014, Garden 2015 Loan, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015-1 and Zhongding Kirin Loan 2015-2. The financing service fees were paid prior to financial institution releasing loans to the Company as prepaid interest, and have been included in the determination of respective loans’ effective interest rates. Credit Union 2015 Short-term Loan was guaranteed by HebeiYoerma and Zhongding Kirin Loan 2014 was guaranteed by an unrelated party company as arranged by the financial institution. The Company did not pay for the guarantees. ICBC 2013 Loans were extended and the Company increased the mortgaged property with carry value of approximately $7,132,446 (unaudited).

As of September 30, 2015 and December 31, 2014, ICBC 2012 Loans, ICBC 2013 Loans, HebeiZhongding Loans 2015 and Zhongding Kirin Loan 2015 were secured by the Company’s real estate held for development and land use right with carrying value of approximately $87,082,775 (unaudited) and $132,360,000, respectively.

As of September 30, 2015 and December 31, 2014, Garden 2014 Loan and Syndicated Loans 2015 were secured by land use right owned by Zhenjiang Huaxia Kirin Real Estate Co., Ltd with carry value of approximately $30,642,000 (unaudited) and $12,280,000, respectively. As of September 30, 2015, Garden 2015 Loan was secured by HebeiYoerma’s Land use right and property right with carrying value of approximately $6,076,000.

On November 14, 2014, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 11,810,000 (approximately $1,856,000, “Entrust Loan 2014”), and borne an annual effective interest rate of 15%, including loan of RMB 1,100,000 due to managements of the Company, with the remaining balance due to third party individuals.

On February 10, 2015, the Company entered into a series of entrust loan agreements with Xingtai Rural Commercial bank and individuals with amount RMB 12,750,000 (approximately $2,004,000, “Entrust Loan 2015”), and borne an annual effective interest rate of 15%, including loan of RMB 1,400,000 due to managements of the Company, with the remaining balance due to third party individuals.

Related Party Transactions and Balances

(1) Loan to related parties consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
HuaxiaHuifeng Ventures Capital Management (Beijing) Co., Ltd(note(a))
Due October 14, 2015, at 18% per annum, maturity extended to December 31, 2016	$15,713,882	$27,626,554
Due October 14, 2015, no interest, maturity extended to December 31, 2016	2,042,805	4,532,380
	17,756,687	32,158,934
Zhuolu Huada Real Estate Development Co., Ltd
Original loan due August 5, 2015, maturity extended to August 5, 2016, at 20% per annum	4,674,880	4,834,647

Zhenjiang Huaxia Kirin Real Estate Development Co., Ltd
Due October 16, 2017, at 7.92% per annum	4,714,164	4,875,274
Due February 8, 2017, at 8.90% per annum	7,856,941	-
Due December 31, 2015, at 15% per annum	7,455,860	-
	20,026,965	4,875,274
Langfang Hualin Real Estate Development Co., Ltd
Due February 9, 2016, at 15% per annum	13,357	-
Due March 18, 2016, at 15% per annum	23,571	-
Due May 13, 2016, at 15% per annum	40,856	-
Due July 9, 2016, at 15% per annum	7,857	-
	85,641	-
Huaxia Kirin (Beijing) Investment Co., Ltd
Due December 31, 2016, at 18% per annum	5,499,859	-

Huaxia Brother (Beijing) Investment Management Co., Ltd
Due December 31, 2016, at 18% per annum	3,215,060	-

Beijing Huaxia Kirin Investment Development Co., Ltd
Due December 31, 2016, at 18% per annum	2,335,083	-

Interest income receivables	10,998,309	6,484,246

	$64,592,484	$48,353,101

Note (a): On February 11, 2015, the Company received RMB 84,890,000 (approximately $13,660,000, at historical exchange rate) from HuaxiaHuifeng.

The Company notes that the loans made to a related party all are in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanction, penalties, or investigations, in addition to potential private securities litigation. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to loan contract.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, XingtaiZhongding was entitled to receive RMB2,800,000, RMB43,000,000, RMB63,000,000, and RMB51,200,000, respectively ($443,049, $6,642,455, $9,293,749, and $7,484,417, respectively, translated at respective years’ historical rates) earned government grant from Business Investment, representing total amount of the government grant. The Company has the right to determine how to utilize the earned government grant. As at September 30, 2015 and December 31, 2014, accumulated earned government grant of RMB160,000,000 and RMB160,000,000 ($25,142,211 and $26,001,463) was used to repay working capital provided by Jianfeng Guo for the support of other real estate projects’ development. As at September 30, 2015, the Company had a remaining $2,410,897 earned government grant available for future drawdown after repaid working capital provided by Jianfeng Guo, which is included in “Receivable from a trust equity owner” in condensed consolidated balance sheet.

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

Gross amount of working capital provided by and to affiliate companies and individuals designated by Jianfeng Guo as at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

Gross of working capital received from affiliate companies and individuals designated by Jianfeng Guo	$(62,419,255)	$(42,278,247)
Gross of working capital provided to affiliate companies and individuals designated by Jianfeng Guo	39,687,941	21,692,272
Gross earned government grant held by a related party	25,142,211	26,001,463

Receivable from a trust equity owner	$2,410,897	$5,415,488

(4) Disposal of subsidiaries to a related party

On September 30, 2015, XingtaiZhongding signed an agreement with Hebei Yoerma to sell its 100% equity interest in Beijing Property and its subsidiary Hebei Property, the contract price is RMB 1,000,000 (approximately $157,000, (Note 9). The difference between the contract price and book value of Beijing Property and Hebei Property is RMB 10,288,978 (approximately $1,617,000) which is recorded in Additional paid-in capital.

(5) Prepayment to related party

Please see Note 8 – Prepayments.

	September 30,	December 31,
	2015	2014
	(Unaudited)
Mr. Wu Hui	$4,033,355	$5,663,264
Kirin Huaxia Development Co., Ltd.	1,971,385	2,038,759
Huaxia Kirin (Beijing) Investment Co., Ltd.	-	5,687,820
Beijing Huaxia Kirin Investment Development Co. ,Ltd.	-	1,643,043

	$6,004,740	$15,032,886

(6) Loan related to related party

Please see Note 19 Credit Union 2014 and 2015 Short-term Loan, Entrusted loan 2014 and 2015, Garden 2014 and 2015 Loan, Syndicated loans 2015.

(7) Balances with related parties

Please see Note 9 – Other receivables and Note 15 – Other Payables and Accrued liabilities.

(8) Service fee

For nine months ended September 30, 2015 and 2014, the Company recorded service fee with an amount of RMB 1,200,000 (approximately $194,000) and RMB 3,600,000 (approximately $586,000), respectively. For three months ended September 30, 2015 and 2014, the Company recorded service fee with an amount of RMB nil and RMB 1,200,000 (approximately $194,000), respectively. The service was received from affiliate companies designated by Jianfeng Guo.

(9) Notes Receivable

Please see Note 6 – Notes Receivable from a related party.

(10) Notes Payable

Please see Note 12- Notes Payable to a related party.

(11) Entrust Investment from a related party

Please see Note 14 – Entrust Investment from a related party.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of September 30, 2015.

●	We do not have a functional audit committee; and

●	We lack of sufficient knowledge or resources of and ability to uniformly apply U.S. GAAP reporting by our existing key accounting staff; and

●	We have substantial related party transactions and have no corporate governance policies in place to review, authorize and approve such transactions. Specially the Company made loans to related parties which is in violation to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loans may subject us and our officers and directors to possible criminal, civil or administrative sanction, penalties, or investigations, in addition to potential private securities litigation. Management is aware of the violation, and has committed to remediating it by collecting the outstanding balance according to loan agreement and implementing controls that will prevent this type of violation from happening in the future.

The Company is still determining what steps it will take to remedy these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness described above resulted in the Company having another repeated violation under Section 402of the Sarbanes-Oxley Act of 2002 in the past quarter.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRIN INTERNATIONAL HOLDING, INC.

Dated: December 18, 2015	By:	/s/ Jianfeng Guo
Jianfeng Guo
Chief Executive Officer

Dated: December 18, 2015	By:	/s/ Cindy Zheng
Cindy Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

