Form 10-K
period 2015-12-31
Yangtze River Development Ltd
filed 2016-02-02
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55576

YANGTZE RIVER DEVELOPMENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

183 Broadway, Suite 5 New York, NY United States	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 646-861-3315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

Accelerated filer	☐	Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,343,998.

Number of the issuer’s common stock outstanding as of February 1, 2016: 172,254,446.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YERR,” “we,” “us,” and “our” refers to the combined business of Yangtze River Development Limited, a corporate formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary Ricofeliz Capital (HK) Ltd (“Ricofliz Capital”), a company formed under the laws of Hong Kong, and Ricofelix Capital’s wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China”).

PART I

Item 1.	Business.

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Ricofelix Capital, which operates through its wholly-owned subsidiary Wuhan Newport, a wholly foreign-owned enterprise that primarily engages in the business of real estate and infrastructural development with a port logistics project located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the anticipated "Free Trade Zone" of the Wuhan Port, a crucial trading window between China, the Middle East and Europe. To be fully developed upon completion of three phases, within the logistics center, there will be six operating zones, including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and residential community. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the anticipated Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

Wuhan Yangtze River Newport Logistics Center

One of the main projects of our Company is the Wuhan Yangtze River Newport Logistics Center (the “Logistics Center”), which is an extensive complex that is located in Wuhan, the capital of Hubei Province of China, a major transportation hub with dozens of railways, roads and expressways passing through the city and connecting to major cities in Mainland China, with connections to international centers of commerce and business.

The Logistics Center is expected to approximately a total of 474 Acres, for which the construction and development are expected to be completed in five years in three phases. It is expected to be located in the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wu Iron and Steel, China's first supergiant iron and steel complex. The Logistics Center is expected to include a port that will be located approximately 26.5km to Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000 to 10,000-ton berths, two of which are multi-purpose berths and the other six to general cargo berths. It is also designed to be able to handle up to five million tons of cargo and containers areas up to 100,000 TEU a year (including two freezers areas of 10,000 TEU).

Within the Logistics Center, functional areas will be divided into six operating zones, including a port operation area, a warehouse and distribution area, a cold chain supply logistics area, a rail cargo loading area, an exhibition area and a mixed residential and commercial community. The Logistics Center will also be complemented with container storage areas, multi-functional areas, general storage areas, multi-functional warehouse and infrastructural development, including new roads, gas stations, parking areas, gas and water pipes, electricity lines and all other facilities and equipment to operate the Logistics Center.

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is amongst the third group of China’s Free-Trade Zone (FTZ) applicants to submit FTZ applications to the State Council through the Wuhan municipal government for approval. Approvals have so far been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

Wuhan Newport has signed an agreement to rent 1.2 million square meters of land on a long term basis for building logistics warehouses covering 400,000 square meters in support of the new port. The warehouses is expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses, once constructed, will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces that lease the warehouses, terminals and offices.

Logistics Center Highlights:

●	The shipping center of Wuhan Newport will be implemented under China’s latest “One Belt, One Road” initiative to promote the "Yangtze River Economic Belt"

●	Wuhan Newport is part of the Yangluo port, which is part of the area that is currently seeking approval for status as a "Free-Trade Zone"

●	Wuhan Newport is part of the "Yangluo Comprehensive Bonded Zone", which allows the enterprises in the zone to receive certain favorable tax treatments such as export tax rebates and less or free of value-added tax and consumption tax

The “One Belt, One Road” Initiative.

China’s “one belt one road” transportation infrastructure development strategy aiming to link Asia with Africa and Europe has spurred the development of more international air routes from second-tier cities such as Wuhan, Changsha, Xiamen and Urumqi. The belt manifests the continental dimension of this geo-strategic realm. The “Belt” consists of a network of rail routes, overland highways, oil and gas pipelines and other infrastructural projects, stretching from Xian in Western China, through Central Asia and into Russia, with one artery crossing Kazakhstan and the other through Mongolia but both linking up with the trans-Siberian railway and going on to Rotterdam.

The “Road” is the maritime dimension and consists of a network of ports and other coastal infrastructure from China’s eastern seaboard stretching across South East Asia, South Asia, the Gulf, East Africa and the Mediterranean, forming a loop terminating at Greece, Italy and Netherlands in Europe and Kenya in Africa.

The Belt and the Road run through the continents of Asia, Europe and Africa, connecting the vibrant East Asia economic circle at one end and developed European economic circle at the other, and encompassing countries with huge potential for economic development.

Chinese President Xi Jinping put forward the strategic conception of building the "Silk Road Economic Belt" and "21st Century Maritime Silk Road", known shortly as the "One Belt and One Road" initiatives in September, 2013. The proposal garnered the interest of the global community, as soon as it was announced. Various countries along the proposed route have expressed broad support, while domestic cities and provinces, which were part of the ancient Silk Road, have welcomed the idea. Over the past year, China and relevant countries, together with regional organizations, have put in a lot of efforts to jointly build the 'One Belt and One Road'. They have devised innovative methods to strengthen bilateral ties and enhance regional cooperation and have made impressive progress.

This visionary conception that leverages on China's historical connections has created a new opportunity to rejuvenate the economic and cultural ties built via the ancient Silk Road. It presents a "win-win approach" to peaceful coexistence and mutual development. The idea carries forward the spirit of the ancient Silk Road that was based on mutual trust, equality and mutual benefits, inclusiveness and mutual learning, and win-win cooperation. It also conforms to the 21st century norms of promoting peace, development, cooperation and adopting a win-win strategy for all. The conception organically links the "Chinese dream" to the "Global Dream" and has far-reaching strategic significance with a global impact.

Office Complex Project

Taking into consideration the Comprehensive Bonded Zone and Free Trade Zone status of the Logistic Center, Wuhan Newport has obtained the land use rights to own approximately 500,000 square meters of commercial lands on which Wuhan Newport will build a mixed residential and office complex of approximately 700,000 square meters.   As of the date of this Annual Report, mixed-use complex totaling approximately 100,000 square meters have been completed and there are outstanding 600,000 square meters to be constructed in three phases within the next five (5) years.

To support the office complex, a light railway from downtown Wuhan to the complex is undergoing construction, for which the complex will be accessible by two stations along the light railway line. In addition, an expressway along the north shore of the Yangtze River in Wuhan is currently under construction; the completion of the highway is also expected to provide direct ground access between Wuhan city center and the Logistics Center and cut down the commute time to only 20 minutes.

Upon completion of the construction of the office buildings, Wuhan Newport plans to sell half of the complex while leasing out the remaining half for long-term income. It is Company’s goal to recover the initial investment costs through sale of half of the complex and generate a stable return based on rent of the other half complex upon completion of the project.

Corporate History

On December 23, 2009, the Company was incorporated under the laws of the State of Nevada under the name of “Ciglarette International, Inc.”. Our operations at the time consisted of marketing and distributing a “smokeless” cigarette. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market.

On March 1, 2011, the Company completed a reverse acquisition transaction through a share exchange with Kirin China Holding, a British Virgin Islands company (“Kirin China”), whereby the Company acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of common stock, which represented approximately 98.4% of the total shares outstanding immediately following the closing of this share exchange (the “First Share Exchange”). Upon consummation of the First Share Exchange, Company changes its name to “Kirin International Holding, Inc.” and traded under the symbol “KIRI” on OTC Markets. As a result of the First Share Exchange, Kirin China became a wholly-owned subsidiary. The Company ceased the smokeless cigarette business and became a holding company, through various controlled entities in the China, engaged in the development and operation of real estate in China. Through Kirin China, Company engaged in private real estate development focusing on residential and commercial real estate development in “tier-three” cities in China. Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development.

On December 19, 2015, Company entered into certain share exchange agreements with Energetic Mind and all the shareholders of Energetic Mind whereby the Company acquired 100% issued and outstanding ordinary shares of Energetic Mind (the “Second Share Exchange”). Pursuant to the terms of the agreements for the Second Share Exchange, in exchange for 100% issued and outstanding ordinary shares of Energetic Mind, the Company agreed to issue to (i) the shareholders of Energetic Mind an aggregate of one hundred fifty-one million (151,000,000) shares of Company’s common stock and (2) a certain related party an additional 8% convertible promissory note in the principal amount of one hundred fifty million dollars ($150,000,000), with a conversion price of $10.00 per share.

On December 31, 2015, the Company disposed all of its interests in i) Brookhollow Lake, LLC, ii) Newport Property Holding, LLC, iii) Kirin China, iv) Kirin Hopkins Real Estate Group LLC, v) Archway Development Group LLC, vi) Specturm International Enterprise, LLC and vii) wholly-owned subsidiary HHC-6055 Centre Drive LLC. The sale of Kirin China also effectively terminated Company’s contractual relationship with Hebei Zhongding Real Estate Development Co. Ltd and Xingtai Zhongding Jiye Real Estate Development Co., Ltd, both of which are companies formed under the laws of the People’s Republic of China and were deemed Company’s variable interest entities prior to this sale (“Subsidiaries Sale”).

As a result of the Second Share Exchange and the Subsidiaries Sale, the Company currently operates its business solely through its wholly-owned subsidiary Energetic Mind, which is the sole shareholder of Ricofliz, which engages its business through its wholly-owned subsidiary Wuhan Newport.

On January 13, 2016, Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of the State of the State of Nevada, changing its name from “Kirin International Holding, Inc.” to “Yangtze River Development Limited”. Effective January 22, 2016, Company changed its stock symbol from “KIRI” to “YERR”.

Organization & Subsidiaries

Upon completion of the Second Share Exchange described above in “Corporate History”, Yangtze River Development Limited holds 100% ordinary shares of its wholly owned subsidiary, Energetic Mind, which holds all of the share capital of Ricofeliz Capital. Ricofeliz Capital holds all of the share capital of Wuhan Newport, a wholly foreign-owned enterprise located in Wuhan of Hubei Province in China.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Transportation and Logistics Services

Taking the regional advantage of the highways, railways and waterways in Yangluo area, Company plans to develop a shipping hub with access to all types of cargo transportation and offer complementary services to businesses within this logistics center. The Company intends to create an efficient, reliable and comprehensive logistics service system by utilizing the third-party service providers with offices within the Logistics Center to provide professional logistics services.

Company is currently constructing the port terminal which will be the focal point of the Yangtze River Economic Belt. The Yangtze River riverbank within our properties measures 1,039 meters, where we plan to complete eight cargo berths handling ships ranging from 5,000 to 10,000 tons.

A cargo transportation railway invested by the government has been built next to the Logistic Center. The railway is known as the Wuhan-Xinjiang-Europe (“WXE”) Railway in the Silk Road Economic Zone as it is in the “One Belt, One Road” initiative introduced by the Chinese government. The WXE Freight Train sets out from Wuhan to Xinjiang and finally ends in Mainland Europe. Wuhan Newport’s terminal is therefore an important component of the “Silk Road Economic Belt” under the “One Belt, One Road” framework.

The customs facility at the Yangluo Comprehensive Bonded Area allow cargo vessels ranging from 5,000 to 10,000 tons to set out from Shanghai downstream via the Yangtze River in order to transport “Made in China” commodities to the Pacific Ocean and further to any other ports across the Indian Ocean. In return transporting commodities from other countries will be shipped directly back to Wuhan and then distributed throughout rest of the Mainland China. Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is amongst the third group of China’s Free-Trade Zone (FTZ) applicants to submit FTZ applications to the State Council through the Wuhan municipal government for approval. Approvals have so far been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

Cold Chain Logistics Services

A cold chain is a temperature-controlled supply chain. An unbroken cold chain is an uninterrupted series of storage and distribution activities which maintain a given temperature range. It is used to help extend and ensure the shelf life of products such as fresh agricultural produce, seafood and frozen food.

Within the Logistics Center, Company will provide extensive storage and processing services to its customers. Meanwhile, a cold chain logistics service system will be established to better help Company’s clients’ processing needs for their frozen foods, meats and other products that need special processing and handling. In addition, Company will offer professional services with temperature control, sorting, processing, packaging and delivery to ensure the reliability and safety of the logistics process.

Information Platform

To adapt to the needs of modern logistics service and meet the standards of the industry worldwide, Company will establish comprehensive automated management systems, as well as develop an operation system, enquiry system and decision-making systems for all types of business information such as warehouse, storage, trade, distribution and transportation, movable assets supervision and freight forwarding. Company plans to launch an integrated and information-sharing platform geared towards the demand of its targeted markets and potential clients.

Company will establish a uniform information platform including an internet-based logistics information portal and an e-commerce platform to provide the Company’s clients with services such as logistics services tracking, service rating, online operation, electronic transaction, and etc. Company expects this information portal to be equally reliable for both service providers and their respective clients.

Company will also establish an e-commerce system based on the logistics information portal and it will provide clients with many updated services such as online transactions, online payments, online inquiries and business information communication. This will create a comprehensive service system and a business model with high integration of information flow, capital flow, trade flow and goods flow.

Portside Service

Company also plans to provide incentives for companies that specialize in IT, production of new material and high-end equipment and manufacturing companies to station nearby the Logistics Center so that these companies can grow with the Logistics Center, leveraging each other’s specialization to serve each other’s business needs.

Logistics Financing

Logistics financing is mainly based on using supplies as collateral to obtain financing for supply chains to improve its overall economic efficiency. Developing an innovative logistics financing is significant because traditionally mortgages or loans are concentrated in real estate and logistics financing provides a lower systematic risk for lenders.

Compared to developed countries, logistics financing is a rather new field in China with a huge market potential of about 7 trillion RMB. The driving force for logistics financial service in western countries is mainly attributable to financial institutions as opposed to third-party private logistics companies in China who would occasionally provide financing options.

Logistics financial services became a popular investment vehicle among these third-party lenders. However, the business of logistics financing has become more complex for these private lenders to handle as they will need professional service to guide them the process and thus safeguard their investments.

According to the data from China Federation of Logistics and Purchasing, the total nationwide logistics in 2011 amounted to RMB 158.4 trillion which year-on-year growth rate is 12.3%. It decreased 2.7% compared to that of last year. The growth trend of the total nationwide logistics is high in first half year while low in last half year—it is 14.2% in the first quarter, 13.7% in the first half year and 13.4% in the first three quarters. Total nationwide logistics fees are 8.4 trillion Yuan which year-on-year growth rate is 18.5% an increase of 1.8% compared to that of last year. Data from China Federation of Logistics and Purchasing also shows that the proportion of total logistics fees to GDP in 2011 is 17.8%, which is almost same as that of last year. This means the logistics cost of social economic operation is still high. As an important part of a productive service industry, the position of the logistics industry in the national economy is more and more significant. It promotes the development of the growth and the maturity of the economy and society. The huge market space of logistics industry also attracts banks to enter the market.

Even though the history of logistics financing has been relatively short in China, the appetite for this is expected to grow as the Free Trade Zones in Shanghai, Tianjin and soon-to-be Wuhan will likely attract more business and international financial institutions. Logistics financing not only provides the businesses with a new alternative to meet their capital needs, but also opens a new channel for commercial banks to reach small and midsize businesses. While interest income generated from logistics financing transaction is often an important source of income for many multinational logistics companies, companies who are able to provide financing are often the industry leaders. Because logistics financing can be an effective channel for the Company to reach its targeted market, our Company plans to capture this first-mover advantage when logistics financing is still in its development stage in China.

In light of this market opportunity, Company plans to establish and utilize e-commerce platforms to offer online booking, online dealing and online exhibiting services to provide professional transaction services for electronic products, commodity, foods and metals. Company also plans to provide comprehensive support services to complement logistics financing. Maritime insurance and training services will be offered within the Logistic Center. Company plans to help its clients to raise construction capital through Build-Transfer (BT), Build-Operate-Transfer (BOT), corporate debt and equity financing. Company also plans to collaborate and develop strategic alliances with other logistics or cargo shipping centers around the world.

Sales and Marketing

Company plans to enter the market by collaboration with two strategic partners – CMST Development (Hankou) Co. Ltd. (“CMST”) and Hubei Province Chamber of Commerce (“HPCC”).

CMST is a state-owned enterprise that is principally engaged in the logistics and trading business. The company and its subsidiaries are primarily involved in the storage, sale and distribution of merchandises, and freight forwarding. As part of the collaborate, CMST  has agreed to transfer storage and processing, logistics and other existing services to Wuhan Newport, including a turnover of more than 5 million tons of steel per year. Because of the collaboration, Company plans to offer the warehouse processing zones and provide the partner companies with professional service and advice. While company is responsible for providing storage areas, railway access, port terminal and equipment installation, along with a commodities trading e-commerce platform to provide a comprehensive range of supply chain for financial support services, CMST is responsible for warehouse operations management and client sourcing. Both companies will work together to create Wuhan Newport as a national logistics center and establish a greater influence on the commodity professional market. Company is expected to receive fees based on their use of the warehouse and terminal, as well as other services within the Logistics Center.

Company has also been collaborating with Hubei-Jin Business Chamber of Commerce (“Hubei-Jin”) as Hubei-Jin intends to move its headquarter to the Logistics Center. Hubei -Jin works with approximately fifty companies in the iron and steel production and trading business. Optimistic about the geographic advantages and appreciation potential of the Logistics Center, Hubei-Jin has committed to a total of not less than 100,000 square meters of office space and is expected to move in occupying the office spaces. While their biggest needs will be the warehouse within the Logistics Center, Hubei-Jin is also expected to use company’s port terminal, waterways, railways and other logistics services, for all of which Company will charge Hubei-Jin a service fee.

PRC Logistics Industry Overview

According to the National Bureau of Statistics of the PRC, China’s nominal GDP grew at a compound annual growth rate of 15.8% between 1980 and 2013 and reached RMB 56.9 trillion in 2013. Adjusted for inflation, China’s real GDP maintained an average annual growth rate of 9.9% between 1980 and 2013, significantly outpacing the world’s other major economies, such as the United States, Japan, India and Germany. Since 2010, China has been the world’s second largest economy behind the United States.

Source: National Bureau of Statistics of the PRC

Source: National Bureau of Statistics of the PRC

The logistics industry has become the new increasing point of China’s economy in the 21st century. In recent years, third party logistics indicated a tendency towards rapid increase, increasing from 40 billion in 2001 to 500 billion in 2013 with a 25% annual increase rate at average. Among these third party logistics companies, 70% of them had a 30% increase in their revenue annually and 20% of them had their revenue doubled each year.

The Rise of Logistics Finance

Logistics finance provides financial services such as financing, clearance and insurance to support the logistics industry. It evolves as the logistics industry develops. Not only can logistics finance services improve the service capability and increase the profitability of the third party logistics companies, it can also expand financing channels, decrease financing cost and increase the capital efficiency.

Compared with developed countries, logistics finance is a new field in China with huge market potential of about 7 trillion RMB. The driving force for logistics financial services in western countries are mainly financial institutes while it is the third party logistics corporations in China that provide such services. Logistics financial services appear along with modern third party logistics corporations. The business of logistic financial services for modern third party logistics corporations is more complex than before in that it not only includes modern logistics service but is part of finance services.

According to the data from China Federation of Logistics and Purchasing, total nationwide logistics amount in 2011 is 158.4 trillion Yuan which year-on-year growth rate is 12.3%. It decreases 2.7% comparing with that of last year. The growth trend of total nationwide logistics amounts is high in first half year while low in last half year—it is 14.2% in the first quarter, 13.7% in the first half year and 13.4% in the first three quarters. Total nationwide logistics fees are 8.4 trillion Yuan which have a year-on-year growth rate of 18.5% and increase to 1.8% compared that of last year. Data from the China Federation of Logistics and Purchasing also shows that proportion of total logistics fee to GDP in 2011 is 17.8% which is almost same to that of last year. It means the logistics cost of social economic operation is still high. As an important part of a productive service industry, the position of the logistics industry in national economy is more and more significant. It promotes the development of the economy. The huge market space of logistics industry also attracts banks to enter the market.

The major target client for logistics finance service are small or medium size companies, which are the main players in China’s economy and have a great weight in the market. One of the biggest hurdles in the life circle of these small or medium size companies is lack of cash flow, which always becomes the “bottle neck” of their development and prevents them from moving forward. The need for logistics financing is because of the lack of available credit financing facilities and incapability of financing on the capital markets.

Therefore, logistics finance services solve the financing problem by allowing these small and medium companies to use its raw materials and commodities as collateral to borrow money. Logistics financing increases the liquidity of cash flow, lowers the clearance risks and improves the efficiency of the economic operation. It is conservatively estimated that the logistics finance market in China is over 1,000 billion RMB. China’s logistics finance is a huge growing space.

Market Overview of Wuhan

Located in the middle reaches of the Yangtze River, Wuhan has been regarded as the gateway to nine provinces nearby. Beijing-Guangzhou Railway and the Yangtze River converge in Wuhan and also Beijing-Jiulong Railway and Beijing-Guangzhou Railway intersect in it, thus forming a railway network linking North China, Southwest China, Central South China and East China. Moreover, Beijing-Zhuhai Expressway and Shanghai-Chengdu Expressway converge in Wuhan and a high-speed railway along the Yangtze River will be completed here soon. Therefore, a “flexible multimodal transportation system” combining expressways, high-speed railways and water transportation on the Yangtze River will give greater prominence to Wuhan's position of strategic importance as a junction of water and land transportation in China.

Wuhan is the largest inland logistics and cargo distribution center in China, with its service covering approximately a 400 million populations in the five neighboring provinces including Hunan, Jiangxi, Anhui, Henan and Sichuan. At present, there are over 10,000 commercial organizations, 105,000 commodity networks, four commercial listed enterprises as well as eight comprehensive shopping centers on the list of China Top 100 Retail Shopping Centers.

China is thoroughly implementing the strategy of coordinated regional development, expanding domestic demand, innovation-driven development and new urbanization, and building a new economic support belt relying on the Yangtze River. As a central city in the central region and the middle reach of the Yangtze River, and the country’s major transportation hub and science and technology base, Wuhan faces multiple overlapping strategic opportunities. Location, transportation, science, education, market and other advantages will be further enhanced and fully released and more quickly transformed into development and competitive advantage.

Wuhan is a major transportation hub of China situated at the midstream of the Yangtze River. Going west alongside the Yangtze, upstream are the cities in Chongqing, Sichuan, Yunnan and Qinghai. Going east downstream are provinces of Hunan, Anhui and Jiangsu, as well as the cities of Nanjing and Shanghai, until finally arriving at the sea. The railway runs north bound to Harbin, westbound to Urumqi, east bound to Shanghai and south bound to the Shenzhen Highway and expressways that stretch in all directions ensuring easy and convenient transportation to all provinces in China. Likewise, Wuhan is largest economic city in central China with an annual GDP beyond 1,000 billion RMB. In 2015, the China State Council introduced and implemented the Midstream Yangtze River City Group Development Plan headed by Wuhan. In fact, the city was once called “The Oriental Chicago” by the US Harper’s Magazine back in 1918.

With the rapid development of inland water shipping in China, logistics and port management industry has grown significantly. Wuhan is one of the major inland water ports in China. In 2014, Wuhan government released an Opinion On Accelerating The Establishment Of Shipping Center In The Middle Reach Of Yangtze River, indicated that the government will help the Wuhan shipping center to be a well-equipped, surrounding industry developed internationally with a scaled and intelligent inland water shipping center with all port and shipping resources highly concentrated. In the Development Plan On Wuhan Logistics Space (2012-2020), Wuhan is strategically positioned as the critical joint of the global supply chain and the logistics transportation hub and information center of China.

Wuhan has supported many logistics companies, including, as of March 2014, 99 tier-one logistics companies, which are supported by the local government that aims to forming a multi-dimension logistics industry in Wuhan by providing meaningful support to promising logistics companies.

However, in Wuhan, logistics for domestic trade operated separately from that for international trade and all resources are scattered and not concentrated enough to form a well-organized and well-managed international supply chain. It becomes very difficult for Wuhan to realize the synergy of business, logistics, money and information. In addition, a majority of the current logistics companies in Wuhan focus on traditional cargo transportation and storage services. Therefore, there exists an opportunity for an efficient, comprehensive and modern logistics service center to facilitate the channel of both regional and global logistics.

Competitive Advantages

The following factors reflect Company’s advantages over the company’s competitors:

●	Experienced Logistics Management Team. Company has a professional team with significant experience in logistics management. Members of the company’s team have had work experience with well-known logistics management companies in different cities. In addition, the management members are well educated with degrees from top universities such as Huazhong University of Science and Technology, Wuhan University, University of British Columbia and Chinese Academy of Social Sciences.

●	Encouraging Policy Environment. Under China’s latest “One Belt, One Road” initiative, Company is strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, a crucial trading window between China, the Middle East and Europe. In May 2015, China State Council approved the nation’s economic strategic plan, the Vigorous Development Plan of Yangtze River Economic Belt. The Yangtze River Economic Belt has sharpened the focus on the Wuhan New Port Yangluo Terminal the port project that Company is developing.

●	Unique Transportation Network. Wuhan is located in the middle reaches of the Yangtze River, east facing south-eastern coastal economic developed area and west linking north-western Boda market and material base. The distance to metropolitan cities, such as Beijing, Shanghai, Hong Kong and Chongqing are within 1,200 kilometers. As a central city on mainland China, Wuhan is capable of reaching over 30 provinces like Yunnan Province, Henan Province, Sichuan Province, Shanxi Province, Jiangxi Province and Hunan Province and 600 cities and counties in China.

●	Highway: Logistics Center is in close proximity to the Beijing-Zhuhai expressway, Shanghai-Chengdu Expressway, and Jiangbei Expressway.

●	Waterway: the project adjacent to the Yangluo deep-water port, has eight 5,000-ton berths, directly leading to Jianghai. Yangluo port is the largest national shipping port in Central China and the largest container port in the upper reaches of the Yangtze River. Company will be is strategically located for international procurement, distribution and delivery.

●	Railway: through Chinese commodity freight logistics Beijing-Guangzhou, Beijing-Kowloon Railway, close to Beijing-Guangzhou railway extension line, special railway lines offer direct access to the center of the Wuhan Yangtze River Newport logistics center, through Jiangbei railway- Xianglushan station connects all of the domestic railway freight station, and through the construction of the "Chinese new Europe" railway through the Continent.

●	Airport: 30 kilometers from the Wuhan Tianhe airport.

●	light-rail transit: by 2018 two light rail stations are expected to be completed next to the Logistics Center, cutting the commute to downtown Wuhan to only 20 minutes.

●	Jiangbei Expressway: After the completion of Jiangbei Expressway, commute by car from downtown Wuhan to the Logistics Centers is expected to be only about a 20 minutes.

The following map shows the location of the Wuhan Newport Logistics Center and surrounding transportation network:

Employees

As of the date of this Report, we have a total of 87 employees, including our executive officers.

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Legal Proceedings

Currently there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

The following chart illustrates the properties the Company currently has the land use rights to in Wuhan, Hubei Province, China.

Certification Number of Land Use Right	Location	Purpose of Use	Area (㎡)	Termination Date
Wu Xin Guo Yong (2008) Di Zhuang No. 029	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	9,802.67	August 30, 2048
Wu Xin Guo Yong (2008) Di Zhuan No. 030			59,308.09
Wu Xin Guo Yong (2008) Di Zhuan No. 031			79,178.94
Wu Xin Guo Yong (2008) Di Zhuan No. 032			87,108.30
Wu Xin Guo Yong (2009) Di Zhuan No. 005			176,853.70
Wu Xin Guo Yong (2009) Di Zhuan No. 006			103,304.49

The following chart illustrates the properties the Company currently leases in Wuhan, Hubei Province, PRC and New York, United States.

Name of the Property	Location	Purpose of Use	Area (㎡)	Duration Date
Land Lease No. HZ20150427	Chunfeng Village, Yangluo Neighborhood, Wuhan, Hubei Province, PRC	Commercial	1,214,654.52	April 26, 2025
New York Office Premise	183 Broadway, New York, NY 10007	Commercial	Suite 5	April 15, 2017

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the OTC Markets under the symbol “YERR”.  The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTC Markets equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Markets’ quotation service.  These bid prices represent prices quoted by broker-dealers on the OTC Markets quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal Year 2015
	High	Low

First Quarter (January 1 - March 31)	$0.45	$0.07
Second Quarter (April 1 - June 30)	$1.90	$0.25
Third Quarter (July 1 - September 30)	$3.20	$1.12
Fourth Quarter (October 1 - December 31)	$8.40	$1.84

	Fiscal Year 2014
	High	Low

First Quarter (January 1 - March 31)	$0.11	$0.10
Second Quarter (April 1 - June 30)	$1.83	$0.10
Third Quarter (July 1 - September 30)	$0.52	$0.16
Fourth Quarter (October 1 - December 31)	$0.24	$0.06

Holders

As of January 31, 2016, there were 59 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Ricofelix Capital, which operates through its wholly-owned subsidiary Wuhan Newport, a wholly foreign-owned enterprise that primarily engages in the business of real estate and infrastructural development with a port logistics project located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the anticipated "Free Trade Zone" of the Wuhan Port, a crucial trading window between China, the Middle East and Europe. To be fully developed upon completion of three phases, within the logistics center, there will be six operating zones, including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and residential community. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the anticipated Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

One of the main projects of our Company is the Wuhan Yangtze River Newport Logistics Center (the “Logistics Center”), which is an extensive complex that is located in Wuhan, the capital of Hubei Province of China, a major transportation hub with dozens of railways, roads and expressways passing through the city and connecting to major cities in Mainland China, with connections to international centers of commerce and business.

The Logistics Center is expected to approximately a total of 474 Acres, for which the construction and development are expected to be completed in five years in three phases. It is expected to be located in the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wu Iron and Steel, China's first supergiant iron and steel complex. The Logistics Center is expected to include a port that will be located approximately 26.5km to Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000 to 10,000-ton berths, two of which are multi-purpose berths and the other six to general cargo berths. It is also designed to be able to handle up to five million tons of cargo and containers areas up to 100,000 TEU a year (including two freezers areas of 10,000 TEU).

Within the Logistics Center, functional areas will be divided into six operating zones, including a port operation area, a warehouse and distribution area, a cold chain supply logistics area, a rail cargo loading area, an exhibition area and a mixed residential and commercial community. The Logistics Center will also be complemented with container storage areas, multi-functional areas, general storage areas, multi-functional warehouse and infrastructural development, including new roads, gas stations, parking areas, gas and water pipes, electricity lines and all other facilities and equipment to operate the Logistics Center.

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is amongst the third group of China’s Free-Trade Zone (FTZ) applicants to submit FTZ applications to the State Council through the Wuhan municipal government for approval. Approvals have so far been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

Wuhan Newport has signed an agreement to rent 1.2 million square meters of land on a long term basis for building logistics warehouses covering 400,000 square meters in support of the new port. The warehouses is expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses, once constructed, will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces that lease the warehouses, terminals and offices.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from operations in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and services and the availability and prices of land maintenance among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 7.7% in 2013, 7.4% in 2014 and 6.9% in 2015. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

Acquisitions of Land Use Rights and Associated Costs. We acquire land use rights for development through the governmental auction process and by obtaining land use rights permits from third parties through negotiation, acquisition of entities, co-development or other joint venture arrangements. Our ability to secure sufficient financing for land use rights acquisitions and property development depends on internal cash flows in addition to lenders’ perceptions of our credit reliability, market conditions in the capital markets, investors’ perception of our securities, the PRC economy and the PRC government regulations that affect the availability and cost of financing real estate companies or property purchasers.

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the consolidated financial statements include: (i) the allowance for doubtful debts; (ii) accrual of estimated liabilities; and (iii) contingencies; (iv) deferred tax assets; (v) impairment of long-lived assets; (vi) useful lives of property plant and equipment; and (vii) real estate property refunds and compensation payables.

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2015 and 2014, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

Reporting Currency and Foreign Currency Translation

The Company’s consolidated financial statements are presented in the U.S. dollar (US$), which is the Company’s reporting currency. Yangtze River, Energetic Mind, and Ricofeliz Capital uses US$ as its functional currency. Wuhan Newport uses Renminbi Yuan(“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in owners’ equity as part of accumulated other comprehensive income.

	December 31,
	2015	2014
Balance sheet items, except for equity accounts	6.4917	6.1460

	For the Years Ended December 31,
	2015	2014
Items in the statements of operations and comprehensive income, and statements of cash flows	6.2288	6.1457

Revenue Recognition

The Company recognizes revenue from steel trading when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

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

Revenue and profit from the sale of development properties where the construction period is more than twelve months is recognized by the percentage-of-completion method on the sale of individual units when the following conditions are met: (a)construction is beyond a preliminary stage; (b) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit; (c) sufficient units have already been sold to assure that the entire property will not revert to rental property; (d) sales prices are collectible and (e) aggregate sales proceeds and costs can be reasonably estimated. If any of these criteria are not met, proceeds are accounted for as deposits until the criteria are met and/or the sale consummated.

The Company has not generated any revenue from the sales of real estate property for the years ended December 31, 2015 and 2014.

Real Estate Capitalization and Cost Allocation

Real estate property completed and real estate properties and land lots under development consist of commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms of40years through government sale transaction. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

Capitalization of Interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2015 and 2014, nil and nil were capitalized as properties under development, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

Property and Equipment, Net

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value.

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

Income Taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2015 and 2014, the Company did not have any uncertain tax position.

Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold. The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations. LAT would be included in income tax expense in the statements of operations and comprehensive income (loss).

Earnings per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for convertible notes under if-convertible method, if dilutive. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Advertising Expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2015 and 2014, the Company recorded advertising expenses of $7,724 and $47,187, respectively.

Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, "Impairment or Disposal of Long-Lived Assets"(ASC 360- 10) issued by the Financial Accounting Standards Board ("FASB"). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2015-01, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014

Revenue	$-	$3,458,295
Cost of revenue	-	3,693,783
Gross loss	-	(235,488)

Operating expenses
Selling expenses	11,577	87,866
General and administrative expenses	4,547,646	2,090,499
Total operating expenses	4,559,223	2,178,365

Loss from operations	(4,559,223)	(2,413,853)

Other income (expenses)
Gain on disposal of subsidiaries	11,687,098	-
Other income	868	-
Other expenses	(3,231)	-
Interest income	55	10,996
Interest expenses	(3,199,031)	(3,256,660)
Total other income (expenses)	8,485,759	(3,245,664)

Income (loss) before income taxes	3,926,536	(5,659,517)
Income taxes benefit	1,378,700	1,402,421
Net income (loss)	$5,305,236	$(4,257,096)

Other comprehensive loss
Foreign currency translation adjustments	(6,649,917)	(147,341)
Comprehensive loss	$(1,344,681)	$(4,404,437)

Earnings (loss) per share - basic and diluted	$0.03	$(0.03)

Weighted average shares outstanding - basic and diluted	151,682,554	151,000,000

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales:

Revenue.

During the fiscal year ended December 31, 2015, we did not generate any revenue, compared to revenue of $3,458,295 for the fiscal year ended December 31, 2014, a decrease of $3,458,295 or approximately 100.0%. The significant decrease was mainly because we did not sell engage in any steel trading during the fiscal year ended 2015.

We also did not generate any revenue from the sales of real estate property for the years ended December 31, 2015 and 2014.

Cost of Revenue.

Our cost of revenue sold consists of the cost of purchased goods. During the year ended December 31, 2015, our cost of goods sold was $nil, compared to $3,693,783 for the cost of goods sold for the year ended December 31, 2014, a decrease of $3,693,783 or approximately 100.0%. The decrease in the cost of revenue was mainly due to the lack of steel trading during the fiscal year ended 2015.

Gross loss.

Our gross margin increased from a loss of $235,488 for the fiscal year ended December 31, 2014 to $nil for the fiscal year ended December 31, 2015. The increase of the gross margin is mainly due to the lack of steel trading during the fiscal year ended December 31, 2015 and we sold steel for less than the cost of goods during the fiscal year ended December 31, 2014.

Operating expenses.

Operating expenses totaled $4,559,223 for the year ended December 31, 2015, compared to $2,178,365 for the year ended December 31, 2014, an increase of $2,380,860, or approximately 209%. The significant increase is mainly because of significant increase of general and administrative expenses offset by decrease in selling expenses.

Selling, general and administrative expenses.

Selling expenses decrease from $87,866 for the fiscal year ended December 31, 2014 to $11,577 for the fiscal year ended December 31, 2015, a decrease of $76,289, or approximately 86.83%. The decrease is mainly attributable to decrease in steel trading during the fiscal year ended December 31, 2015.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $4,547,646 for the fiscal year ended December 31, 2015, compared to $2,090,499 for the fiscal year ended December 31, 2014, an increase of $2,457,147 or 218%. The significant increase is mainly because of the increase of expenses related to professional fees.

Loss from operations.

As a result of the factors described above, operating loss was $4,559,223 for the fiscal year ended December 31, 2015, compared to operating loss of $2,413,853 for the fiscal year ended December 31, 2014, an increase of operating loss of $2,145,370, or approximately 209%.

Other income and expenses.

We had a total other income of $8,485,759 for the fiscal year ended December 31, 2015, compared to a total expense of $3,245,664 for the fiscal year ended December 31, 2014. The significant increase is mainly attributable to the gain on sale of subsidiaries on December 31, 2015, which was described elsewhere in the Annual Report. We had an income of $11,687,098 from the disposal of subsidiaries for the fiscal year ended December 31, 2015, compared to $nil for the fiscal year ended December 31, 2014. Our interest income and expense were $55 and $3,199,031, respectively, for the fiscal year ended December 31, 2015, compared to interest income and expenses of $10,996 and $3,256,660, respectively, for the fiscal year ended December 31, 2014. Other income and expenses were $868 and $3,231 for the fiscal year ended December 31, 2015, compared to $nil for the fiscal year ended December 31, 2014.

Income tax.

We received an income tax benefit of $1,378,700 for the fiscal year ended December 31, 2015, compared to $1,402,421 for the fiscal year ended December 31, 2014.

Net income.

As a result of the factors described above, our net income from operations for the year ended December 31, 2015 was $5,305,236, compared to net loss of $4,257,096 for the fiscal year ended December 31, 2014, an increase in income of $9,562,332.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2015 was $6,649,917, compared to $147,341 for the year ended December 31, 2014, an increase of $6,502,576.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $0.03 per share (basic and diluted), for the fiscal year ended December 31, 2015, compared to net loss of $0.03 per share (basic and diluted), for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the fiscal years indicated:

	Years Ended December 31,
	2015	2014
Net cash provided by from operating activities	$4,735,142	$5,277,025
Net cash provided by (used in) investing activities	$494,179	$(70,908)
Cash flows provided by financing activities	$4,698,162	$4,346,367
Effect of exchange rate changes on cash and cash equivalent	$(996)	$(5,801)
Net increase (decrease) in cash and cash equivalents	$456,203	$(1,007,367)
Cash and cash equivalents - beginning of year	$56,366	$1,063,733
Cash and cash equivalents - end of year	$512,569	$56,366

We had a balance of cash and cash equivalents of $512,569 as of December 31, 2015 compared to a balance of $56,366 as of December 31, 2014. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash inflow from operating activities was $4,735,142 for the fiscal year ended December 31, 2015, compared to net cash inflow from operating activities of $5,277,025 for the year ended December 31, 2014, a decrease of $541,883. The decrease in net cash flows from operating activities was primarily contributed by the following factors:

●	We had a gain of $11,687,098 from the disposal of our subsidiaries for the fiscal year ended December 31, 2015. We did not have such income for the fiscal year ended December 31, 2014.

●	Changes in prepayments (combination of others receivables) provided $nil cash outflow for the fiscal year ended December 31, 2015. In the same period of 2014, changes in prepayments (combination of others receivables) provided $884,391 cash outflow, which led to a decrease of $884,391 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $778,977 cash inflow for the year ended December 31, 2015, compared to changes in real estate properties and land lots under development contributed $6,412,919 cash inflow in the same period of 2014, which led to a decrease of $5,633,942 in net cash inflow.

●

Changes in accounts payable provided $nil cash outflow for the fiscal year ended December 31, 2015, compared to $4,486,912 cash outflow for the fiscal year ended December 31, 2014, which lead to a decrease of $4,486,912 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $2,257,051 million cash outflow for the fiscal year ended December 31, 2015, compared other payables and accrued liabilities contributed $72,260 cash outflow in the same period of 2014, which led to an increase of $2,184,791 in net cash outflow.

●	We have net income of $5,305,236 for the fiscal year ended December 31, 2015, compared to net loss $4,257,096 in the same period of 2014, which led to an increase of $9,562,332 increase in net cash inflow.

Investing Activities. Net cash provided by investing activities was $494,179 for the fiscal year ended December 31, 2015, compared to net cash of $70,098 used in investing activities for the fiscal year ended December 31, 2014, represented an increase of $565,087.  The increase was primarily because of decrease of cash used for purpose of property and equipment, as well as the effect of share exchange completed in December, 2015.

Financing Activities. Net cash provided by financing activities was $4,698,162 for the fiscal year ended December 31, 2015, compared to net cash of $4,346,367 provided by investing activities for the fiscal year ended December 31, 2014, represented an increase of $531,795.  The increase was primarily because we did not have a repayment to related parties in the fiscal year ended December 31, 2015, compared to $47,187,464 for the same period in 2014. We also did not receive any proceeds from financial institution loans for the fiscal year ended December 31, 2015, compared to 47,187,464 for the same period in 2014.

Contractual Obligations

Upon consummation of the Second Share Exchange and Subsidiaries Sale described above in “Corporate History”, Jasper Lake Holdings Limited (“Jasper”), a related party, holds an 8% convertible promissory note in the principal amount of $75,000,000 with a maturity date of December 19, 2018. Upon maturity, Jasper may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-01, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-20 of this Report and which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 25, 2016, the Board formed and adopted charters for the Audit Committee, which consists of solely independent directors and is chaired by Harvey Leibowitz, whom the Board believes qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

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

Directors and Executive Officers

Name	Age	Position
Xiangyao Liu	44	Chief Executive Officer, President, Secretary and Chairman of the Board
James Stuart Coleman	59	Director
Zhanhuai Cheng	68	Director
Yanliang Wu	50	Director
Yu Zong	45	Director
Harvey Leibowitz	81	Independent Director
Zhixue Liu	52	Independent Director
Tongming Wang	56	Independent Director
Romano Tio	55	Independent Director
Daniel W. Heffernan	66	Independent Director
Zhihong Su	55	Independent Director
Xin Zheng (Cindy)	37	Chief Finance Officer

Xiangyao Liu, President, CEO, Secretary and Chairman of the Board (age 44)

Mr. Xiangyao Liu served in the state-owned Materials Bureau of Hebei Province and was involved in steel and other logistics trading between 1994 and 1996. From 1996 to 2003, he invested and established the Pacific Trade and Logistics in China, served as the General Manager and engaged in the trading and logistics of steel, agricultural products and other commodities. In 2010, Mr. Liu participated in the investment of Wuhan Renhe Group Limited, which held the Wuhan Huazhing Steel Trading Center Co., Ltd. at that time, supervising logistic and trade of steel. He also started to engage in financial and security investments in Hong Kong. From 2012, Mr. Liu served as the Deputy General Manager of the Wuhan Huazhing Steel Trading Center Co., Ltd., which later became the Wuhan Yangtze Newport Logistics Co. Ltd. He supervised the transition of the steel trading renter to a residential and commercial complex which supports the warehouses and docks, led projects to bring the Steel Trading Center into the Yangluo Comprehensive Bonded Zone and Free Trade Area in Wuhan, supervised the feasibility study of the Wuhan Yangtze Newport Logistics Center and collaborated with the local government to develop the Yangluo Newport Project Plan, handling corporate structuring, strategic planning and operation management of the company.

From October 2010 until the date hereof, Mr. Cao is the founder and has been the CEO and President of Beijing Fuqin Zhuoyue Investment Management Co., Ltd. From August 2007 to November 2010, Mr. Cao was the Vice President and Director of Fuqin Capital Co., Ltd. Prior to his time at Fuqin Capital Co., Ltd, Mr. Cao also worked as a Manager of the Investment Banking Division of Wealth Index Capital Group Ltd. He was also affiliated businesses including Ounuo Investment Co., Ltd, Beijing Huaxin Investment Co., Ltd. and Shuoguang City.

Mr. Liu received his bachelor degree in Business Management from the Hebei Institute of Finance in 1994.

James Stuart Coleman, Director (age 59)

Mr. James Coleman has been the Chief Representative in the United States of Wuhan Yangtze River Newport Logistics Co, Limited since April 2015. Mr. Coleman has also been the CEO and CFO of Dream Recovery International, Inc., a drug and alcohol rehabilitation facility since January 2014. Mr. Coleman has also been a Partner of the Angel Capital Ltd, an angel capital investment in start-up companies since 2012. Since 2006, Mr. Coleman has served as an Associate Broker at Bond New York Properties, LLC, specializing in Commercial Real Estate in New York

Mr. Coleman received his Bachelor Degree in Arts from Allegheny College in 1978. He is also a licensed Associate Broker in the State of New York.

Mr. Zhanhuai Cheng, Director (age 68)

Mr. Zhanhuai Cheng has served as the Chief Technical Officer of the Wuhan Yangtze Newport Logistics Co. Ltd since 2012 and is responsible for the planning and construction of the logistics warehouse, dock berths, and supporting residential and commercial buildings.   From 2000 to 2007, Mr. Cheng was employed by the Wuhan City Port Authority Officers and was in charge of port construction planning. During his term with the office, Mr. Cheng worked with the various ports along the Yangtze River and accumulated great experience of port planning, wharf construction, operation and management. He helped various agencies of the Wuhan government to complete the transformation of the water network, port construction, etc., and obtained the title of advanced workers of Wuhan City. During his service, Mr. Cheng also directed the planning, development and construction of the Qingshan Port, Yangluo Port, Yangsi Port and other terminals in Wuhan.

From 1993 to 2000, Mr. Cheng served as the Officer of Wuhan Light Rail Construction and was in charge of resource development, project design, tendering and construction work. During his term of office, Mr. Cheng has contributed greatly to metro line planning and rail transit construction in Wuhan. These are recognized by the Wuhan Government with a number of honorary titles issued to him.

Mr. Cheng has also previously worked in the Wuhan Iron and Steel Limited, focusing on the production of railway and other construction, port transportation projections. Mr. Cheng was also employed by the Ministry of Railways Bridge Engineering Bureau and served as a staff analyst and later on a vice dean of an academic institute, contributing to many projects and achieving great success.

Mr. Yanliang Wu, Director (age 50)

Mr. Yanliang Wu has served as the Deputy General Manager of Wuhan Yangtze Newport Logistics Co. Ltd. since 2012, and is in charge of the company's indoor storage, outdoor yards, approval, planning and construction of warehouses, and operation management. Mr. Wu worked for Alpha Logistics Co, Ltd. in Montreal, Canada from 1997 to 2003, served as the Head of Logistics and coordinated the construction of logistics network of the company in North America and the Pacific Rim. From 2002 to 2012, he was in charge of the company’s business development in the logistics industry in Mainland China, as well as leading the opening its Shanghai branch. From 1986 to 1996, Mr. Wu worked in the head office of the state-owned Wuhan Metal Materials Corporation, serving as the Minister of Management and General Manager of Commodity Trading. During his employment, he received two accolades for his personal achievement in 1990 and 1992. He was also certified as a Senior Economist in China in September 1994.

Mr. Wu received his bachelor degree in science in Logistics from Huazhong University of Science and Technology from in 1986.

Mr. Yu Zong, Director (age 45)

Mr. Yu Zong has served as the Deputy General Manager of Wuhan Yangtze Newport Logistics Co. Ltd. since 2012, in charge of the development, construction and management of the real estate. Mr. Zong became its General Manager and legal representative in October 2015. From 2009 to 2012, he worked in Wuhan Dingxin Ltd as the Deputy General Manager and Chief Engineer, leading the construction and management of the “Mocha Town” Phase II Development Project.  From 2007 to 2009, Mr. Zong worked in the China Railway Group Wuhan Properties Limited, as the Minister of Engineering and Minister of Planning Division, and participated in a large real estate project which had a total investment of six (6) billion RMB.   From 2003 to 2006, Mr. Zong worked in Hubei Jiuding Ltd as the Deputy General Manager and Chief Engineer and was responsible for construction and management of a villa project which occupied an area of 80,000 square meters and a total construction area of 70,000 square meters. During the construction period, his duties included preliminary design, construction report, project quality control, compliance. From 2000 to 2002, Mr. Zong worked as the Project Manager forPace Home Development Inc. in Canada, providing consulting services for various types of construction projects.  Mr. Zong also previously worked in the Wuhan Institute of Architecture Design Institute.

Mr. Zong obtained his bachelor degree in Civil Engineering in 1993 from Wuhan University. He also obtained his Master degree in Engineering from the University of British Columbia in 2004.

Mr. Harvey Leibowitz, Independent Director, Chair of the Audit and Compensation Commmittees (age 81)

Mr. Leibowitz has been a director of Asta Funding, Inc. since January 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963. As a result of these and other professional experiences, Mr. Leibowitz possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills and experience.

Mr. Zhixue Liu, Independent Director (age 52)

Mr. Zhixue Liu obtained his PhD in Management and is currently a professor at the School of Management of the Huazhong University of Science & Technology. Also currently the Deputy Director of the Product Operations and Logistics Management Department, Mr. Liu is one of the main drafters of The People’s Republic of China National Standard - Classification and Index of Logistics Enterprises and The People's Republic of China National Standard - Logistics Terminology. He is also a member of the National Ministry of Education Logistics Specialty Guidance Steering Committee, Board of Trustee of the National Natural Science Fund Committee Management Division, Committee of the National Professional Commission for Certification of Logistics Specialist, Deputy Secretary General of the China Logistics Technology Association, Executive Director of the China Society of Logistics, and Executive Director of the China Marketing Association.

Mr. Liu obtained his Bachelor of Logistics degree from Huazhong University of Science & Technology in 1986. After his graduation, he serves as assistant, lecturer, associate professor, professor and doctoral tutor in the University, and focuses on researching and teaching on logistics management, supply chain management, international trade, international business operations and marketing. Recently, he has published of six (6) representative works, including the Modern Logistics Handbook, and more than forty (40) papers in domestic and foreign mainstream journals. He also hosted and participated in academic forums on Research on Model of Supply Chain Logistics Management and Case Studies on China's Auto Supply Chain and other studies initiated by the National Natural Science Foundation. Mr. Liu also led researches on the Shandong Weifang City Logistics Development Strategy Plan, Planning of Jiangyin Yangtze Port Integrated Logistics Zone and Logistics Solutions for Dongfeng Vehicles, Study on Transition of Wuhan Iron and Logistics Transportation Companies and a number of other logistics management topics. Mr. Liu and his research have been awarded the Outstanding Scientific Achievement Award under China’s "Ninth Five-Year" key scientific and technological projects, and Second Place in the National Commerce Scientific Advancement Award.

Mr. Tongmin Wang, Independent Director (age 56)

Mr. Tongmin Wang has worked for Wuhan Iron and Steel Limited and Wuhan Port Terminal Foreign Trade Co., Ltd. since 2007. He has served as the Deputy General Manager of the Office of Corporate Integration, Chief Administrative Officer, Director of Cargo Unloading and Chief Engineer of Logistical Equipment. Mr. Wang worked for Wuhan Port Group from 1992 to 2007. During this period, he held positions include Deputy Administrate Officer, Deputy Director of the Wuhan Water Company; Director of the Wuhan Port Mechanical Company, Manager of the Office of the Corporate Integration, Director of the Cargo Unloading Division and etc. From 1981 to 1992, Mr. Wang worked for the Wuhan Port Machinery Plant of the Ministry of Transportation in China.

Mr. Wang possesses professional knowledge and more than three decades of experience in management of a port. He is familiar with the logistics industry and takes a practical approach in the organization and management of cargo loading/unloading. He is able to utilize his expertise to solve practical problems involving the day-to-day operations at port terminal.

He received bachelor degree in Mechanical Engineering from Wuhan Institute of Maritime and Master Degree in Industrial Management from the Chinese Academy of Social Sciences in 1998.

Romano Tio, Independent Director, Chair of the Social Media Committee (age 55)

Mr. Tio has served as the Managing Director at RM Capital Management LLC, a boutique real estate investment and advisory firm since June 2009. Earlier in his career, Mr. Tio was involved in the real estate sales and brokerage business for 25 years. From August 2003 to December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a New York boutique real estate investment banking firm where he was involved in over $3.5 billion worth of commercial real estate transactions. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10 billion plus private investment located in New York. Mr. Tio has also served as one of independent directors of Bluerock Residential Growth REIT in New York since January 2009. Moreover, Mr. Tio has served as an independent Trustee of the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012.

Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

Daniel W. Heffernan, Independent Director Chair of the Nomination and Board Oversight Committees (age 55)

Mr. Heffernan has served as the Principal of HRK Associates, specializing in credit enhanced finance since 1998 . Prior to his position at HRK, from 1973 to 1986, Mr. Heffernan served as an officer at New York Life Insurance Company. From 1986 to 1998, Mr. Heffernan was employed as an officer at Jhminer, Co. Ltd in New York. Mr. Heffernan has more than thirty years of financial experience in the highly specialized niche market of mitigation of risk through the use of insurance and reinsurance related financial products. He has provided services to clients operating throughout the U.S. and in the international marketplace, leveraging his experience in providing credit enhanced, customized financial solutions that provide a distinctive bridge to the capital markets.

Mr. Heffernan is actuarially trained and has previously worked for New York Life Insurance Company, where he ran the Pension Department and supervised its two hundred eighty employees, and MINET/MIPI Brokers. While at New York Life, he consulted with a client base in excess of 5,000 corporations and unions, providing services ranging from structuring to administration.

Mr. Daniel W. Heffernan obtained his bachelor degree in theology from New York Shadowbrook Jesuit Seminary in 1972.

Zhihong Su, Independent Director, Chair of the Governance and Human Resources Committee (age 55)

Mr. Su has served as the managing partner of Beijing Hengjun Law Firm since December 2001, practicing in areas such as securities, litigation, general corporate and banking. Mr. Su started his career as in-house counsel for China International Trust and Investment Corporation (“CITIC”) in December 1984, responsible for legal affairs of overseas investments. In January 1990, Mr. Su was sent to station at the Washington DC-based law firm Arnold and Porter LLP as a foreign lawyer to oversee a full spectrum of legal matters of CITIC’s subsidiaries in the United States, namely, CITIC Steel Group, CITIC Buffalo Tungsten Company, CITIC Seattle Woodland and CITIC Florida Real Estate Co. Ltd. During his stay in Washington from 1990 to June 1996, he worked on a number of matters involving corporate and securities law. Upon returning to China in July 1996, Mr. Su worked for the Law Offices of Jiahe as one of the founding members and as an attorney until November 2001.

Mr. Su earned his bachelor’s degree in laws (LLB) from China University of Political Science and Law where he had taught for a year after graduation before becoming a qualified Chinese lawyer in the same year.

Xin Zheng (Cindy), Chief Financial Officer (age 37)

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

Code of Ethics

We have adopted a code of ethics as of the date of this Annual Report that applies to our principal executive officer, principal financial officer, directors and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at www.yerr.com.cn at a future time. The following is a summation of the key points of the Code of Ethics we adopted:

●	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

●	Full compliance with applicable government laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

Corporate Governance

The business and affairs of the company are managed under the direction of our Board. We have conducted Board meetings regularly since inception. Each of our directors has attended all meetings either in person or via telephone conference, or through written consent for special meetings. In addition to the contact information in this Annual Report, the Board has adopted procedures for communications to the officers and directors as of January 28, 2016. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the members of the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

The audit committee, which was formed on June 28, 2016, assists our Board in its general oversight of, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the audit committee reviews and assesses the company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The audit committee also reviews and assesses the quality and integrity of the company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the company’s independent auditors, the performance of the company’s internal audit department, the effectiveness of the company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

Committees of the Board of Directors

On January 25, the Board formed and adopted charters for six standing committees: Audit Committee, Compensation Committee, Nomination Committee, Governance and Human Resources Committee, Board Oversight Committee, Social Media Committee (collectively the “Committees”). Each Committee consists of only independent directors of the Company. The Board also adopted charter for the Regulatory, Compliance and Government Affairs Committee, for which the charter will be implemented once the committee is formed. The Company believes that the adoption of these charters and formation of these Committees are necessary for the implementation of effective internal control and oversight and a significant step towards remediating any material weakness the Company currently has.

●	Audit Committee: Harvey Leibowitz (Chair), Zhihong Su, Daniel W. Heffernan, Romano Tio, Tongmin Wang

●	Compensation Committee: Harvey Leibowitz (Chair), Zhihong Su, Zhixue Liu, Romano Tio, Daniel W. Heffernan

●	Nomination Committee: Daniel W. Heffernan (Chair), Harvey Leibowitz, Zhixue Liu, Romano Tio, Zhihong Su

●	Governance and Human Resources Committee: Zhihong Su (Chair), Harvey Leibowitz, Romano Tio, Daniel W. Heffernan, Tongmin Wang

●	Board Oversight Committee: Daniel W. Heffernan (Chair), Zhixue Liu, Harvey Leibowitz, Romano Tio, Zhihong Su

●	Social Media Committee: Romano Tio (Chair), Harvey Leibowitz, Zhihong Su, Daniel W. Heffernan, Tongmin Wang

The Board also adopted an insider trading policy that allows insiders to sell securities of the Company pursuant to pre-arranged trading plans.

This insider trading policy was put in place because effective October 23, 2000, the Securities and Exchange Commission (the “SEC”) adopted rules related to insider trading. One of these rules, Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, provides an exemption to the insider trading rules in the form of an affirmative defense. Rule 10b5-1 recognizes the creation of formal programs under which executives and other insiders may sell the securities of publicly traded companies on a regular basis pursuant to written plans that are entered into at a time when the plan participants are not aware of material non-public information and that otherwise comply with the requirements of Rule 10b5-1.

The Board also adopted a written disclosure policy, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries, to ensure that communications to the investing public about the Company are timely, factual and accurate and broadly disseminated in accordance with all applicable legal and regulatory requirements.

In addition, the Board adopted a whistleblower procedure that provides the Audit Committee the responsibility to ensure proper procedure of the receipt, retention, and treatment of complaints about the Company’s accounting, internal accounting controls, or auditing matters. The Audit Committee must also provide for confidential, anonymous submission by the Company’s employees of concerns about questionable accounting or auditing matters.

Lastly, the Board adopted a corporate governance policy for its website content, as well as procedures for shareholder’s communication with Directors. With all of the above referenced charters and procedures in place, the Company is committed to corporate governance practices that is in compliance with applicable laws, regulations and exchange requirements.

Below describes the function of each committee the Company formed and adopted charters for as of the date of this Annual Report:

Audit Committee

The Audit Committee shall make such examinations as are necessary to monitor the corporate financial reporting and external audits of the Company and its subsidiaries; to provide to the Board the results of its examinations and recommendations derived therefrom; to outline to the Board improvements made, or to be made, in internal accounting controls; to nominate independent auditor; and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters requiring Board attention.

Compensation Committee

The purpose of the Compensation Committee is to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation and loans, and all bonus and stock compensation to all employees.

Nomination Committee

The purpose of the Nomination Committee shall be to review and make recommendations to the Board regarding matters concerning corporate governance; review the composition of and evaluate the performance of the Board; recommend persons for election to the Board and evaluate director compensation; review the composition of committees of the Board and recommend persons to be members of such committees; review and maintain compliance of committee membership with applicable regulatory requirements; and review conflicts of interest of members of the Board and corporate officers.

Governance and Human Resources Committee

The Governance and Human Resources Committee shall be is responsible for (1) developing Company’s approach to the Board and corporate governance issues; (2) helping to maintain an effective working relationship between the Board and management; (3) exercising, within the limits imposed by the by-laws of the Company, by applicable laws, and by the Board, the powers of the Board for the management and direction of the affairs of the Company during the intervals between meetings of the Board; (4) reviewing and making recommendations to the Board for the appointment of senior executives of the Company and for considering their terms of employment; (5) reviewing succession planning, matters of compensation; (6) recommending awards under the Company’s long term and short term incentive plans; (7) assuming the role of administrator, whether by delegation or by statute, for the corporate-sponsored registered pension plans and the Supplementary Executive Retirement Plan of the Company and its wholly-owned subsidiaries and any future, additional or replacement plans relating to the plans; and (8) monitoring the investment performance of the trust funds for the plans and compliance with applicable legislation and investment policies.

Board Oversight Committee

Board Oversight Committee shall assist the Board Oversight Committee and the Board in the exercise of its responsibilities, particularly by defining the scope of the Committee’s authority in respect of risk oversight matters delegated to it by the Board.

Social Media Committee

The Social Media Committee shall oversee the social media strategy initiatives for the Company pursuant to Regulation FD. The Committee shall 1) provide compliant Regulation FD strategic leadership for social media through the alignment of social media strategies and activities with enterprise strategic objectives and processes; 2) establish and maintain corporate policies with respect to use of social media for both process-driven social engagements, as well as for use of social media by employees for participating in social conversations (e.g. blogging and Tweeting by subject matter experts); 3) prioritize social media initiatives and deliver final approvals and recommendations on proceeding with proposed social media projects, including process, technology, and organizational project; 4) ensure open communication between the social media department and the other functional units of the Company so as to promote collaborative strategies, planning, and implementation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of February 1, 2016, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Item 11.	Executive Compensation.

Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2015 and 2014.

Name	Year	Salary ($)	Bonus ($)	Securities-based Compensation ($)	All other compensation ($)	Total ($)
Xiangyao Liu	2015	0	-	-	-	0
Chief Executive Officer(1)	2014	0	-	-	-	0

Jianfeng Guo Former Chief Executive Officer,	2015	-	-	-	-	0
Former Chairman of the Board (2)	2014	-	-	-	-	0

Longlin Hu	2015	37,500				37,500
Former Chief Executive Officer(3)	2014	90,000				90,000

Xin “Cindy” Zheng	2015	54,000	-	-	-	54,000
Chief Financial Officer	2014	54,000	-	-	-	54,000

(1)	On December 19, 2015, Company acquired Energetic Mind and its wholly-owned subsidiaries and in connection with that transaction, Mr. Liu was appointed as our President, Chief Executive Officer, Secretary and Chairman of the Board. The amounts in this table reflect compensation awarded or paid by Energetic Mind and its subsidiaries to Mr. Liu in fiscal year 2014 and 2015. As of the date of this Annual Report, President, Chief Executive Officer, Secretary and Chairman of the Board.

(2)	Mr. Guo was appointed as our President and Chief Executive Officer on June 1, 2015 and resigned as an executive officer and director on December 19, 2015 as a result of the transaction describe above in (1).

(3)	Mr. Hu resigned from all his officer and director positions as president and chief executive office of the Company and as a member of the board of directors on June 1, 2015. Prior to his resignation, Mr. Hu served as the President and Chief Executive Officer and a member of the Board of Directors from March 1, 2011.

Employment Agreements

We have employment agreements with all of our director and officers except Xiangyao Liu.

Option Grants

We had no outstanding equity awards as of the end of fiscal year 2015.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2015 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2015 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Director Compensation Table

The following table sets forth the compensation received by each of our Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiangyao Liu Chairman of the Board	—	—	—	—	—	—	—
James Stuart Coleman Executive Director(1)	2,301	—	—	—	—	—	2,301
Zhanhuai Cheng Executive Director (1)	789	—	—	—	—	—	789
Yanliang Wu Executive Director (1)	789	—	—	—	—	—	789
Yu Zong Executive Director(1)	789	—	—	—	—	—	789
Harvey Leibowitz Independent Director (2)	2,104	—	—	—	—	—	2,104
Zhixue Liu Independent Director(3)	789	—	—	—	—	—	—
Tongmin Wang Independent Director(3)	789	—	—	—	—	—	789
Daniel W. Heffernan Independent Director (4)(5)	—	—	—	—	—	—	—
Romano Tio Independent Director(4)(5)	—	—	—	—	—	—	—
Zhihong Su Independent Director(3)(5)	—	—	—	—	—	—	—
Jianfeng Guo (6)	—	—	—	—	—	—	—
Yaojun Liu (6)	—	—	—	—	—	—	—
Shan Cui (6)	—	—	—	—	—	—	—
Ran Liu (6)	—	—	—	—	—	—	—
Yau On Tse (6)	—	—	—	—	—	—	—
Longlin Hu (7)	—	—	—	—	—	—	—

(1)	As employee directors, James Coleman will be provided with cash compensation of $70,000 per year. Yanliang Wu, Yu Zong and Zhanhuai Cheng will be provided with cash compensation of $24,000 per year, payable monthly.

(2)	As an independent director and Chair of the Audit Committee, Harvey Leibowitz will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 20,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(3)	As independent directors, Zhihong Su, Tongmin Wang and Zhixue Liu will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 10,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $24,000, payable monthly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(4)	As independent directors, Daniel W. Heffernan and Romano Tio will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 15,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(5)	Individuals were appointed as members of the Board in January, 2016.

(6)	Individuals resigned as members of the Board on December 19, 2015.

(7)	Mr. Hu resigned as member of the Board on June 1, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 1, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: c/o 183 Broadway, Suite 5, New York, NY 10007

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Xiangyao Liu, CEO, President, Secretary and Chairman of the Board (1)	91,240,000	52.97%
James Stuart Coleman, Executive Director(2)	4,130,000	2.40%
Zhanhuai Cheng, Executive Director	0	0%
Yanliang Wu, Executive Director	0	0%
Yu Zong, Executive Director	0	0%
Harvey Leibowitz, Independent Director	0	0%
Zhixue Liu, Independent Director	0	0%
Tongmin Wang, Independent Director	0	0%
Daniel W. Heffernan, Independent Director	0	0%
Romano Tio, Independent Director	0	0%
Zhihong Su, Independent Director	0	0%
Zhanhuai Cheng, Executive Director	0	0%
All directors and executive officers as a group (12 person)	95,370,000	55.37%
5% Shareholders:
Jasper Lake Holdings Limited (1)	91,240,000	52.97%
Crestlake Holdings Limited (3)	16,600,000	9.64%
Fortunate Drift Limited (4)	16,600,000	9.64%
Majestic Symbol Limited (5)	16,600,000	9.64%
Prolific Lion Limited (6)	14,575,348	8.46%

(1)	Ms. Liu has investing and dispositive power of shares beneficially owned by Jasper Lake Holdings Limited.

(2)	Ms. Coleman owns all of the membership interest of Best Future Investment LLC., which owns 4,130,000 shares of the Company’s common stock. Mr. Coleman may be deemed to be the beneficial owner of the shares of our common stock held by Best Future Investment LLC.

(3)	Yanliang Hu has investing and dispositive power of shares beneficially owned by Crestlake Holdings Limited.

(4)	Linyu Cheng has investing and dispositive power of shares beneficially owned by Fortunate Drift Limited.

(5)	Long Zhao has investing and dispositive power of shares beneficially owned by Majestic Symbol Limited.

(6)	Jianfeng Guo has investing and dispositive power of shares beneficially owned by Prolific Lion Limited.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of certain transaction in the fiscal 2015, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On December 19, 2015, the Company entered into certain share exchange agreements with Energetic Mind and all the shareholders of Energetic Mind whereby the Company acquired 100% issued and outstanding ordinary shares of Energetic Mind from these shareholders, including Xiangyao Liu, who was appointed as Company’s executive officer and Chairman of the Board upon completion of the transaction.  As part of the transaction, the Company agreed to issue to Jasper Lake Holdings Limited, an entity Mr. Liu has investing and dispositive power of, an 8% convertible promissory note in the principal amount of $150,000,000 (the “Note”).

Subsequently on December 31, 2015, the Company entered into certain stock purchase and business sale agreements with Kirin Global Enterprises, Inc., a California corporation and an entity controlled by a former officer and director of the Company whereby the Company sold its interest in certain subsidiaries for an aggregate of $75,000,002.00. Pursuant to the terms of the agreement for this transaction, Jasper agreed to finance Kirin Global $75,000,000 for a partial payment of transaction through reduction of the Note by $75,000,000. As a result of this transaction, the outstanding balance due to Jasper under the Note is $75,000,000.00 plus any accrued interest. The issuance of the the Note at the closing of the transaction has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Director Independence

The Board has adopted a formal set of Director Independence Guidelines with respect to the determination of director independence, which either conform to or are more exacting than the independence requirements of the NYSE listing standards, and the full text of which will soon to be available on our Web site at www.yerr.com.cn, under Investor Relations. In accordance with these Guidelines, a director or nominee for director must be determined to have no material relationship with the Company other than as a director. The Guidelines specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate family members with respect to past employment or affiliation with the Company or its independent registered public accounting firm. The Guidelines also prohibit Audit and Compensation Committee members from having any direct or indirect financial relationship with the Company, and restrict both commercial and not-for-profit relationships of all directors with the Company. Directors may not be given personal loans or extensions of credit by the Company, and all directors are required to deal at arm's length with the Company and its subsidiaries, and to disclose any circumstance that might be perceived as a conflict of interest.

As of February 1, 2016, our Board is composed of eleven members, of which six directors are independent directors. The six independent directors are Harvey Leibowitz, Daniel W. Heffernan, Romano Tio, Zhihong Su, Tongmin Wang and Zhixue Liu. In addition, as indicated above, each of our six board committee is composed entirely of independent directors, including the chairperson of the audit committee and compensation committees. We believe that having a majority of independent directors that make up our Board and committees exclusively of independent directors benefits the company, as well as our stockholders. Company also believes that director independence, formation of board committees and adoption of committee charters address any material weakness the Company currently had in the past.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the audit fees for the fiscal years ended December 31, 2015 and 2014.

Fee Category	2015	2014
Audit fees	$120,000	$50,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$120,000	$50,000

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and December 31, 2014, we were billed approximately $120,000 and $50,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2015 and December 31, 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and December 31, 2014, we did no incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and December 31, 2014.

Pre-Approval of Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a written policy for the pre-approval of services provided by the independent accountants, under which policy the Audit Committee generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2015 and December 31, 2014, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Dominic KF Chan & Co., independent auditors, are filed herewith.

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

Exhibit Number		Description

2.1		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Crestlake Holdings Limited (incorporated by reference to Exhibit 2.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.2		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Start Well International Limited (incorporated by reference to Exhibit 2.2 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.3		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Majestic Symbol Limited (incorporated by reference to the Exhibit 2.3 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.4		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Best Future Investment LLC (incorporated by reference to the Exhibit 2.4 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.5		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Fortunate Drift Limited (incorporated by reference to the Exhibit 2.5 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.6		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Jasper Lake Holdings Limited (incorporated by reference to Exhibit 2.6 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 filed with the Commission on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(e)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on January 20, 2016)
4.1		8% Convertible Promissory Note issued to Jasper Lake Holdings Limited (incorporated by reference to Exhibit 4.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
4.2		Amended 8% Convertible Promissory Note issued to Jasper Lake Holdings Limited in the amount of $75,000,000 upon completion of the Subsidiaries Sale
10.1		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Brookhollow Lake, LLC (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.2		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of New Port Property Holding, LLC (incorporated by reference to Exhibit 10.2 filed on Current Report to Form 8-K with the SEC on January 7, 2016)

10.3	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin China Holding Ltd. (incorporated by reference to Exhibit 10.3 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.4	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin Hopkins Real Estate Group (incorporated by reference to Exhibit 10.4 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.5	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Archway Development Group LLC (incorporated by reference to Exhibit 10.5 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.6	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Spectrum International Enterprise, LLC (incorporated by reference to Exhibit 10.6 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.7	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of HHC-6055 Centre Drive LLC (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 28, 2016)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	February 2, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	February 2, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	February 2, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	February 2, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	February 2, 2016
Yanliang Wu

/s/ Yu Zong	Director	February 2, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	February 2, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	February 2, 2016
Zhixue Liu

/s/Tongming Wang	Independent Director	February 2, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	February 2, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	February 2, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	February 2, 2016
Zhihong Su

KIRIN INTERNATIONAL HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Yangtze River Development Limited

We have audited the accompanying consolidated balance sheets of Yangtze River Development Limited (the “Company”) (formerly known as Kirin International Holding, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in owners’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yangtze River Development Limited as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company suffered recurring losses from operations that raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Dominic K.F. Chan & Co.
Certified Public Accountants
Hong Kong, February 1, 2016

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$512,569	$56,366
Other assets and receivables	6,259,865	2,937,545
Real estate property completed	31,566,156	33,025,319
Real estate properties and land lots under development	364,876,105	384,610,172
Property and equipment, net	157,499	237,475
Deferred tax assets	3,614,419	2,420,449
Total Assets	$406,986,613	$423,287,326

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,526,610	$5,837,471
Due to related parties	32,045,112	322,388,060
Other taxes payable	13,350	28,203
Other payables and accrued liabilities	560,830	264,558
Real estate property refund and compensation payable	25,274,753	25,158,858
Convertible note	75,000,000	-
Loans payable	44,502,981	47,185,161
Total liabilities	$182,923,636	$400,862,311

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,254,446 and 151,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	17,225	15,100
Additional paid-in capital	230,935,849	27,955,331
Accumulated losses	(4,575,912)	(9,881,148)
Accumulated other comprehensive (loss) income	(2,314,185)	4,335,732
Total Equity	$224,062,977	$22,425,015
Total Liabilities and Equity	$406,986,613	$423,287,326

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Years Ended December 31,
	2015	2014

Revenue	$-	$3,458,295
Cost of revenue	-	3,693,783
Gross loss	-	(235,488)

Operating expenses
Selling expenses	11,577	87,866
General and administrative expenses	4,547,646	2,090,499
Total operating expenses	4,559,223	2,178,365

Loss from operations	(4,559,223)	(2,413,853)

Other income (expenses)
Gain on disposal of subsidiaries	11,687,098	-
Other income	868	-
Other expenses	(3,231)	-
Interest income	55	10,996
Interest expenses	(3,199,031)	(3,256,660)
Total other income (expenses)	8,485,759	(3,245,664)

Income (loss) before income taxes	3,926,536	(5,659,517)
Income taxes benefit	1,378,700	1,402,421
Net income (loss)	$5,305,236	$(4,257,096)

Other comprehensive loss
Foreign currency translation adjustments	(6,649,917)	(147,341)
Comprehensive loss	$(1,344,681)	$(4,404,437)

Earnings (loss) per share - basic and diluted	$0.03	$(0.03)

Weighted average shares outstanding - basic and diluted	151,682,554	151,000,000

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of CHANGES IN Equity

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Accumulated other comprehensive (loss) income	Total

Balance as of January 1, 2014	151,000,000	$15,100	$27,955,331	$(5,624,052)	$4,483,073	$26,829,452
Net loss	-	-	-	(4,257,096)	-	(4,257,096)
Foreign currency translation adjustment	-	-	-	-	(147,341)	(147,341)
Balance as of December 31, 2014	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Net income	-	-	-	5,305,236	-	5,305,236
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)
Balance as of December 31, 2015	172,254,446	$17,225	$230,935,849	$(4,575,912)	$(2,314,185)	$224,062,977

 See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$5,305,236	$(4,257,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, and equipment	79,064	80,133
Loss on disposal of property, and equipment	3,082	-
Deferred tax benefit	(1,378,700)	(1,402,421)
Gain on disposal of subsidiaries	(11,687,098)	-
Share-based compensation expense	1,808,867	-
Changes in operating assets and liabilities:
Prepayments	-	884,391
Other assets and receivables	(1,534,700)	(57,758)
Real estate property completed	(312,163)	(276,595)
Real estate properties and land lots under development	(778,977)	(6,412,919)
Accounts payable	-	4,486,912
Other taxes payable	(13,914)	28,204
Other payables and accrued liabilities	2,257,051	72,260
Real estate property refund and compensation payables	1,517,110	1,577,864
Net Cash Used In Operating Activities	(4,735,142)	(5,277,025)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,733)	(70,908)
Proceeds from disposal of property and equipment	130	-
Effect of share exchange	505,782	-
Net Cash Provided By (Used In) Investing Activities	494,179	(70,908)

Cash Flows from Financing Activities:
Proceeds from financial institution loans	-	47,187,464
Repayment of financial institution loans	(176,599)	(488,146)
Advances from related parties	4,874,761	4,834,513
Repayment to related parties	-	(47,187,464)
Net Cash Provided By Financing Activities	4,698,162	4,346,367

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(996)	(5,801)

Net Increase (Decrease) In Cash and Cash Equivalents	456,203	(1,007,367)
Cash and Cash Equivalents at Beginning of Year	56,366	1,063,733
Cash and Cash Equivalents at End of Year	$512,569	$56,366

Supplemental Cash Flow Information:
Cash paid for interest expense	$3,001,771	$3,256,660
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Forgiveness of loans from an owner	$285,413,074	$-
Issuance of convertible note	$150,000,000	$-
Reduction of convertible note	$75,000,000	$-

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015 and 2014

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The consolidated financial statements include the financial statements of Yangtze River Development Limited (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

The Company, formerly named as Kirin International Holding, Inc., and Ciglarette, Inc., was incorporated in the State of Nevada on December 23, 2009. The Company was a development stage company and has not generated significant revenue since inception to March 1, 2011.

On March 1, 2011, the Company entered into a share exchange agreement that Kirin China Holding Limited (“Kirin China”) became the Company’s wholly-owned subsidiary. Kirin China engaged in the development and sales of residential and commercial real estate properties, and development of land lots in People’s Republic of China (“China”, or the “PRC”).

On December 19, 2015, the Company completed a share exchange (the “Share Exchange”) with Energetic Mind and all the shareholders of Energetic Mind, whereby Yangtze River acquired 100% of the issued and outstanding capital stock of Energetic Mind, in exchange for 151,000,000 shares of Yangtze River’s common stock, which constituted approximately 88% of its issued and outstanding shares on a fully-diluted basis of Yangtze River immediately after the consummation of the Share Exchange, and an 8% convertible note (the “Note”) in the principal amount of $150,000,000. As a result of the Share Exchange, Energetic Mind became Yangtze River’s wholly-owned subsidiary and Jasper Lake Holdings Limited (“Jasper”), the former shareholder of Energetic Mind, became Yangtze River’s controlling stockholder. The Share Exchange transaction with Energetic Mind was treated as an acquisition, with Energetic Mind as the accounting acquirer and Yangtze River as the acquired party. The financial statements before the date of the Share Exchange are those of Energetic Mind with the results of the Company being consolidated from the date of the Share Exchange.

Energetic Mind owns 100% of Ricofeliz Capital and operates its business through its subsidiary Wuhan Newport.

Wuhan Newport was a wholly owned subsidiary of Wuhan Renhe Group Co., Ltd. (the “Wuhan Renhe”), a company incorporated in the PRC as at September 23, 2002. On July 13, 2015, Wuhan Renhe transferred all of the equity interests of the Company to Ricofeliz Capital, a company incorporated in Hong Kong on March 25, 2015. Ricofeliz Capital was incorporated by Energetic Mind, a company incorporated in British Virgin Islands (“BVI”). Energetic Mind was incorporated by Mr. Liu Xiangyao on January 2, 2015, and was subsequently purchased by various companies incorporated in BVI or the United States of America (“USA”), among whom Jasper became its 64% owner. Jasper was 100% owned by Mr. Liu Xiangyao, a Hong Kong citizen.

The major assets of Wuhan Newport include land lots for developing commercial buildings that are in line with the principal activities of Kirin China.

On December 31, 2015, the Company entered into certain stock purchase and business sale agreements (the “Agreements”) with Kirin Global Enterprises, Inc. (the “Purchaser”), a California corporation and an entity controlled by a former officer and director of the Company whereby the Company sold its interest in certain subsidiaries (see note 11) for an aggregate of $75,000,002. (the “Sale”).

Pursuant to the terms of the Agreements, Jasper agreed to finance the Sale by reducing Company’s financial obligations of the Note by an aggregate of $75,000,000. In addition, the Purchaser agreed to pay the remaining two dollar in cash.

Upon completion of the Sale, the Company operates its business solely through its subsidiary Wuhan Newport, primarily engaging in the business as a port logistic center located in the middle reaches of the Yangtze River in the PRC.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015 and 2014

2. Summary of Significant Accounting Policies

2.1 Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The consolidated financial statements include the financial statements of all the subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

The consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

2.2 Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the consolidated financial statements include: (i) the allowance for doubtful debts; (ii) accrual of estimated liabilities; and (iii) contingencies; (iv) deferred tax assets; (v) impairment of long-lived assets; (vi) useful lives of property plant and equipment; and (vii) real estate property refunds and compensation payables.

2.3 Cash and cash equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

2.4 Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value. Estimated useful lives of property and equipment are stated in Note 7.

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

2.5 Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, "Impairment or Disposal of Long-Lived Assets"(ASC 360- 10) issued by the Financial Accounting Standards Board ("FASB"). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2015 and 2014.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.6 Fair values of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1    inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2    inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3    inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2015 and 2014, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

2.7 Convertible notes

In accordance with ASC subtopic 470-20, the convertible notes are initially carried at the principal amount of the convertible notes. Debt premium or discounts, which are the differences between the carrying value and the principal amount of convertible notes at the issuance date, together with related debts issuance cost, are subsequently amortized using effective interest method as adjustments to interest expense from the debt issuance date to its first redemption date. Convertible notes are classified as a current liability if they are or will be callable by the Company or puttable by the debt holders within one year from the balance sheet date, even though liquidation may not be expected within that period.

2.8 Foreign currency translation and transactions

The Company’s consolidated financial statements are presented in the U.S. dollar (US$), which is the Company’s reporting currency. Yangtze River, Energetic Mind, and Ricofeliz Capital uses US$ as its functional currency. Wuhan Newport uses Renminbi Yuan(“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in owners’ equity as part of accumulated other comprehensive income.

	December 31,
	2015	2014
Balance sheet items, except for equity accounts	6.4917	6.1460

	For the Years Ended December 31,
	2015	2014
Items in the statements of operations and comprehensive income, and statements of cash flows	6.2288	6.1457

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.9 Revenue recognition

The Company recognizes revenue from steel trading when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

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

Revenue and profit from the sale of development properties where the construction period is more than twelve months is recognized by the percentage-of-completion method on the sale of individual units when the following conditions are met: (a)construction is beyond a preliminary stage; (b) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit; (c) sufficient units have already been sold to assure that the entire property will not revert to rental property; (d) sales prices are collectible and (e) aggregate sales proceeds and costs can be reasonably estimated. If any of these criteria are not met, proceeds are accounted for as deposits until the criteria are met and/or the sale consummated.

The Company has not generated any revenue from the sales of real estate property for the years ended December 31, 2015 and 2014.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.10 Real estate capitalization and cost allocation

Real estate property completed and real estate properties and land lots under development consist of commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms of 40 years through government sale transaction. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2015 and 2014, nil and nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2015 and 2014, the Company recorded advertising expenses of $7,724 and $47,187, respectively.

2.13 Share-based compensation

The Company grants restricted shares to its non-employee consultants. Awards granted to non-employees are measured at fair value at the earlier of the commitment date or the date the services are completed, and are recognized using graded vesting method over the period the service is provided.

2.14 Income taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2015 and 2014, the Company did not have any uncertain tax position.

2.15 Land Appreciation Tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid at 1% to 2% of the pre-sales proceeds each year as required by the local tax authorities, and is settled generally after the construction of the real estate project is completed and majority of the units are sold. The Company provides LAT as expensed when the related revenue is recognized based on estimate of the full amount of applicable LAT for the real estate projects in accordance with the requirements set forth in the relevant PRC laws and regulations. LAT would be included in income tax expense in the statements of operations and comprehensive income (loss).

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.16 Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for convertible notes under if-convertible method, if dilutive. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

2.17 Comprehensive loss

Comprehensive loss includes net income (loss) and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

2.18 Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450 Sub topic 20, “Loss Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-01, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

3. Risks

(a) Liquidity risk

The Company is exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures.

(b) Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers' invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

(c) Concentration risk

For the year ended December 31, 2014, two customers accounted for all of sales. There were no sales for the year December 31, 2015.

	Years Ended December 31,
	2015	2014

Customer A	-	20%
Customer B	-	80%
	-	100%

For the year ended December 31, 2014, products purchased from two suppliers accounted for all of product purchases. There were no sales for the year December 31, 2015.

	Years Ended December 31,
	2015	2014

Supplier A	-	19%
Supplier B	-	81%
	-	100%

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

4. OTHER assets and receivables

Other assets and receivables as of December 31, 2015 and 2014 consisted of:

	December 31,
	2015	2014

Deposits	$847	$3,611
Working capital borrowed by contractors	-	12,431
Individual income tax receivable	-	361
Staff allowance	-	72,346
Prepaid consulting and legal fees	1,941,163	-
Underwriting commission deposit	1,606,000	-
Excessive business tax and related urban construction and education surcharge	1,726,408	1,814,991
Excessive land appreciation tax	985,447	1,033,805
	$6,259,865	$2,937,545

Business tax and LAT are payable each year at 5% and 1% - 2% respectively of customer deposits received. The Company recognizes sales related business tax and LAT in the income statement to the extent that they are proportionate to the revenue recognized each period. Any excessive amounts of business and LAT liabilities recognized at period-end pursuant to tax laws and regulations over the amounts recognized in the income statement are capitalized in prepayments and will be expensed in subsequent periods.

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	December 31,
	2015	2014
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,716,994	$8,151,059
Other development costs	23,849,162	24,874,260
	$31,566,156	$33,025,319

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	December 31,
	2015	2014
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,306,948	$9,830,445
Other development costs	38,982,735	40,385,963

Land lots undeveloped	316,586,422	334,393,764
	$364,876,105	$384,610,172

As of December 31, 2015, the sole developing project is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. The Company has obtained certificates representing titles of the land use rights used for the development of the project.

Land use right with net book value of $181,287,079, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at December 31, 2015. (See Note 10).

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life	December 31,
	Years	2015	2014

Fixture, furniture and office equipment	5	$63,474	$56,710
Vehicles	5	528,424	605,642
Less: accumulated depreciation		(434,399)	(424,877)
Property and equipment, net		$157,499	$237,475

Depreciation expense totaled $76,419 and $80,133 for the years ended December 31, 2015 and 2014, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2015 and 2014 consisted of:

	December 31,
	2015	2014

Salaries payable	$182,716	$75,301
Business tax and related urban construction and education surcharge	12,947	121
Deposits from contractors	167,907	177,351
Interests payable in connection with convertible note	197,260	-
Others	-	11,785
	$560,830	$264,558

9. REAL ESTATE PROPERTY REFUND AND COMPENSATION PAYABLe

During the years 2012 and 2011, the Company signed 443 binding agreements of sales of commercial offices of the project with floor area of 22,790 square meters to unrelated purchasers (the transactions or the real estate sales transactions). The Company received deposits and considerations from the purchasers as required by the agreements. The construction commenced in the 2010, which was originally expected to be delivered to customers in late of 2012. No revenue was recognized from the sales of the commercial offices due to the reason stated below.

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the years ended December 31, 2015 and 2014, the Company incurred $1,528,126 and $1,547,428 compensation expenses which were included in general and administrative expenses.

As at December 31, 2015, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	December 31,
	2015	2014

Property sales deposits	$20,152,652	$21,297,363
Compensation	5,122,101	3,861,495
	$25,274,753	$25,158,858

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

10. Loans payable

	Weighted-average		December 31
Bank name	interest rate	Term	2015	2014
China Construction Bank	6.33%	From May 30, 2014 to May 29, 2020	44,502,981	47,185,161

Interest expenses incurred on loans payable for the years ended December 31, 2015 and 2014 was $3,001,771 and $3,256,660, respectively.

Land use right with net book value of $181,287,079, including in real estate held for development and land lots under development were pledged as collateral for the loan as at December 31, 2015.

The aggregate maturities of loans payable of each of years subsequent to December 31, 2015 are as follows:

2016	$154,043
2017	10,783,000
2018	10,783,000
2019	12,323,428
2020	10,459,510
$44,502,981

11. GAIN ON DISPOSAL OF SUBSIDIARIES

On December 31, 2015, the Company sold all of its interests in i) Brookhollow Lake, LLC, ii) Newport Property Holding, LLC, iii) wholly-owned subsidiary Kirin China, iv) wholly-owned subsidiary Kirin Hopkins Real Estate Group, v) wholly-owned subsidiary Archway Development Group LLC, vi) wholly-owned subsidiary Specturm International Enterprise, LLC and vii) wholly-owned subsidiary HHC-6055 Centre Drive LLC (collectively referred to as the “Kirin Subsidiaries”). The sale of Kirin China also effectively terminated Company’s contractual relationship with Hebei Zhongding Real Estate Development Co. Ltd and Xingtai Zhongding Jiye Real Estate Development Co., Ltd, both of which are companies formed under the laws of the People’s Republic of China and were deemed Company’s variable interest entities prior to the Sale.

The Company sold its interests in Kirin Subsidiaries for an aggregate of $75,000,002 for the Sale. The carrying amount of the net assets of Kirin Subsidiaries was $63,312,904 as of disposal date and the Company recognized a gain of $11,687,098 on the disposal accordingly.

12. CONVERTIBLE NOTE

On December 19, 2015, the Company issued an 8% convertible note in the principal amount of $150,000,000 to Jasper, a related party, in the Share Exchange (see note 1). The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

On December 31, 2015, pursuant to the terms and conditions of the Agreements, Jasper, financed the Purchaser for the Sale by reducing Company’s financial obligations under the Note by an aggregate of $75,000,000 (see note 1). As a result of the Sale, the outstanding balance due to Jasper under the Note was $75,000,000 plus any accrued interest.

There was no beneficial conversion feature attributable to the Note as the set conversion price of the Note was greater than the fair value of the common share price at the date of issuance. The Company has accounted for the Note in accordance with ASC 470-20, as a single instrument as a non-current liability. The Note is initially carried at the gross cash received at the issuance date.

The interest expense for the convertible note included in the consolidated statements of operations is $197,260 and nil for the years ended December 31, 2015 and 2014. Note issuance costs are immaterial.

13. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $64,005 and $17,507 for the years ended December 31, 2015 and 2014, respectively.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

14. INCOME TAXES

The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

Energetic Mind was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, Energetic Mind is not subject to tax on income.

Ricofeliz Capital was incorporated in Hong Kong. No provision for Hong Kong profits tax has been made in the financial statements as there are no assessable profits.

Wuhan Newport was incorporated in the PRC, was governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%.

Income tax expenses for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014

Current	$-	$-
Deferred tax benefit	1,378,700	1,402,421
	$1,378,700	$1,402,421

A reconciliation of the income tax benefit (expenses) determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	Years Ended December 31,
	2015	2014

EIT at the PRC statutory rate of 25%	$(981,634)	$1,414,879
Permanent items	2,921,774	(12,458)
Valuation allowance	(561,440)	-
	$1,378,700	$1,402,421

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2015 and 2014 are presented below.

	December 31,
	2015	2014
Deferred tax assets
Operating loss carry forward	$303,237	$229,288
Excess of interest expenses	1,398,582	648,140
Accrued expenses	1,912,600	1,543,021
	$3,614,419	$2,420,449

The Company had net operating losses carry forward of $1,212,948 as of December 31, 2015 which will expire on various dates between December 31, 2018 and 2019.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

15. earnings (loss) per share

	Years Ended December 31,
	2015	2014
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$5,305,236	$(4,257,096)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	151,682,554	151,000,000

Basic and diluted earnings (loss) per share	$0.03	$(0.03)

246,900 common shares resulting from the assumed conversions of 8% Convertible Note (note 12) were excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2015 as their effect is anti-dilutive.

16. Related Party Transactions

16.1 Nature of relationships with related parties

Name	Relationships with the Company
Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”)	Former shareholder (Mr Wang Geng) of Wuhan Newport
Wuhan Renhe Real Estate Co., Ltd. (“Renhe RE”)	Mr Wang Geng, the director of the Company, holds 100% of Renhe RE
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director

16.2 Related party balances and transactions

Amount due to Wuhan Renhe were $28,822,089 and $322,388,060 as at December 31, 2015 and 2014, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity.

A summary of changes in the amount due to Wuhan Renhe is as follows:

	December 31,
	2015	2014

At beginning of year	$322,388,060	$366,755,923
Advances from the related party	28,463,394	4,834,513
Repayment to the related party	-	(47,187,464)
Forgiveness of loan	(285,413,074)	-
Exchange difference adjustment	(36,616,291)	(2,014,912)
At end of year	$28,822,089	$322,388,060

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Amount due to Renhe RE were $667,776 and nil as at December 31, 2015 and 2014, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Renhe RE is as follows:

	December 31,
	2015	2014

At beginning of year	$-	$-
Advances from the related party	667,776	-
At end of year	$667,776	$-

Amount due to Mr Zhao Weibin were $ 126,516 and nil as at December 31, 2015 and 2014, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	December 31,
	2015	2014

At beginning of year	$-	$-
Advances from the officer	126,516	-
At end of year	$126,516	$-

Amount due to Mr Liu Xiangyao were $2,428,731 and nil as at December 31, 2015 and 2014, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	December 31,
	2015	2014

At beginning of year	$-	$-
Advances from the director	2,428,731	-
At end of year	$2,428,731	$-

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

17. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.7 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 will be recognized in 2016. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

18. Concentration of Credit Risks

As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No customer accounted for more than 10% of total accounts receivable as of December 31, 2015 and 2014.

19. Commitments and Contingencies

Operating lease commitments

For the years ended December 31, 2015 and 2014, rental expenses under operating leases were $6,000 and nil, respectively.

The future obligations for operating leases as of December 31, 2015 are as follows:

2016	$72,000
2017	18,000
Total minimum payment required	$90,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of December 31, 2015.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

20. Subsequent Event

The management evaluated all events subsequent to the balance sheet date through the date the consolidated financial statements were available to be issued. Except for the followings, there are no significant matters to make material adjustments or disclosure in the consolidated financial statements.

On January 13, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of Nevada, changing its name from “Kirin International Holding, Inc.” to “Yangtze River Development Limited”.

Effective January 22, 2016, upon approval by FINRA, Yangtze River Development Limited, or formerly Kirin International Holding, Inc., changed its stock symbol from “KIRI” to “YERR”.

On January 25, the board of directors (the “Board”) of the Company formed and adopted charters for six standing committees: Audit Committee, Compensation Committee, Nomination Committee, Governance and Human Resources Committee, Board Oversight Committee, Social Media Committee (collectively the “Committees”). Each Committee consists of only independent directors of the Company. The Board also adopted charter for the Regulatory, Compliance and Government Affairs Committee, for which the charter will be implemented once the committee is formed. The Company believes that the adoption of these charters and formation of these Committees are necessary for the implementation of effective internal control and oversight and a significant step towards remediating any material weakness the Company currently has. Members of the Committees are as set forth below

●	Audit Committee: Harvey Leibowitz (Chair), Zhihong Su, Daniel W. Heffernan, Romano Tio, Tongmin Wang
●	Compensation Committee: Harvey Leibowitz (Chair), Zhihong Su, Zhixue Liu, Romano Tio, Daniel W. Heffernan
●	Nomination Committee: Daniel W. Heffernan (Chair), Harvey Leibowitz, Zhixue Liu, Romano Tio, Zhihong Su
●	Governance and Human Resources Committee: Zhihong Su (Chair), Harvey Leibowitz, Romano Tio, Daniel W. Heffernan, Tongmin Wang
●	Board Oversight Committee: Daniel W. Heffernan (Chair), Zhixue Liu, Harvey Leibowitz, Romano Tio, Zhihong Su
●	Social Media Committee: Romano Tio (Chair), Harvey Leibowitz, Zhihong Su, Daniel W. Heffernan, Tongmin Wang

The Company believes that all members of each of the audit and compensation committees are independent and that Mr. Harvey Leibowitz qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

The Audit Committee is responsible for making such examinations as are necessary to monitor the corporate financial reporting and external audits of the Company and its subsidiaries; to provide to the Board the results of its examinations and recommendations derived there from; to outline to the Board improvements made, or to be made, in internal accounting controls; to nominate independent auditor; and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters requiring Board attention.

The Company believes that the adoption of these charters and formation of these Committees, specifically that of the Audit Committee, are necessary for the implementation of effective internal control.

