Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-02-17
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Number of the issuer’s common stock outstanding as of February 17, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

Part IV

Item 15	Exhibits, Financial Statement Schedules	4
Signatures		5

2

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2016. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of inserting the correct audit report to the financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	February 17, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	February 17, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	February 17, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	February 17, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	February 17, 2016
Yanliang Wu

/s/ Yu Zong	Director	February 17, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	February 17, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	February 17, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	February 17, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	February 17, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	February 17, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	February 17, 2016
Zhihong Su

5

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

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

/s/ Dominic K.F. Chan & Co.
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

