Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-03-30
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

Number of the issuer’s common stock outstanding as of March 29, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

	PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART IV

Item 15	Exhibits, Financial Statement Schedules	14

Signatures		15

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 (“Amendment No. 2”) to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2016 (the “Original Annual Report”). Company subsequently filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 (“Amendment No. 1”) on February 17, 2016. The purpose of this Amendment No. 2 is to amend and adjust certain information in the financial statements, as well as the corresponding disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No.2 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No.2 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 2 to modify or update the other disclosures in the Original Annual Report. Amendment No. 2 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 2 should be read in conjunction with the Original Annual Report and Amendment No. 1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-looking Statements” on page 25.

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited, a British Virgin Islands company, which holds 100% capital stock of Ricofeliz Capital (HK) Ltd., a Hong Kong company that holds 100% capital stock of Wuhan Yangtze River Newport Logistics Co., Ltd., a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the anticipated "Pilot Free Trade Zone" of the Wuhan Port, a crucial trading window among China, the Middle East and Europe. To be fully developed upon completion, within the logistics center, there will be six operating zones: including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the anticipated Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

Our Logistics Center is an extensive complex located in Wuhan, the capital of Hubei Province of China, a major transportation hub city with access to numerous railways, roads and expressways passing through the city and connecting to major cities in China, as well as other international centers of commerce and business.

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in five years while the total anticipated investment have been divided into three phases – 40% of the total in the first year and 30% respectively in the second and third year. The following table illustrates the timeframe of our investment and construction progress.

Time	Phase of Investment	Percentage of Total Anticipated Investment	Percentage of Construction of the Logistics Center
1st Year	1st Phase Investment	40%	30%
2nd Year	2nd Phase Investment	70%	40%
3rd Year	3rd Phase Investment	100%	60%
4th Year	Investment Completed	100%	75%
5th Year	Investment Completed	100%	100%

The Logistics Center located within the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wu Iron and Steel, China's first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezers areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

Within the Logistics Center, functional areas will be divided into six operating zones: a port operation area, a warehouse and distribution area, a cold chain supply logistics area, a rail cargo loading area, an exhibition area and a business related area. The Logistics Center will also be complemented with container storage areas, multi-functional areas, general storage areas, multi-functional warehouse and infrastructural development, including new roads, gas stations, parking areas, gas and water pipes, electricity lines and all other facilities and equipment to operate the Logistics Center.

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is amongst the third group of China’s Pilot Free Trade Zone (FTZ) applicants to submit FTZ applications to the State Council. As of the date of this prospectus, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed. However, we can provide no assurance at this point that the FTZ application will in fact be approved.

Wuhan Newport has signed a twenty-year lease agreement, maximum number of years permitted by the applicable PRC laws, and with rights to renew at its sole discretion effective April 27, 2015 to lease approximately 1,200,000 million square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from operations in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and services and the availability and prices of land maintenance among other expenses. According to the National Bureau of Statistics of China, China has experienced significant economic growth in the past decade. China is expected to experience continued growth in all areas of investment and consumption, though may be at a slower rate.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate may fall significantly and it could have a material adverse effect on our results of operations.

Government Regulations.  Our business and results of operations are subject to PRC government policies and regulations regarding the following:

●	Land Use Right — According to the Land Administration Law of the PRC and Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. We acquire land use rights from local governments and/or other entities for development of commercial real estate projects.

●	Land Development — According to the Urban Real Estate Development and Operation Administration Regulation, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by the government of the Hebei Province, and the Real Estate Development Enterprise Qualification Administration Regulation, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate. We obtained the related certificates and seek to ensure that each phase of our projects complies with our certificates.

●	Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, and buildings still in process of construction may be pledged and mortgaged. From time to time, we may pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing.

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

Reporting Currency and Foreign Currency Translation

The Company’s consolidated financial statements are presented in the U.S. dollar (US$), which is the Company’s reporting currency. Yangtze River, Energetic Mind, and Ricofeliz Capital uses US$ as its functional currency. Wuhan Newport uses Renminbi (“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations.

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

Earnings per Share

Basic earnings (loss) per share is computed using the weighted average number of common stock outstanding during the year. Diluted earnings per share is computed using the weighted average number of common stock and potential common stock outstanding during the period for convertible notes under if-convertible method, if dilutive. Potential common stocks are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars.

Comparison of Fiscal Years Ended December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014

Revenue	$-	$3,458,295
Cost of revenue	-	3,693,783
Gross loss	-	(235,488)

Operating expenses
Selling expenses	11,577	87,866
General and administrative expenses	4,547,646	2,090,499
Total operating expenses	4,559,223	2,178,365

Loss from operations	(4,559,223)	(2,413,853)

Other expenses
Other income	868	-
Other expenses	(3,231)	-
Interest income	55	10,996
Interest expenses	(3,199,031)	(3,256,660)
Total other income (expenses)	(3,201,339)	(3,245,664)

Income (loss) before income taxes	(7,760,562)	(5,659,517)
Income taxes benefit	1,378,700	1,402,421
Net loss	$(6,381,862)	$(4,257,096)

Other comprehensive loss
Foreign currency translation adjustments	(6,649,917)	(147,341)
Comprehensive loss	$(13,031,779)	$(4,404,437)

Earnings (loss) per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	151,682,554	151,000,000

Revenue.

During the fiscal year ended December 31, 2015, we did not generate any revenue, compared to revenue of $3,458,295 for the fiscal year ended December 31, 2014, a decrease of $3,458,295 or approximately 100.0%. The significant decrease was mainly because we did not engage in any steel trading during the fiscal year ended 2015.

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

Operating Expenses.

Operating expenses totaled $4,559,223 for the year ended December 31, 2015, compared to $2,178,365 for the year ended December 31, 2014, an increase of $2,380,858, or approximately 109%. The significant increase is mainly because of significant increase of general and administrative expenses offset by decrease in selling expenses.

Selling, General and Administrative expenses.

Selling expenses decrease from $87,866 for the fiscal year ended December 31, 2014 to $11,577 for the fiscal year ended December 31, 2015, a decrease of $76,289, or approximately 86.83%. The decrease is mainly attributable to decrease in steel trading during the fiscal year ended December 31, 2015.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $4,547,646 for the fiscal year ended December 31, 2015, compared to $2,090,499 for the fiscal year ended December 31, 2014, an increase of $2,457,147 or 118%. The significant increase is mainly because of the increase of expenses related to professional fees in connection with our merger with Kirin and in preparation of a public offering and application for listing to the NYSE.

Loss from Operations.

As a result of the factors described above, operating loss was $4,559,223 for the fiscal year ended December 31, 2015, compared to operating loss of $2,413,853 for the fiscal year ended December 31, 2014, an increase of operating loss of $2,145,370, or approximately 88.88%.

Other Expenses.

We had a total other expense of $3,201,339 for the fiscal year ended December 31, 2015, compared to a total expense of $3,245,664 for the fiscal year ended December 31, 2014. Our interest income and expense were $55 and $3,199,031, respectively, for the fiscal year ended December 31, 2015, compared to interest income and expenses of $10,996 and $3,256,660, respectively, for the fiscal year ended December 31, 2014. Other income and expenses were $868 and $3,231 for the fiscal year ended December 31, 2015, compared to $nil for the fiscal year ended December 31, 2014.

Income Tax.

We received an income tax benefit of $1,378,700 for the fiscal year ended December 31, 2015, compared to $1,402,421 for the fiscal year ended December 31, 2014.

Net Loss.

As a result of the factors described above, our net loss from operations for the year ended December 31, 2015 was $6,381,862, compared to net loss of $4,257,096 for the fiscal year ended December 31, 2014, an increase in loss of $2,124,766.

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

Net Loss Available to Common Stockholders.

Net loss available to our common stockholders was $0.04 per share (basic and diluted), for the fiscal year ended December 31, 2015, compared to net loss of $0.03 per share (basic and diluted), for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the fiscal years indicated:

	Years Ended December 31,
	2015	2014
Net cash provided by from operating activities	$(4,735,142)	$(5,277,025)
Net cash provided by (used in) investing activities	$494,179	$(70,908)
Cash flows provided by financing activities	$4,698,162	$4,346,367
Effect of exchange rate changes on cash and cash equivalent	$(996)	$(5,801)
Net increase (decrease) in cash and cash equivalents	$456,203	$(1,007,367)
Cash and cash equivalents - beginning of year	$56,366	$1,063,733
Cash and cash equivalents - end of year	$512,569	$56,366

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

Operating Activities. Net cash outflow from operating activities was $4,735,142 for the fiscal year ended December 31, 2015, compared to net cash outflow from operating activities of $5,277,025 for the year ended December 31, 2014, a decrease of $541,883. The decrease in net cash outflows from operating activities was primarily contributed by the following factors:

●	Changes in prepayments (combination of others receivables) provided $nil cash outflow for the fiscal year ended December 31, 2015. In the same period of 2014, changes in prepayments (combination of others receivables) provided $884,391 cash inflow, which led to a decrease of $884,391 in net cash inflow.

●	Changes in real estate properties and land lots under development provided $778,977 cash outflow for the year ended December 31, 2015, compared to changes in real estate properties and land lots under development contributed $6,412,919 cash outflow in the same period of 2014, which led to a decrease of $5,633,942 in net cash outflow.

●	Changes in accounts payable provided $nil cash inflow for the fiscal year ended December 31, 2015, compared to $4,486,912 cash inflow for the fiscal year ended December 31, 2014, which lead to a decrease of $4,486,912 in net cash inflow from operating activities.

●	Changes in other payables and accrued liabilities provided $2,257,051 cash inflow for the fiscal year ended December 31, 2015, compared other payables and accrued liabilities contributed $72,260 cash inflow in the same period of 2014, which led to an increase of $2,184,791 in net cash inflow.

●	We have net loss of $6,381,862 for the fiscal year ended December 31, 2015, compared to net loss $4,257,096 in the same period of 2014, which led to an increase of $2,124,766 increase in net cash outflow.

Investing Activities.   Net cash provided by investing activities was $494,179 for the fiscal year ended December 31, 2015, compared to net cash of $70,908 used in investing activities for the fiscal year ended December 31, 2014, represented an increase of $565,087.  The increase was primarily because of decrease of cash used for purpose of property and equipment, as well as the effect of share exchange completed in December, 2015.

Financing Activities. Net cash provided by financing activities was $4,698,162 for the fiscal year ended December 31, 2015, compared to net cash of $4,346,367 provided by financing activities for the fiscal year ended December 31, 2014, represented an increase of $351,795. The increase was primarily because we have a $176,599 of repayment of financial institution loans in the fiscal year ended December 31, 2015, compared to $488,146 for the same period in 2014.

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

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 30, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 30, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	March 30, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	March 30, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 30, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 30, 2016
Yanliang Wu

/s/ Yu Zong	Director	March 30, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 30, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 30, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	March 30, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	March 30, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	March 30, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 30, 2016
Zhihong Su

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

/s/ Dominic K.F. Chan & Co.
Dominic K.F. Chan & Co.
Certified Public Accountants
Hong Kong, March 30, 2016

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$512,569	$56,366
Other assets and receivables	6,259,865	2,937,545
Real estate property completed	31,566,156	33,025,319
Real estate properties and land lots under development	364,876,105	384,610,172
Property and equipment, net	157,499	237,475
Deferred tax assets	3,614,419	2,420,449
Total Assets	$406,986,613	$423,287,326

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,526,610	$5,837,471
Due to related parties	32,045,112	322,388,060
Other taxes payable	13,350	28,203
Other payables and accrued liabilities	560,830	264,558
Real estate property refund and compensation payable	25,274,753	25,158,858
Convertible note	75,000,000	-
Loans payable	44,502,981	47,185,161
Total liabilities	$182,923,636	$400,862,311

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,254,446 and 151,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	17,225	15,100
Additional paid-in capital	242,622,947	27,955,331
Accumulated losses	(16,263,010)	(9,881,148)
Accumulated other comprehensive (loss) income	(2,314,185)	4,335,732
Total Equity	$224,062,977	$22,425,015
Total Liabilities and Equity	$406,986,613	$423,287,326

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Years Ended December 31,
	2015	2014

Revenue	$-	$3,458,295
Cost of revenue	-	3,693,783
Gross loss	-	(235,488)

Operating expenses
Selling expenses	11,577	87,866
General and administrative expenses	4,547,646	2,090,499
Total operating expenses	4,559,223	2,178,365

Loss from operations	(4,559,223)	(2,413,853)

Other expenses
Other income	868	-
Other expenses	(3,231)	-
Interest income	55	10,996
Interest expenses	(3,199,031)	(3,256,660)
Total other expenses	(3,201,339)	(3,245,664)

Loss before income taxes	(7,760,562)	(5,659,517)
Income taxes benefit	1,378,700	1,402,421
Net loss	$(6,381,862)	$(4,257,096)

Other comprehensive loss
Foreign currency translation adjustments	(6,649,917)	(147,341)
Comprehensive loss	$(13,031,779)	$(4,404,437)
Loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	151,682,554	151,000,000

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance as of January 1, 2014	151,000,000	$15,100	$27,955,331	$(5,624,052)	$4,483,073	$26,829,452
Net loss	-	-	-	(4,257,096)	-	(4,257,096)
Foreign currency translation adjustment	-	-	-	-	(147,341)	(147,341)
Balance as of December 31, 2014	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Extinguishment of debt with a former officer	-	-	11,687,098	-	-	11,687,098
Net loss	-	-	-	(6,381,862)	-	(6,381,862)
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(6,381,862)	$(4,257,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, and equipment	79,064	80,133
Loss on disposal of property, and equipment	3,082	-
Deferred tax benefit	(1,378,700)	(1,402,421)
Share-based compensation expense	1,808,867	-
Changes in operating assets and liabilities:
Prepayments	-	884,391
Other assets and receivables	(1,534,700)	(57,758)
Real estate property completed	(312,163)	(276,595)
Real estate properties and land lots under development	(778,977)	(6,412,919)
Accounts payable	-	4,486,912
Other taxes payable	(13,914)	28,204
Other payables and accrued liabilities	2,257,051	72,260
Real estate property refund and compensation payables	1,517,110	1,577,864
Net Cash Used In Operating Activities	(4,735,142)	(5,277,025)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,733)	(70,908)
Proceeds from disposal of property and equipment	130	-
Effect of share exchange	505,782	-
Net Cash Provided By (Used In) Investing Activities	494,179	(70,908)

Cash Flows from Financing Activities:
Proceeds from financial institution loans	-	47,187,464
Repayment of financial institution loans	(176,599)	(488,146)
Advances from related parties	4,874,761	4,834,513
Repayment to related parties	-	(47,187,464)
Net Cash Provided By Financing Activities	4,698,162	4,346,367

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(996)	(5,801)

Net Increase (Decrease) In Cash and Cash Equivalents	456,203	(1,007,367)
Cash and Cash Equivalents at Beginning of Year	56,366	1,063,733
Cash and Cash Equivalents at End of Year	$512,569	$56,366

Supplemental Cash Flow Information:
Cash paid for interest expense	$3,001,771	$3,256,660
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Forgiveness of loans from an owner	$285,413,074	$-
Issuance of convertible note	$150,000,000	$-
Reduction of convertible note	$75,000,000	$-

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

2.10 Real estate capitalization and cost allocation

Real estate property completed and real estate properties and land lots under development consist of commercial units under construction and units completed. Properties under development or completed are stated at cost or estimated net realizable value, whichever is lower. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property. We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity. We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Costs include costs of land use rights, direct development costs, interest on indebtedness, construction overhead and indirect project costs. The Company acquires land use rights with lease terms of 40 years through government sale transaction. Land use rights are divided and transferred to customers after the Company delivers properties. The Company capitalizes payments for obtaining the land use rights, and allocates to specific units within a project based on units’ gross floor area. Costs of land use rights for the purpose of property development are not amortized. Other costs are allocated to units within a project based on the ratio of the sales value of units to the estimated total sales value.

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

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015 and 2014

10. Loans payable

	Weighted- average		December 31
Bank name	interest rate	Term	2015	2014
China Construction Bank	6.33%	From May 30, 2014 to May 29, 2020	44,502,981	47,185,161

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

The Company sold its interests in Kirin Subsidiaries for an aggregate of $75,000,002 for the Sale. The carrying amount of the net assets of Kirin Subsidiaries was $63,312,904 as of disposal date and the Company recognized the differences of $11,687,098 to shareholders' equity as a capital transaction.

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

A reconciliation of the income tax benefit (expenses) determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	Years Ended December 31,
	2015	2014

EIT at the PRC statutory rate of 25%	$1,940,140	$1,414,879
Permanent items	-	(12,458)
Valuation allowance	(561,440)	-
	$1,378,700	$1,402,421

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015 and 2014

15. loss per share

	Years Ended December 31,
	2015	2014
Numerator:
Net loss for basic and diluted loss per share	$(6,381,862)	$(4,257,096)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	151,682,554	151,000,000

Basic and diluted loss per share	$(0.04)	$(0.03)

246,900 common shares resulting from the assumed conversions of 8% Convertible Note (note 12) were excluded from the calculation of diluted loss per share for the year ended December 31, 2015 as their effect is anti-dilutive.

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

21. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $297,052,074 as of December 31, 2015. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

