Form 10-Q
period 2016-03-31
Yangtze River Development Ltd
filed 2016-05-09
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-166343

YANGTZE RIVER DEVELOPMENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

183 Broadway, Suite 5 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 861- 3315

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

The registrant had 172,269,446 shares of common stock, $0.0001 per share, outstanding at May 9, 2016.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$209,007	$512,569
Other assets and receivables	5,307,118	6,259,865
Real estate property completed	31,773,683	31,566,156
Real estate properties and land lots under development	367,332,893	364,876,105
Property and equipment, net	142,824	157,499
Deferred tax assets	3,949,444	3,614,419
Total Assets	$408,714,969	$406,986,613

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,609,860	$5,526,610
Due to related parties	32,479,118	32,045,112
Other taxes payable	13,438	13,350
Other payables and accrued liabilities	2,736,538	560,830
Real estate property refund and compensation payable	25,811,255	25,274,753
Convertible note	75,000,000	75,000,000
Loans payable	44,795,559	44,502,981
Total Liabilities	$186,445,768	$182,923,636

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,269,446 and 172,254,446 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	17,227	17,225
Additional paid-in capital	242,696,445	242,622,947
Accumulated losses	(20,070,204)	(16,263,010)
Accumulated other comprehensive loss	(374,267)	(2,314,185)
Total Equity	$222,269,201	$224,062,977
Total Liabilities and Equity	$408,714,969	$406,986,613

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	1,955,484	480,600
Total operating expenses	1,955,484	480,600

Loss from operations	(1,955,484)	(480,600)

Other expenses
Other expenses	(28)	-
Interest income	76	17
Interest expenses	(2,158,685)	(809,288)
Total other expenses	(2,158,637)	(809,271)

Loss before income taxes	(4,114,121)	(1,289,871)
Income taxes benefit	306,927	322,468
Net loss	$(3,807,194)	$(967,403)

Other comprehensive loss
Foreign currency translation adjustments	1,939,918	92,517
Comprehensive loss	$(1,867,276)	$(874,886)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,265,325	151,000,000

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance as of January 1, 2015	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Extinguishment of debt with a former officer	-	-	11,687,098	-	-	11,687,098
Net loss	-	-	-	(6,381,862)	-	(6,381,862)
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Net loss	-	-	-	(3,807,194)	-	(3,807,194)
Foreign currency translation adjustment	-	-	-	-	1,939,918	1,939,918
Balance as of March 31, 2016 (Unaudited)	172,269,446	$17,227	$242,696,445	$(20,070,204)	$(374,267)	$222,269,201

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:	(Unaudited)
Net loss	$(3,807,194)	$(967,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	17,266	20,942
Deferred tax benefit	(306,927)	(322,468)
Share-based compensation expense	1,044,082	-
Changes in operating assets and liabilities:
Other assets and receivables	-	(5,019)
Real estate property completed	-	(316,466)
Real estate properties and land lots under development	(57,155)	(563,073)
Accounts payable	47,131	-
Other taxes payable	-	(28,212)
Other payables and accrued liabilities	2,163,882	33,446
Real estate property refund and compensation payables	365,178	374,831
Net Cash Used In Operating Activities	(533,737)	(1,773,422)

Cash Flows from Investing Activities: Purchase of property and equipment	(1,851)	-
Net Cash Used In Investing Activities	(1,851)	-

Cash Flows from Financing Activities:
Advances from related parties	231,990	1,723,295
Net Cash Provided By Financing Activities	231,990	1,723,295

Effect of Exchange Rate Changes on Cash and Cash Equivalents	36	43

Net Decrease In Cash and Cash Equivalents	(303,598)	(50,127)
Cash and Cash Equivalents at Beginning of Period	512,569	56,366
Cash and Cash Equivalents at End of Period	$209,007	$6,282

Supplemental Cash Flow Information:

Cash paid for interest expenses	$-	$809,288
Cash paid for income tax	$-	$-

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO unaudited condensed FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The condensed consolidated financial statements include the financial statements of Yangtze River Development Limited (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO unaudited condensed FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

2. Summary of Significant Accounting Policies

2.1 Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The condensed consolidated financial statements include the financial statements of all the subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

The condensed consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

2.2 Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the condensed consolidated financial statements include: (i) the allowance for doubtful debts; (ii) accrual of estimated liabilities; and (iii) contingencies; (iv) deferred tax assets; (v) impairment of long-lived assets; (vi) useful lives of property plant and equipment; and (vii) real estate property refunds and compensation payables.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2016 and 2015.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2016 and 2015, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

2.8 Foreign currency translation and transactions

The Company’s condensed consolidated financial statements are presented in the U.S. dollar (US$), which is the Company’s reporting currency. Yangtze River, Energetic Mind, and Ricofeliz Capital uses US$ as its functional currency. Wuhan Newport uses Renminbi Yuan (“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations.

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

	March 31, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.4493	6.4917

	For the Three Months Ended March 31,
	2016	2015
Items in the statements of operations and comprehensive income, and statements of cash flows	6.5404	6.1441

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company has not generated any revenue from the sales of real estate property for the three months ended March 31, 2016 and 2015.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2016 and 2015, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2016 and 2015, the Company recorded advertising expenses of $1,468 and $nil, respectively.

2.13 Share-based compensation

The Company grants restricted shares to its non-employee consultants. Awards granted to non-employees are measured at fair value at the earlier of the commitment date or the date the services are completed, and are recognized using graded vesting method over the period the service is provided.

2.14 Income taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2016 and 2015, the Company did not have any uncertain tax position.

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

2.17 Comprehensive loss

Comprehensive loss includes net income (loss) and foreign currency adjustments. Comprehensive loss is reported in the condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-10, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

4. OTHER assets and receivables

Other assets and receivables as of March 31, 2016 and December 31, 2015 consisted of:

	March 31, 2016	December 31, 2015
	(Unaudited)
Deposits	$853	$847
Prepaid consulting and legal fees	970,583	1,941,163
Underwriting commission deposit	1,606,000	1,606,000
Excessive business tax and related urban construction and education surcharge	1,737,757	1,726,408
Excessive land appreciation tax	991,925	985,447
	$5,307,118	$6,259,865

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	March 31, 2016	December 31, 2015
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,767,728	$7,716,994
Other development costs	24,005,955	23,849,162
	$31,773,683	$31,566,156

As of March 31, 2016, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area.  Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project.  As of March 31, 2016, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area.  The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	March 31, 2016	December 31, 2015
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,368,135	$9,306,948
Other development costs	39,296,984	38,982,735

Land lots undeveloped	318,667,774	316,586,422
	$367,332,893	$364,876,105

As of March 31, 2016, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $181,287,079, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at March 31, 2016. (See Note 10).

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	March 31, 2016	December 31, 2015
		(Unaudited)
Fixture, furniture and office equipment	5	$65,742	$63,474
Vehicles	5	531,898	528,424
Less: accumulated depreciation		(454,816)	(434,399)
Property and equipment, net		$142,824	$157,499

Depreciation expense totaled $17,266 and $20,942 for the three months ended March 31, 2016 and 2015, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of:

	March 31, 2015	December 31, 2015
	(Unaudited)
Salaries payable	$186,571	$182,716
Business tax and related urban construction and education surcharge	15,648	12,947
Deposits from contractors	169,011	167,907
Convertible bond interest payable	1,693,151	197,260
Interest payable	672,157	-
	$2,736,538	$560,830

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended March 31, 2016 and 2015, the Company incurred $365,178 and $385,999 compensation expenses which were included in general and administrative expenses.

As at March 31, 2016, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	March 31, 2016	December 31, 2015
	(Unaudited)
Property sales deposits	$20,285,143	$20,152,652
Compensation	5,526,112	5,122,101
	$25,811,255	$25,274,753

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. Loans payable

Bank name	Weighted average interest rate	Term	March 31, 2016	December 31, 2015
			(Unaudited)
China Construction Bank	Fixed annual rate of 5.936%	From May 30, 2014 to May 29, 2020	$44,795,559	$44,502,981
			$44,795,559	$44,502,981

Interest expenses incurred on loans payable for the three months ended March 31, 2016 and 2015 was $672,158 and $809,288, respectively.

Land use right with net book value of $182,478,925, including in real estate held for development and land lots under development were pledged as collateral for the loan as at March 31, 2016.

The aggregate maturities of loans payable of each of years subsequent to March 31, 2016 are as follows:

(Unaudited)

2017	$11,008,947
2018	10,853,891
2019	12,404,447
2020	10,528,274
$44,795,559

11. CONVERTIBLE NOTE

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

The interest expense for the convertible note included in the condensed consolidated statements of operations is $1,495,890 and $nil for the three months ended March 31, 2016 and 2015. Note issuance costs are immaterial.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $56,951 and $3,468 for the three months ended March 31, 2016 and 2015, respectively.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

13. INCOME TAXES

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

Income tax expenses for the three months ended March 31, 2016 and 2015 are summarized as follows:

	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Deferred tax benefit	$306,927	$322,468
	$306,927	$322,468

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$1,028,530	$322,468
Valuation allowance	(721,603)	-
	$306,927	$322,468

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 are presented below.

	March 31, 2016	December 31, 2015
Deferred tax assets	(Unaudited)
Operating loss carry forward	$313,679	$303,237
Excess of interest expenses	1,575,816	1,398,582
Accrued expenses	2,059,949	1,912,600
	$3,949,444	$3,614,419

The Company had net operating losses carry forward of $1,254,717 as of March 31, 2016 which will expire on various dates between December 31, 2018 and 2020.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. loss per share

	March 31, 2016	March 31, 2015
Numerator:	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(3,807,194)	$(967,403)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	172,265,325	151,000,000

Basic and diluted loss per share	$(0.02)	$(0.01)

7,649,589 common shares resulting from the assumed conversions of 8% Convertible Note (note 11) were excluded from the calculation of diluted loss per share for the three months ended March 31, 2016 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”)	Former shareholder (Mr .Geng Wang) of Wuhan Newport
Wuhan Renhe Real Estate Co., Ltd. (“Renhe RE”)	Mr. Geng Wang, the director of the Company, holds 100% of Renhe RE
Mr. Weibin Zhao	Officer
Mr. Xiangyao Liu	Director

15.2 Related party balances and transactions

Amount due to Wuhan Renhe were $29,011,576 and $28,822,089 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity.

A summary of changes in the amount due to Wuhan Renhe is as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$28,822,089	$322,388,060
Advances from the related party	-	28,463,394
Forgiveness of loan	-	(285,413,074)
Exchange difference adjustment	189,487	(36,616,291)
At end of period	$29,011,576	$28,822,089

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amount due to Renhe RE were $672,166 and $667,776 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Renhe RE is as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$667,776	$-
Advances from the related party	-	667,776
Exchange difference adjustment	4,390	-
At end of period	$672,166	$667,776

Amount due to Mr. Weibin Zhao were $127,348 and $126,516 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Zhao Weibin is as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$126,516	$126,516
Exchange difference adjustment	832	-
At end of period	$127,348	$126,516

Amount due to Mr. Xiangyao Liu were $2,668,028 and $2,428,731 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Xiangyao Liu is as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$2,428,731	$-
Advances from the director	235,522	2,428,731
Exchange difference adjustment	3,775	-
At end of period	$2,668,028	$2,428,731

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

16. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.7 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 will be recognized in 2016 when all the services been rendered. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

On January 25, 2016, the Company granted 15,000 shares of the Company’s restricted common stock to a consultant, in exchange for its legal and professional services to the Company for the year 2016. These shares were valued at $4.9 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of approximately $73,500 was recognized in 2016.

Total compensation expenses recognized in the general and administrative expenses of the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was $1,044,082 and $nil respectively.

17. Concentration of Credit Risks

As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of March 31, 2016 and December 31, 2015.

18. Commitments and Contingencies

Operating lease commitments

For the three months ended March 31, 2016 and 2015, rental expenses under operating leases were $18,000 and $nil, respectively.

The future obligations for operating leases of each of years subsequent to March 31, 2016 are as follows:

(Unaudited)

2017	$72,000
Total minimum payment required	$72,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of March 31, 2016.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENT

The management evaluated all events subsequent to the balance sheet date through the date the condensed consolidated financial statements were available to be issued. There are no significant matters to make material adjustments or disclosure in the condensed consolidated financial statements.

20. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $297,052,074 as of March 31, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

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

The Logistics Center is located within the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wu Iron and Steel, China's first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezers areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

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

Wuhan Newport has signed a twenty-year lease agreement, maximum number of years permitted by the applicable PRC laws, and with rights to renew at its sole discretion effective April 27, 2015 to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	1,955,484	480,600
Total operating expenses	1,955,484	480,600

Loss from operations	(1,955,484)	(480,600)

Other expenses
Other expenses	(28)	-
Interest income	76	17
Interest expenses	(2,158,685)	(809,288)
Total other expenses	(2,158,637)	(809,271)

Loss before income taxes	(4,114,121)	(1,289,871)
Income taxes benefit	306,927	322,468
Net loss	$(3,807,194)	$(967,403)

Other comprehensive loss
Foreign currency translation adjustments	1,939,918	92,517
Comprehensive loss	$(1,867,276)	$(874,886)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,265,325	151,000,000

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended March 31, 2016 and 2015. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

During both the three months ended March 31, 2016 and 2015, our cost of goods sold was $0.

Gross Profit.

Our gross margin was $0 for both the three months ended March 31, 2016 and 2015.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $1,955,484 for the three months ended March 31, 2016, compared to $480,600 for the three months ended March 31, 2015, an increase of $1,474,884 or 307%. The significant increase is mainly because of the increase of expenses related to professional services.

Loss from operations.

As a result of the factors described above, operating loss was $1,955,484 for the three months ended March 31, 2016, compared to operating loss of $480,600 for the three months ended March 31, 2015, an increase of operating loss of $1,474,884, or approximately 307%.

Other expenses.

We had other expenses totaling $2,158,637 for the three months ended March 31, 2016, compared to other expense totaling $809,271 for the three months ended March 31, 2015. The significant increase in expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015, which was described elsewhere in the Quarterly Report. Our interest income and expenses were $76 and $2,158,685, respectively, for the three months ended March 31, 2016, compared to interest income and expenses of $17 and $809,288, respectively, for the three months ended March 31, 2015. Other expenses were $28 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Income tax.

We received an income tax benefit of $306,927 for the three months ended March 31, 2016, compared to $322,468 for the three months ended March 31, 2015.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended March 31, 2016 was $3,807,194, compared to net loss of $967,403 for the three months ended March 31, 2015, an increase in loss of $2,839,791.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2016 was $1,939,918, compared to $92,517 for the three months ended March 31, 2015, an increase of $1,847,401.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.02 per share (basic and diluted), for the three months ended March 31, 2016, compared to net loss of $0.01 per share (basic and diluted), for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three months indicated:

	Three Months Ended March 31,
	2016	2015
Net Cash Used In Operating Activities	$(533,737)	$(1,773,422)
Net Cash Used in Investing Activities	$(1,851)	$-
Net Cash Provided by Financing Activities	$231,990	$1,723,295

We had a balance of cash and cash equivalents of $209,007 as of March 31, 2016. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders . Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $533,737 for the three months ended March 31, 2016, compared to net cash used in operating activities of $1,773,422 for the three months ended March 31, 2015, a decrease of $1,239,685. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $1,044,082 cash inflow for three months ended March 31, 2016. In the same period of 2015, share-based compensation expense contributed $0 cash inflow, which led to a decrease of $1,044,082 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $57,155 cash outflow for the three months ended March 31, 2016, compared to changes in real estate properties and land lots under development contributed $563,073 cash outflow in the same period of 2015, which led to a decrease of $505,918 in net cash outflow.

●	Changes in accounts payable provided $47,131 cash inflow for the three months ended March 31, 2016, compared to $0 cash inflow for the three months ended March 31, 2015, which lead to a decrease of $47,131 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $2,163,882 cash inflow for the three months ended March 31, 2016, compared other payables and accrued liabilities contributed $33,446 cash inflow for the three months ended March 31, 2015, which led to a decrease of $2,130,436 in net cash outflow.

●	We have net loss of $3,807,194 for the three months ended March 31, 2016, compared to net loss of $967,403 for the three months ended March 31, 2015, which led to an increase of $2,839,791 increase in net cash outflow.

Investing Activities. Net cash used in investing activities was $1,851 for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015, representing an increase of $1,851 in cash outflow.  The increase was primarily because of the increase of cash used for purpose of purchasing equipment.

Financing Activities. Net cash provided by financing activities was $231,990 for the three months ended March 31, 2016, compared to net cash of $1,723,295 provided by financing activities for the three months ended March 31, 2015, representing a decrease of $1,491,305 in cash inflow.  The decrease was primarily because we had advances of $231,990 from related parties in the three months ended March 31, 2016, compared to $1,723,295 for the three months ended March 31, 2015.

Contractual Obligations

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

Recently Issued Accounting Guidance

As described in Note 2 to the Condensed Consolidated Financial Statements, we not believe recently issued but not yet effective accounting standards from ASU 2016-10, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2016, the Company’s internal control over financial reporting was effective.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

On January 25, 2016, the Board formed and adopted charters for the Audit Committee, which consists of solely independent directors and is chaired by Harvey Leibowitz, whom the Board believes qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

The audit committee assists our Board in its general oversight of, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the audit committee reviews and assesses the company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The audit committee also reviews and assesses the quality and integrity of the company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the company’s independent auditors, the performance of the company’s internal audit department, the effectiveness of the company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

The Audit Committee shall also make such examinations as are necessary to monitor the corporate financial reporting and external audits of the Company and its subsidiaries; to provide to the Board the results of its examinations and recommendations derived therefrom; to outline to the Board improvements made, or to be made, in internal accounting controls; to nominate independent auditor; and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters requiring Board attention.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: May 9, 2016	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer

Dated: May 9, 2016	By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

