Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-05-17
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 3)

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

Number of the issuer’s common stock outstanding as of May 16, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

	PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART IV

Item 15	Exhibits, Financial Statement Schedules	14

Signatures		15

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 (“Amendment No. 3”) to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2016 (the “Original Annual Report”). Company subsequently filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 (“Amendment No. 1”) on February 17, 2016 and Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 (“Amendment No. 2”) on March 30, 2016. The purpose of this Amendment No. 3 is to insert certain footnotes to the financial statements in response to comments from SEC Staff on May 3, 2016, as well as the corresponding disclosure in the “Management’s Discussion and Analysis of Liquidity and Capital Resources” section.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 3 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 3 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 3 to modify or update the other disclosures in the Original Annual Report. Amendment No. 3 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 3 should be read in conjunction with the Original Annual Report, Amendment No. 1 and Amendment No. 2.

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

Off-Balance Sheet Arrangements

January 29, 2016, we received an undertaking commitment letter provided by the our majority shareholder who is willing to provide sufficient funding on an as-needed basis. We believe that the financial commitment provided by our majority shareholder could provide our company with sufficient capital resources to meet our capital needs for a reasonable period of time.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	May 16, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	May 16, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	May 16, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	May 16, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	May 16, 2016
Yanliang Wu

/s/ Yu Zong	Director	May 16, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	May 16, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	May 16, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	May 16, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	May 16, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	May 16, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	May 16, 2016
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

As of December 31, 2015, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of December 31, 2015, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

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

As of December 31, 2015, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

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

22. GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. Over the past years, the Company has been funded through a combination of bank loans and advances from shareholders. On January 29, 2016, the Company received an undertaking commitment letter provided by the Company’s majority shareholder who is willing to provide sufficient funding on an as-needed basis. In addition, the Company plans to dispose of the existing developed real estate properties with market value of approximately $42 million when the Company needs cash flows. The Company believes that, as a result of these, it currently has sufficient cash and financing commitments to meet its funding requirements for a reasonable period of time.

