Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-06-17
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 4)

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

Number of the issuer’s common stock outstanding as of June 14, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

	PART II

Item 8.	Financial Statements and Supplementary Data.	4
Item 9A.	Controls and Procedures.	4

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	5

Signatures		6

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 4 (the “Amendment No. 4”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 2, 2016 (the “Original 10-K”), which was subsequently amended on February 17, 2016, March 30, 2016 and May 17, 2016. This Amendment No. 4 reflects certain changes to Item 8 Financial Statements and Supplementary Data and Item 9A– Controls and Procedures, of Part II. Footnote 6 of the Item 8 was revised to disclose when the Company’s properties in undeveloped land were acquired. Item 9A clarifies the conclusion of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as required by Item 307 of Regulation S-K and lists the material weaknesses in the Company’s internal control over financial reporting.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and its subsequent amendments other than to Item 8 and Item 9A of Part II and to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K and its subsequent amendments and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at Pages F-1 through F-19 of this report and which are incorporated herein by reference.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 and concluded that the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2015 was not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

●	Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;
●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and
●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

Remediation Efforts to Address Significant Deficiencies

We intend to take the following actions to address the material weaknesses described above:

●	Provide more U.S. GAAP knowledge and SEC reporting requirement training for our CFO and accounting and other finance personnel;
●	Hire additional personnel with sufficient U.S. GAAP experience;
●	Establish formal policies and procedures in internal accounting and audit function;
●	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	June 17, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	June 17, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	June 17, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	June 17, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	June 17, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	June 17, 2016
Yanliang Wu

/s/ Yu Zong	Director	June 17, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	June 17, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	June 17, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	June 17, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	June 17, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	June 17, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	June 17, 2016
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

The investments in undeveloped land were acquired in September, 2007.

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

