Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-07-29
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 5)

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

Number of the issuer’s common stock outstanding as of July 29, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

	PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8.	Financial Statements and Supplementary Data.	13

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	14

Signatures		15

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 5 (the “Amendment No. 5”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 2, 2016 (the “Original 10-K”), which was subsequently amended on February 17, 2016, March 30, 2016, May 17, 2016 and June 17, 2016. This Amendment No. 5 reflects certain changes to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data. Item 7 clarifies the Company’s cash position and certain financing efforts. Footnote 6 to Company’s financial statements under Item 8 was revised to clarify that the ownership over certain lands the Company has acquired.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and its subsequent amendments other than to Item 7 and Item 8 and to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K and its subsequent amendments and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

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

Government Regulations. Our business and results of operations are subject to PRC government policies and regulations regarding the following:

●	Land Use Right — According to the Land Administration Law of the PRC and Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. We acquire land use rights from local governments and/or other entities for development of commercial real estate projects. We do not have ownership over these lands.

●	Land Development — According to the Urban Real Estate Development and Operation Administration Regulation, the Urban Real Estate Development and Operation Administration Rules of Hebei Province promulgated by the government of the Hebei Province, and the Real Estate Development Enterprise Qualification Administration Regulation, a real estate development enterprise shall obtain a Real Estate Development Enterprise Qualification Certificate. We obtained the related certificates and seek to ensure that each phase of our projects complies with our certificates.

●	Project Financing — According to the Land Administration Law and the Property Law of the PRC, the land use rights, and buildings still in process of construction may be pledged and mortgaged. From time to time, we may pledge and mortgage our land use rights and real properties to lenders in order to obtain project financing.

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

As shown in our financial statements, we have negative cash flows from operations, sustained recurring losses for a number of years and currently we are not generating revenues. Over the past years, the Company has been funded through a combination of bank loans and advances from shareholders. On January 29, 2016, we received an undertaking commitment letter provided by our majority shareholder who is willing to provide sufficient funding on an as-needed basis. In addition, the Company plans to dispose of the existing developed real estate properties with market value of approximately $42 million when the Company needs cash flows. The Company believes that, as a result of these, it currently has sufficient cash and financing commitments to meet its funding requirements for a reasonable period of time.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	July 29, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	July 29, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	July 29, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	July 29, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	July 29, 2016
Yanliang Wu

/s/ Yu Zong	Director	July 29, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	July 29, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	July 29, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	July 29, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	July 29, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	July 29, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	July 29, 2016
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

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

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

