Form 10-Q
period 2016-06-30
Yangtze River Development Ltd
filed 2016-08-01
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 172,269,446 shares of common stock, $0.0001 per share, outstanding at August 1, 2016.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

The following unaudited interim financial statements of Yangtze River Development Limited (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$44,751	$512,569
Other assets and receivables	4,256,398	6,259,865
Real estate property completed	30,841,174	31,566,156
Real estate properties and land lots under development	356,645,371	364,876,105
Property and equipment, net	122,558	157,499
Deferred tax assets	4,120,487	3,614,419
Total Assets	$396,030,739	$406,986,613

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,448,580	$5,526,610
Due to related parties	32,059,343	32,045,112
Other taxes payable	13,044	13,350
Other payables and accrued liabilities	4,862,865	560,830
Real estate property refund and compensation payable	25,409,995	25,274,753
Convertible note	75,000,000	75,000,000
Loans payable	43,405,626	44,502,981
Total Liabilities	$186,199,453	$182,923,636

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,269,446 and 172,254,446 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	17,227	17,225
Additional paid-in capital	242,696,445	242,622,947
Accumulated losses	(23,775,316)	(16,263,010)
Accumulated other comprehensive loss	(9,107,070)	(2,314,185)
Total Equity	$209,831,286	$224,062,977
Total Liabilities and Equity	$396,030,739	$406,986,613

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the six months ended June 30,		For the three months ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	$1,469	$4,286	$1,469	$4,286
General and administrative expenses	3,794,731	982,624	1,839,247	502,024
Total operating expenses	3,796,200	986,910	1,840,716	506,310

Loss from operations	(3,796,200)	(986,910)	(1,840,716)	(506,310)

Other expenses
Other income	2,827	-	2,827	-
Other expenses	(28)	-	-	-
Interest income	132	26	56	9
Interest expenses	(4,317,961)	(1,595,846)	(2,159,276)	(786,558)
Total other expenses	(4,315,030)	(1,595,820)	(2,156,393)	(786,549)

Loss before income taxes	(8,111,230)	(2,582,730)	(3,997,109)	(1,292,859)
Income taxes expense	598,924	645,682	291,997	323,214
Net loss	$(7,512,306)	$(1,937,048)	$(3,705,112)	$(969,645)

Other comprehensive loss
Foreign currency translation adjustments	(6,792,885)	135,412	(8,732,803)	42,895
Comprehensive loss	$(14,305,191)	$(1,801,636)	$(12,437,915)	$(926,750)

Loss per share - basic and diluted	$(0.04)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,267,386	151,000,000	172,269,446	151,000,000

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed Consolidated Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(7,512,306)	$(1,937,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	33,917	40,524
Deferred tax benefit	(598,924)	(645,682)
Share-based compensation expense	2,014,664	-
Changes in operating assets and liabilities:
Other assets and receivables	-	(17,261)
Real estate property completed	-	(317,443)
Real estate properties and land lots under development	(151,892)	(594,487)
Accounts payable	48,648	-
Other taxes payable	-	(28,299)
Other payables and accrued liabilities	4,332,419	668,821
Real estate property refund and compensation payables	727,688	764,192
Net Cash Used In Operating Activities	(1,105,786)	(2,066,683)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,851)	-
Net Cash Used In Investing Activities	(1,851)	-

Cash Flows from Financing Activities:
Advances from related parties	716,661	2,181,658
Repayment of financial institution loans	(76,510)	(163,260)
Net Cash Provided By Financing Activities	640,151	2,018,398

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(332)	217

Net Decrease In Cash and Cash Equivalents	(467,818)	(48,068)
Cash and Cash Equivalents at Beginning of Period	512,569	56,366
Cash and Cash Equivalents at End of Period	$44,751	$8,298

Supplemental Cash Flow Information:

Cash paid for interest expenses	$-	$811,785
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transaction:

Forgiveness of loans from an owner	$-	$285,413,074

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

Pursuant to the terms of the Agreements, Jasper agreed to finance the Sale by reducing Company’s financial obligations of the Note by an aggregate of $75,000,000. In addition, the Purchaser agreed to pay the remaining two dollars in cash.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the six months and three months ended June 30, 2016 and 2015.

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

As of June 30, 2016 and 2015, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	June 30, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.6443	6.4917

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015

Items in the statements of operations and comprehensive income, and statement of cash flows	6.5351	6.1252	6.5319	6.1067

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

The Company has not generated any revenue from the sales of real estate property for the six months and three months ended June 30, 2016 and 2015.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2016 and 2015, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the six months ended June 30, 2016 and 2015, the Company recorded advertising expenses of $1,469 and $nil, respectively. For the three months ended June 30, 2016 and 2015, the company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2016 and 2015, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-13, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

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

4. OTHER assets and receivables

Other assets and receivables as of June 30, 2016 and December 31, 2015 consisted of:

	June 30, 2016	December 31, 2015
	(Unaudited)
Deposits	$828	$847
Prepaid consulting and legal fees	-	1,941,163
Underwriting commission deposit	1,606,000	1,606,000
Excessive business tax and related urban construction and education surcharge	1,686,756	1,726,408
Excessive land appreciation tax	962,814	985,447
	$4,256,398	$6,259,865

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	June 30, 2016	December 31, 2015
	(Unaudited)
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,539,757	$7,716,994
Other development costs	23,301,417	23,849,162
	$30,841,174	$31,566,156

As of June 30, 2016, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of June 30, 2015, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,093,195	$9,306,948
Other development costs	38,236,812	38,982,735

Land lots undeveloped	309,315,364	316,586,422
	$356,645,371	$364,876,105

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of June 30, 2016, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $177,123,448, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at June 30, 2016. (See Note 10).

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	June 30, 2016	December 31, 2015
		(Unaudited)
Fixture, furniture and office equipment	5	$64,068	$63,474
Vehicles	5	516,288	528,424
Less: accumulated depreciation		(457,798)	(434,399)
Property and equipment, net		$122,558	$157,499

Depreciation expense totaled $33,917 and $40,524 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, the Company recorded depreciation expenses of $16,651 and $19,582, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of:

	June 30, 2016	December 31, 2015
	(Unaudited)
Salaries payable	$181,871	$182,716
Business tax and related urban construction and education surcharge	24,014	12,947
Deposits from contractors	164,050	167,907
Convertible bond interest payable	3,189,040	197,260
Interest payable	1,303,890	-
	$4,862,865	$560,830

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the six months ended June 30, 2016 and 2015, the Company incurred $727,683 and $778,137 compensation expenses which were included in general and administrative expenses.

As at June 30, 2016, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	June 30, 2016	December 31, 2015
	(Unaudited)
Property sales deposits	$19,689,805	$20,152,652
Compensation	5,720,190	5,122,101
	$25,409,995	$25,274,753

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. Loans payable

Bank name	Weighted average interest rate	Term	June 30, 2016	December 31, 2015
			(Unaudited)
China Construction Bank	Fixed annual rate of 5.936%	From May 30, 2014 to May 29, 2020	$43,405,626	$44,502,981
			$43,405,626	$44,502,981

Interest expenses incurred on loans payable for the six months ended June 30, 2016 and 2015 was $1,325,678 and $1,595,817, respectively. For the three months ended June 30, 2016 and 2015, the Company recorded interest expenses of $653,520 and $786,529, respectively.

Land use right with net book value of $177,123,448, including in real estate held for development and land lots under development were pledged as collateral for the loan as at June 30, 2016.

The aggregate maturities of loans payable of each of years subsequent to June 30, 2016 are as follows:

(Unaudited)
2016	$75,252
2017	10,535,347
2018	10,535,347
2019	12,040,395
2020	10,219,285
$43,405,626

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

The interest expense for the convertible note included in the condensed consolidated statements of operations is $2,991,780 and $nil for the six months ended June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, interest expense for the convertible note included in the condensed consolidated statements of operations is $1,495,890 and $nil, respectively. Note issuance costs are immaterial.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $84,412 and $8,062 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, the contributions made by the Company were $27,461 and $4,594, respectively.

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

Income tax expenses for the six months and three months ended June 30, 2016 and 2015 are summarized as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Deferred tax benefit	$598,924	$645,682	$291,997	$323,214
	$598,924	$645,682	$291,997	$323,214

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$2,027,808	$645,682
Valuation allowance	(1,428,884)	-
	$598,924	$645,682

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 are presented below.

	June 30, 2016	December 31, 2015
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$332,804	$303,237
Excess of interest expenses	1,529,568	1,398,582
Accrued expenses	2,258,115	1,912,600
	$4,120,487	$3,614,419

The Company had net operating losses carry forward of $1,331,215 as of June 30, 2016 which will expire on various dates between December 31, 2018 and 2019.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. loss per share

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(7,512,306)	$(1,937,048)	$(3,705,112)	$(969,645)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	172,267,386	151,000,000	172,269,446	151,000,000

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.02)	$(0.01)

7,799,178 common shares resulting from the assumed conversion ns of 8% Convertible Note (note 11) were excluded from the calculation of diluted loss per share for the six months and three months ended June 30, 2016 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”)	Former shareholder (Mr Wang Geng) of Wuhan Newport
Wuhan Renhe Real Estate Co., Ltd. (“Renhe RE”) Best Future Investment LLC.	Mr. Wang Geng, the director of the Company, holds 100% of Renhe RE Mr. James Coleman, the executive director of the company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director

15.2 Related party balances and transactions

Amount due to Wuhan Renhe were $28,160,128 and $28,822,089 as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity.

A summary of changes in the amount due to Wuhan Renhe is as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$28,822,089	$322,388,060
Advances from the related party	-	28,463,394
Forgiveness of loan	-	(285,413,074)
Exchange difference adjustment	(661,961)	(36,616,291)
At end of period	$28,160,128	$28,822,089

Amount due to Renhe RE were $652,439 and $667,776 as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO unaudited condensed FINANCIAL STATEMENTS

A summary of changes in the amount due to Renhe RE is as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$667,776	$-
Advances from the related party	-	667,776
Exchange difference adjustment	(15,337)	-
At end of period	$652,439	$667,776

Amount due to Best Future Investment were $476 and $nil as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Best Future Investment is as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$-	$-
Advances from the related party	476	-
At end of period	$476	$-

Amount due to Mr Zhao Weibin were $123,610 and $126,516 as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$126,516	$126,516
Exchange difference adjustment	(2,906)	-
At end of period	$123,610	$126,516

Amount due to Mr Liu Xiangyao were $3,122,690 and $2,428,731 as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$2,428,731	$-
Advances from the director	707,144	2,428,731
Exchange difference adjustment	(13,185)	-
At end of period	$3,122,690	$2,428,731

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

Total compensation expenses recognized in the general and administrative expenses of the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 was $2,014,663 and $nil respectively. For the three months ended June 30, 2016 and 2015, the company recorded compensation expenses of $970,581 and $nil, respectively.

17. Concentration of Credit Risks

As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of June 30, 2016 and December 31, 2015.

18. Commitments and Contingencies

Operating lease commitments

For the six months ended June 30, 2016 and 2015, rental expenses under operating leases were $36,000 and $nil, respectively. For the three months ended June 30, 2016 and 2015, rental expenses under operating leases were $18,000 and $nil, respectively.

The future obligations for operating leases of each of years subsequent to June 30, 2016 are as follows:

(Unaudited)
2016	$36,000
2017	21,000
Total minimum payment required	$57,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of June 30, 2016.

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

20. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $288,334,052 as of June 30, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months and three months ended June 30, 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months ended June 30
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	$1,469	$4,286
General and administrative expenses	1,839,247	502,024
Total operating expenses	1,840,716	506,310

Loss from operations	(1,840,716)	(506,310)

Other expenses
Other income	2,827	-
Other expenses	-	-
Interest income	56	9
Interest expenses	(2,159,276)	(786,558)
Total other expenses	(2,156,393)	(786,549)

Loss before income taxes	(3,997,109)	(1,292,859)
Income taxes expense	291,997	323,214
Net loss	$(3,705,112)	$(969,645)

Other comprehensive loss
Foreign currency translation adjustments	(8,732,803)	42,895
Comprehensive loss	$(12,437,915)	$(926,750)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,269,446	151,000,000

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended June 30, 2016 and 2015. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

For the three months ended June 30, 2016 and 2015, our cost of goods sold was $0, respectively.

Gross Profit.

Our gross margin was $0 for the three months ended June 30, 2016 and 2015, respectively.

Selling expenses.

Selling expenses was $1,469 for the three months ended June 30, 2016, compared to $4,286 for the three months ended June 30, 2015, a decrease of $2,817 or 66%. The decrease is primarily due to the decrease of marketing expenses.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $1,839,247 for the three months ended June 30, 2016, compared to $502,024 for the three months ended June 30, 2015, an increase of $1,337,223 or 266%.  The significant increase is mainly because of the increase of expenses related to professional services.

Loss from operations.

As a result of the factors described above, operating loss was $1,840,716 for the three months ended June 30, 2016, compared to operating loss of $506,310 for the three months ended June 30, 2015, an increase of operating loss of $1,334,406, or approximately 264%. The significant increase is mainly because of the increase of expenses relating to general and administrative expenses.

Other expenses.

We had other expenses totaling $2,156,393 for the three months ended June 30, 2016, compared to other expense totaling $786,549 for the three months ended June 30, 2015. The significant increase in expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015, which was described elsewhere in the Quarterly Report. Our interest income and expenses were $56 and $2,159,276, respectively, for the three months ended June 30, 2016, compared to interest income and expenses of $9 and $786,558, respectively, for the three months ended June 30, 2015. Other income and expenses were $2,827 and $0, respectively, for the three months ended June 30, 2016 and 2015, compared to other income and expenses of $0 and $0, respectively, for the three months ended June 30, 2015.

Income tax.

We received an income tax benefit of $291,997 for the three months ended June 30, 2016, compared to $323,214 for the three months ended June 30, 2015. The slight decrease is mainly due to the decrease of net loss incurred from Wuhan Newport.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended June 30, 2016 was $3,705,112, compared to net loss of $969,645 for the three months ended June 30, 2015, an increase in loss of $2,735,467.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2016 was $8,732,803, compared to a foreign currency gain of $42,895 for the three months ended June 30, 2015, a decrease of $8,775,698. The significant decrease is mainly attributable to the depreciation of RMB against U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.02 per share, for the three months ended June 30, 2016, compared to net loss of $0.01 per share for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	$1,469	$4,286
General and administrative expenses	3,794,731	982,624
Total operating expenses	3,796,200	986,910

Loss from operations	(3,796,200)	(986,910)

Other expenses
Other income	2,827	-
Other expenses	(28)	-
Interest income	132	26
Interest expenses	(4,317,961)	(1,595,846)
Total other expenses	(4,315,030)	(1,595,820)

Loss before income taxes	(8,111,230)	(2,582,730)
Income taxes expense	598,924	645,682
Net loss	$(7,512,306)	$(1,937,048)

Other comprehensive loss
Foreign currency translation adjustments	(6,792,885)	135,412
Comprehensive loss	$(14,305,191)	$(1,801,636)

Loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,267,386	151,000,000

Revenue.

We did not generate any revenue from the sales of real estate property for the six months ended June 30, 2016 and 2015, respectively. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

During the six months ended June 30, 2016 and 2015, our cost of goods sold was $0.

Gross Profit.

Our gross margin was $0 for the three and six months ended June 30, 2016 and 2015.

Selling expenses.

Selling expenses was $1,469 for the six months ended June 30, 2016, compared to $4,286 for the six months ended June 30, 2015, a decrease of $2,817 or 66%. The decrease is primary due to  the decrease of marketing expenses.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $3,794,731 for the six months ended June 30, 2016, compared to $982,624 for the six months ended June 30, 2015, an increase of $2,812,107 or 286%. The significant increase is mainly because of the increase of expenses related to professional services.

Loss from operations.

As a result of the factors described above, operating loss was $3,796,200 for the six months ended June 30, 2016, compared to operating loss of $986,910 for the six months ended June 30, 2015, an increase of operating loss of $2,809,290, or approximately 284%. The significant increase is mainly because of the increase of expenses relating to general and administrative expenses.

Other expenses.

We had other expenses totaling $4,315,030 for the six months ended June 30, 2016, compared to other expense totaling $1,595,820 for the six months ended June 30, 2015. The significant increase in expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015, which was described elsewhere in the Quarterly Report. Our interest income and expenses were $132 and $4,317,961, respectively, for the six months ended June 30, 2016, compared to interest income and expenses of $26 and $1,595,846, respectively, for the six months ended June 30, 2015. Other income and expenses were $2,827 and $28, respectively, for the six months ended June 30, 2016 and 2015, compared to other income and expenses of $0 and $0, respectively, for the six months ended June 30, 2015.

Income tax.

We received an income tax benefit of $598,924 for the six months ended June 30, 2016, compared to $645,682 for the six months ended June 30, 2015. The decrease is primary attributable to the decrease of net loss incurred from Wuhan Newport.

Net loss.

As a result of the factors described above, our net loss from operations for the six months ended June 30, 2016 was $7,512,306, compared to net loss of $1,937,048 for the six months ended June 30, 2015, an increase in loss of $5,575,258.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the six months ended June 30, 2016 was $6,792,885, compared to a foreign currency gain of $135,412 for the six months ended June 30, 2015, a decrease of $6,928,297. The significant decrease is primarily due to the depreciation of RMB against the U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.04 per share for the six months ended June 30, 2016, compared to net loss of $0.01 per share for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six months indicated:

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(1,105,786)	$(2,066,683)
Net Cash Provided by (Used in) Investing Activities	$(1,851)	$-
Net Cash Provided by Financing Activities	$640,151	$2,018,398

We had a balance of cash and cash equivalents of $44,751 as of June 30, 2016. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $1,105,786 for the six months ended June 30, 2016, compared to net cash used in operating activities of $2,066,683 for the six months ended June 30, 2015, a decrease of $960,897. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $2,014,664 cash inflow for six months ended June 30, 2016. In the same period of 2015, share-based compensation expense contributed $0 cash inflow, which led to a decrease of $2,014,664 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $151,892 cash outflow for the six months ended June 30, 2016, compared to changes in real estate properties and land lots under development contributed $594,487 cash outflow in the same period of 2015, which led to a decrease of $442,595 in net cash outflow.

●	Changes in accounts payable provided $48,648 cash inflow for the six months ended June 30, 2016, compared to $nil cash inflow for the six months ended June 30, 2015, which lead to a decrease of $48,648 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $4,332,419 cash inflow for the six months ended June 30, 2016, compared other payables and accrued liabilities contributed $668,821 cash inflow for the six months ended June 30, 2015, which led to a decrease of $3,663,598 in net cash outflow.

●	We have net loss of $7,512,306 for the six months ended June 30, 2016, compared to net loss of $1,937,048 for the six months ended June 30, 2015, which led to an increase of $5,575,258 increase in net cash outflow.

Investing Activities. Net cash used in investing activities was $1,851 for the six months ended June 30, 2016, compared to $0 for the six months ended June 30, 2015, representing an increase of $1,851 in cash outflow. The increase was primarily because of the increase of cash used for purpose of purchasing equipment.

Financing Activities. Net cash provided by financing activities was $640,151 for the six months ended June 30, 2016, compared to net cash of $2,018,398 provided by financing activities for the six months ended June 30, 2015, representing a decrease of $1,378,247 in cash inflow. The decrease was primarily because we had advances of $716,661 from related parties in the six months ended June 30, 2016, compared to $2,181,658 for the six months ended June 30, 2015.

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

Off-Balance Sheet Arrangements

On January 29, 2016, we received an undertaking commitment letter provided by the our majority shareholder who is willing to provide sufficient funding on an as-needed basis. We believe that the financial commitment provided by our majority shareholder could provide our company with sufficient capital resources to meet our capital needs for a reasonable period of time.

Recently Issued Accounting Guidance

As described in Note 2 to the Condensed Consolidated Financial Statements, we not believe recently issued but not yet effective accounting standards from ASU 2016-13, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: August 1, 2016	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer

Dated: August 1, 2016	By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

