Form 10-K/A
period 2015-12-31
Yangtze River Development Ltd
filed 2016-09-09
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 6)

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

Number of the issuer’s common stock outstanding as of September 9, 2016: 172,269,446.

Documents incorporate by reference: None.

TABLE OF CONTENTS

		Page

PART II

Item 8.	Financial Statements and Supplementary Data.	4

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	5

Signatures		6

2

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 6 (the “Amendment No. 6”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 2, 2016 (the “Original 10-K”), which was subsequently amended on February 17, 2016, March 30, 2016, May 17, 2016, June 17, 2016 and July 29, 2016. Company is filing the Amendment No. 6 in response to certain comment provided by the SEC in connection with Company’s registration statement filed on July 29, 2016. This Amendment No. 6 reflects certain changes to Item 8 Financial Statements and Supplementary Data. The caption in the table under Footnote 6 to Company’s financial statements under Item 8 was revised to clearly indicate that the $316,586,422 in land lots undeveloped represents the amount of capital the Company used to acquire the land use rights.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and its subsequent amendments other than to Item 8 and to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K and its subsequent amendments and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

3

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at Pages F-1 through F-19 of this report and which are incorporated herein by reference.

4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 9, 2016

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	September 9, 2016
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	September 9, 2016
Xin Zheng

/s/ James Stuart Coleman	Director	September 9, 2016
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	September 9, 2016
Zhanhuai Cheng

/s/ Yanliang Wu	Director	September 9, 2016
Yanliang Wu

/s/ Yu Zong	Director	September 9, 2016
Yu Zong

/s/ Harvey Leibowitz	Independent Director	September 9, 2016
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	September 9, 2016
Zhixue Liu

/s/ Tongming Wang	Independent Director	September 9, 2016
Tongming Wang

/s/ Romano Tio	Independent Director	September 9, 2016
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	September 9, 2016
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	September 9, 2016
Zhihong Su

6

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

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	December 31,
	2015	2014
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,306,948	$9,830,445
Other development costs	38,982,735	40,385,963

Land lots under development
Costs of land use rights	316,586,422	334,393,764
	$364,876,105	$384,610,172

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

