Form 10-Q
period 2016-09-30
Yangtze River Development Ltd
filed 2016-10-24
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 172,269,446 shares of common stock, $0.0001 per share, outstanding at October 24, 2016.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YERR,” “we,” “us,” and “our” refers to the combined business of Yangtze River Development Limited, a corporate formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary Ricofeliz Capital (HK) Ltd (“Ricofliz Capital”), a company formed under the laws of Hong Kong, Ricofelix Capital’s wholly-owned subsidiary, and Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China”).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Yangtze River Development Limited (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Yangtze River Development Limited

September 30, 2016 and 2015

Index to the Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Loss	3
Condensed Consolidated Statements of Changes in Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 – 19

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$53,559	$512,569
Other assets and receivables	4,246,107	6,259,865
Real estate property completed	30,721,419	31,566,156
Real estate properties and land lots under development	355,315,562	364,876,105
Property and equipment, net	107,557	157,499
Deferred tax assets	4,390,429	3,614,419
Total Assets	$394,834,633	$406,986,613

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,371,544	$5,526,610
Due to related parties	32,431,189	32,045,112
Other taxes payable	38,980	13,350
Other payables and accrued liabilities	7,010,317	560,830
Real estate property refund and compensation payable	25,668,811	25,274,753
Convertible note	75,000,000	75,000,000
Loans payable	43,237,084	44,502,981
Total Liabilities	$188,757,925	$182,923,636

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,269,446 and 172,254,446 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	17,227	17,225
Additional paid-in capital	242,696,445	242,622,947
Accumulated losses	(26,409,392)	(16,263,010)
Accumulated other comprehensive loss	(10,227,572)	(2,314,185)
Total Equity	$206,076,708	$224,062,977
Total Liabilities and Equity	$394,834,633	$406,986,613

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the nine months ended September 30,		For the three months ended September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	1,459	8,006	-	3,720
General and administrative expenses	4,558,102	1,470,700	763,361	488,076
Total operating expenses	4,559,561	1,478,706	763,361	491,796

Loss from operations	(4,559,561)	(1,478,706)	(763,361)	(491,796)

Other expenses
Other income	2,827	-	-	-
Other expenses	(28)	(3,110)	-	(3,110)
Interest income	174	33	42	7
Interest expenses	(6,474,519)	(2,326,475)	(2,156,558)	(730,629)
Total other expenses	(6,471,546)	(2,329,552)	(2,156,516)	(733,732)

Loss before income taxes	(11,031,107)	(3,808,258)	(2,919,877)	(1,225,528)
Income taxes expense	884,725	952,064	285,801	306,382
Net loss	$(10,146,382)	$(2,856,194)	$(2,634,076)	$(919,146)

Other comprehensive loss
Foreign currency translation adjustments	(7,913,387)	(682,081)	(1,120,502)	(817,493)
Comprehensive loss	$(18,059,769)	$(3,538,275)	$(3,754,578)	$(1,736,639)

Loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,268,077	151,000,000	172,268,077	151,000,000

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other comprehensive
	Number of		paid-in	Accumulated	(loss)
	shares	Amount	capital	losses	income	Total

Balance as of January 1, 2015	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Extinguishment of debt with a former officer	-	-	11,687,098	-	-	11,687,098
Net loss	-	-	-	(6,381,862)	-	(6,381,862)
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Net loss	-	-	-	(10,146,382)	-	(10,146,382)
Foreign currency translation adjustment	-	-	-	-	(7,913,387)	(7,913,387)
Balance as of September 30, 2016 (Unaudited)	172,269,446	$17,227	$242,696,445	$(26,409,392)	$(10,227,572)	$206,076,708

See notes to unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed Consolidated Statements of Cash Flows

	(Unaudited) For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(10,146,382)	$(2,856,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	48,450	61,675
Deferred tax benefit	(884,725)	(952,064)
Share-based compensation expense	2,014,664	-
Changes in operating assets and liabilities:
Other assets and receivables	-	72,151
Real estate property completed	-	(314,959)
Real estate properties and land lots under development	(206,640)	(702,362)
Accounts payable	(7,376)	-
Other taxes payable	26,343	(28,077)
Other payables and accrued liabilities	6,486,134	94,571
Real estate property refund and compensation payables	1,085,137	1,145,440
Net Cash Used In Operating Activities	(1,584,395)	(3,479,819)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,851)	-
Net Cash Used In Investing Activities	(1,851)	-

Cash Flows from Financing Activities:
Advances from related parties	1,203,672	3,587,869
Repayment of financial institution loans	(75,990)	(161,983)
Net Cash Provided By Financing Activities	1,127,682	3,425,886

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(446)	(318)

Net Decrease In Cash and Cash Equivalents	(459,010)	(54,251)
Cash and Cash Equivalents at Beginning of Period	512,569	56,366
Cash and Cash Equivalents at End of Period	$53,559	$2,115

Supplemental Cash Flow Information:
Cash paid for interest expenses	$-	$2,326,475
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transaction:
Forgiveness of loans from an owner	$-	$285,413,074

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

2.5 Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, “Impairment or Disposal of Long-Lived Assets”(ASC 360- 10) issued by the Financial Accounting Standards Board (“FASB”). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016 and 2015, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.6702	6.4917

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015

Items in the statements of operations and comprehensive income, and statement of cash flows	6.5798	6.1735	6.6667	6.3031

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

The Company has not generated any revenue from the sales of real estate property for the nine months and three months ended September 30, 2016 and 2015.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months ended September 30, 2016 and 2015, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the nine months ended September 30, 2016 and 2015, the Company recorded advertising expenses of $1,459 and $nil, respectively. For the three months ended September 30, 2016 and 2015, the company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2016 and 2015, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-15, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

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

(b) Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

4. OTHER assets and receivables

Other assets and receivables as of September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016	December 31, 2015
	(Unaudited)
Deposits	$825	$847
Prepaid consulting and legal fees	-	1,941,163
Underwriting commission and rental deposit	1,606,000	1,606,000
Excessive business tax and related urban construction and education surcharge	1,680,207	1,726,408
Excessive land appreciation tax	959,075	985,447
	$4,246,107	$6,259,865

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	September 30, 2016	December 31, 2015
	(Unaudited)
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,510,480	$7,716,994
Other development costs	23,210,939	23,849,162
	$30,721,419	$31,566,156

As of September 30, 2016, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of September 30, 2016, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,057,886	$9,306,948
Other development costs	38,143,366	38,982,735

Land lots under development Costs of land use rights	308,114,310	316,586,422
	$355,315,562	$364,876,105

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of September 30, 2016, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $176,435,688, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at September 30, 2016. (See Note 10).

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	September 30, 2016	December 31, 2015
		(Unaudited)
Fixture, furniture and office equipment	5	$63,860	$63,474
Vehicles	5	514,283	528,424
Less: accumulated depreciation		(470,586)	(434,399)
Property and equipment, net		$107,557	$157,499

Depreciation expense totaled $48,450 and $61,675 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, the company recorded depreciation expenses of $14,533 and $21,151, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016	December 31, 2015
	(Unaudited)
Salaries payable	$189,946	$182,716
Business tax and related urban construction and education surcharge	11,939	12,947
Deposits from contractors	163,413	167,907
Convertible bond interest payable	4,697,260	197,260
Interest payable	1,947,759	-
	$7,010,317	$560,830

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the nine months ended September 30, 2016 and 2015, the Company incurred $1,085,137 and $1,156,554 compensation expenses which were included in general and administrative expenses.

As at September 30, 2016, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	September 30, 2016	December 31, 2015
	(Unaudited)
Property sales deposits	$19,613,351	$20,152,652
Compensation	6,055,460	5,122,101
	$25,668,811	$25,274,753

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. Loans payable

Bank name	Weighted average interest rate	Term	September 30, 2016	December 31, 2015
			(Unaudited)
China Construction Bank	Fixed annual rate of 5.936%	From May 30, 2014 to May 29, 2020	$43,237,084	$44,502,981
			$43,237,084	$44,502,981

Interest expenses incurred on loans payable for the nine months ended September 30, 2016 and 2015 was $1,974,519 and $2,326,475, respectively.

Land use right with net book value of $176,435,688, including in real estate held for development and land lots under development were pledged as collateral for the loan as at September 30, 2016.

The aggregate maturities of loans payable of each of years subsequent to September 30, 2016 are as follows:

(Unaudited)
2016	$74,960
2017	10,494,438
2018	10,494,438
2019	11,993,643
2020	10,179,605
$43,237,084

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

The interest expense for the convertible note included in the condensed consolidated statements of operations is $4,500,000 and $nil for the nine months ended September 30, 2016 and 2015. Note issuance costs are immaterial.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $103,505 and $24,503 for the nine months ended September 30, 2016 and 2015, respectively.

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

Income tax expenses for the nine months and three months ended September 30, 2016 and 2015 are summarized as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Deferred tax benefit	$884,725	$952,064	$285,801	$306,382
	$884,725	$952,064	$285,801	$306,382

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$2,757,777	$952,064
Valuation allowance	(1,873,052)	-
	$884,725	$952,064

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are presented below.

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$357,376	$303,237
Excess of interest expenses	1,848,095	1,398,582
Accrued expenses	2,184,958	1,912,600
	$4,390,429	$3,614,419

The Company had net operating losses carry forward of $1,410,129 as of September 30, 2016 which will expire on various dates between December 31, 2018 and 2019.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. loss per share

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(10,146,382)	$(2,856,194)	$(2,634,076)	$(919,146)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	172,268,077	151,000,000	172,268,077	151,000,000

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.02)	$(0.01)

7,950,411 common shares resulting from the assumed conversion of 8% Convertible Note (note 11) were excluded from the calculation of diluted loss per share for the nine months and three months ended September 30, 2016 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”)	Former shareholder (Mr Wang Geng) of Wuhan Newport
Wuhan Renhe Real Estate Co., Ltd. (“Renhe RE”)	Mr. Wang Geng, the director of the Company, holds 100% of Renhe RE
Best Future Investment LLC.	Mr. James Coleman, the executive director of the company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director

15.2 Related party balances and transactions

Amount due to Wuhan Renhe were $28,050,884 and $28,822,089 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity.

A summary of changes in the amount due to Wuhan Renhe is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$28,822,089	$322,388,060
Advances from the related party	-	28,463,394
Forgiveness of loan	-	(285,413,074)
Exchange difference adjustment	(771,205)	(36,616,291)
At end of period	$28,050,884	$28,822,089

Amount due to Renhe RE were $649,905 and $667,776 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of changes in the amount due to Renhe RE is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$667,776	$-
Advances from the related party	-	667,776
Exchange difference adjustment	(17,871)	-
At end of period	$649,905	$667,776

Amount due to Best Future Investment were $46 and $nil as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Best Future Investment is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$-	$-
Repayment to the related party	(4,394)	-
Advances from the related party	4,440	-
At end of period	$46	$-

Amount due to Mr Zhao Weibin were $123,130 and $126,516 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$126,516	$126,516
Exchange difference adjustment	(3,386)	-
At end of period	$123,130	$126,516

Amount due to Mr Liu Xiangyao were $3,607,224 and $2,428,731 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period	$2,428,731	$-
Advances from the director	1,193,956	2,428,731
Exchange difference adjustment	(15,463)	-
At end of period	$3,607,224	$2,428,731

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

Total compensation expenses recognized in the general and administrative expenses of the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 was $2,014,663 and $nil respectively. For the three months ended September 30, 2016 and 2015, the company recorded compensation expenses of $nil and $nil, respectively.

17. Concentration of Credit Risks

As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of September 30, 2016 and December 31, 2015.

18. Commitments and Contingencies

Operating lease commitments

For the nine months ended September 30, 2016 and 2015, rental expenses under operating leases were $54,000 and $nil, respectively.

The future obligations for operating leases of each of years subsequent to September 30, 2016 are as follows:

(Unaudited)
2017	$39,000
2018	-
Total minimum payment required	$39,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of September 30, 2016.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $287,214,468 as of September 30, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

20. SUBSEQUENT EVENT

The management evaluated all events subsequent to the balance sheet date through the date the condensed consolidated financial statements were available to be issued. Except for the followings, there are no significant matters to make material adjustments or disclosure in the condensed consolidated financial statements.

Armada Transaction

On October 3, 2016, Company entered into a Contribution, Conveyance and Assumption Agreement (the “Agreement”) and an Addendum to the Agreement (collectively with the Agreement, the “Armada Agreement”) with Armada Enterprises GP, LLC, a Delaware limited liability company (“Armada GP”) to (i) complete certain share exchange and (ii) procure $1,000,000,000 in financing for the construction of the Logistics Center.

Entity Conversion. Pursuant to the Armada Agreement, Armada GP will become the general partner of its current controlling entity, Bim Homes, Inc. (“Bim Homes”), upon Bim Homes’ conversion into Armada Enterprises LP (the “Armada LP”) via a statutory conversion under Delaware law. Meanwhile Armada GP will contribute its ownership in Wight International Construction LLC, an entity affiliated with Armada GP (“Wight”) in exchange for interests in Armada LP.

Share Exchange. Pursuant to the Armada Agreement, the Company agreed to issue to Wight a convertible promissory note in the amount of $500 million USD (the “Note”) that may be convertible into 50,000,000 shares of Company’s Common Stock. The Company also agreed to contribute 60 million shares of the Common Stock at $8.33 per share, 50 million of which will be issued to Wight upon closing (the “Contribution Shares”) and the remaining 10,000,000 will be reserved with Company’s transfer agent (the “Reserve Shares”) and may be issued subject to Armada GP’s fulfillment of its obligation of procuring $1,000,000,000 in construction financing for the Logistics Center to be provided over a 3-year period. The 10 million shares shall be otherwise become Company’s treasury shares upon Armada GP’s default on such obligation.

Consideration. In consideration of Company’s Note, Contribution Shares and Reserve Shares, Wight agreed to issue the Company 100 million membership units in Wight valued at a minimum of $10 per unit for an aggregate value of $1 billion, which would be converted to limited partnership units in Armada LP, upon Armada GP’s contribution of its interest in Wight to Armada LP. Armada shall also pay the Company a non-refundable $2 million USD (the “Cash Investment”) by selling at least $12 million USD worth of the warrants issued by Bim Homes. The Cash Investment will be held by the Company in escrow as a break-up fee in the event that Armada GP does not obtain financing in the amount of at least $50 million USD for the Company (the “Break-up Fee”). The Break-up Fee shall become a working capital fund for the Company if Armada GP obtains such financing.

Financing. Pursuant to the Armada Agreement, the Company also agreed to engage Wight as its construction firm for construction of the Logistics Center, subject to compliance with the applicable PRC laws. Wight will procure up to $1,000,000,000 in construction financing for the completion of our Wuhan Project at approximately $200 million USD of new financing per year for five years. Upon closing, Wight will provide us with proof of credit facilities of at least $500,000,000, which includes an allocation of $50 million USD in the form of debt security to help the Company to meet NASDAQ listing qualifications.

Closing Conditions. Closing shall occur upon (i) all parties’ representations and warranties are true and correct and (ii) the parties’ execution of a Memorandum Of Understanding outlining the material terms of the construction agreement by and between the Company and Armada GP or its affiliates.

Termination. Termination of the Armada Agreement may occur by (i) mutual written consent; (ii) by either party if the closing has not occurred within 60 days provided the terminating party is not in breach; and/or (iii) by either party if the other party materially breached any of its covenants or representations provided however that the breaching party will first have 30 days to cure.

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

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited, a British Virgin Islands company, which holds 100% capital stock of Ricofeliz Capital (HK) Ltd., a Hong Kong company that holds 100% capital stock of Wuhan Yangtze River Newport Logistics Co., Ltd., a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China’s latest “One Belt One Road” initiative and is believed to be strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, a crucial trading window among China, the Middle East and Europe. To be fully developed upon completion, within the logistics center, there will be six operating zones: including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the anticipated Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

Our Logistics Center is an extensive complex located in Wuhan, the capital of Hubei Province of China, a major transportation hub city with access to numerous railways, roads and expressways passing through the city and connecting to major cities in China, as well as other international centers of commerce and business.

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in three phases in three years and reach its target maximum annual profit by the end of 2021 The following table illustrates the timeframe of our investment and construction progress.

Time	Phase of Investment/Construction	Percentage of Total Anticipated Investment/Construction*	Production Capacity**
1st Year (2017)	1st Phase	40%	30%
2nd Year (2018)	2nd Phase	70%	40%
3rd Year (2019)	3rd Phase	100%	60%
4th Year (2020)	Completed	100%	75%
5th Year (2021)	Completed	100%	100%

*	The percentage of construction in a certain phase reflects exactly the contribution of the investment in that certain phase. For example, contribution of 40% of the total investment in phase 1 will lead to construction of 40% of total value of the Wuhan Project.
**	The percentage of Production Capacity shows the fraction of the target maximum annual profit to be earned under the full operation of the Wuhan Project. The Company plan to reach its target maximum annual profit by the end of 2021.

The Logistics Center is located within the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wu Iron and Steel, China’s first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezers areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

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

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is amongst the third group of China’s Pilot Free Trade Zone (FTZ) applicants to submit FTZ applications to the State Council. As of the date of this Report, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed. However, we can provide no assurance at this point that the FTZ application will in fact be approved.

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

Recent Development

Armada Financing

On October 3, 2016, Company entered into a Contribution, Conveyance and Assumption Agreement (the “Agreement”) and an Addendum to the Agreement (collectively with the Agreement, the “Armada Agreement”) with Armada Enterprises GP, LLC, a Delaware limited liability company (“Armada GP”) to (i) complete certain share exchange and (ii) procure $1,000,000,000 in financing for the construction of the Logistics Center.

Entity Conversion. Pursuant to the Armada Agreement, Armada GP will become the general partner of its current controlling entity, Bim Homes, Inc. (“Bim Homes”), upon Bim Homes’ conversion into Armada Enterprises LP (the “Armada LP”) via a statutory conversion under Delaware law. Meanwhile Armada GP will contribute its ownership in Wight International Construction LLC, an entity affiliated with Armada GP (“Wight”) in exchange for interests in Armada LP.

Share Exchange. Pursuant to the Armada Agreement, the Company agreed to issue to Wight a convertible promissory note in the amount of $500 million USD (the “Note”) that may be convertible into 50,000,000 shares of Company’s Common Stock. The Company also agreed to contribute 60 million shares of the Common Stock at $8.33 per share, 50 million of which will be issued to Wight upon closing (the “Contribution Shares”) and the remaining 10,000,000 will be reserved with Company’s transfer agent (the “Reserve Shares”) and may be issued subject to Armada GP’s fulfillment of its obligation of procuring $1,000,000,000 in construction financing for the Logistics Center to be provided over a 3-year period. The 10 million shares shall be otherwise become Company’s treasury shares upon Armada GP’s default on such obligation.

Consideration. In consideration of Company’s Note, Contribution Shares and Reserve Shares, Wight agreed to issue the Company 100 million membership units in Wight valued at a minimum of $10 per unit for an aggregate value of $1 billion, which would be converted to limited partnership units in Armada LP, upon Armada GP’s contribution of its interest in Wight to Armada LP. Armada shall also pay the Company a non-refundable $2 million USD (the “Cash Investment”) by selling at least $12 million USD worth of the warrants issued by Bim Homes. The Cash Investment will be held by the Company in escrow as a break-up fee in the event that Armada GP does not obtain financing in the amount of at least $50 million USD for the Company (the “Break-up Fee”). The Break-up Fee shall become a working capital fund for the Company if Armada GP obtains such financing.

Financing. Pursuant to the Armada Agreement, the Company also agreed to engage Wight as its construction firm for construction of the Logistics Center, subject to compliance with the applicable PRC laws. Wight will procure up to $1,000,000,000 in construction financing for the completion of our Wuhan Project at approximately $200 million USD of new financing per year for five years. Upon closing, Wight will provide us with proof of credit facilities of at least $500,000,000, which includes an allocation of $50 million USD in the form of debt security to help the Company to meet NASDAQ listing qualifications.

Closing Conditions. Closing shall occur upon (i) all parties’ representations and warranties are true and correct and (ii) the parties’ execution of a Memorandum Of Understanding outlining the material terms of the construction agreement by and between the Company, Wight and Armada GP or its affiliates.

Termination. Termination of the Armada Agreement may occur by (i) mutual written consent; (ii) by either party if the closing has not occurred within 60 days provided the terminating party is not in breach; and/or (iii) by either party if the other party materially breached any of its covenants or representations provided however that the breaching party will first have 30 days to cure.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months and three months ended September 30, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months ended September 30
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	$-	$3,720
General and administrative expenses	763,361	488,076
Total operating expenses	763,361	491,796

Loss from operations	(763,361)	(491,796)

Other expenses
Other income	-	-
Other expenses	-	(3,110)
Interest income	42	7
Interest expenses	(2,156,558)	(730,629)
Total other expenses	(2,156,516)	(733,732)

Loss before income taxes	(2,919,877)	(1,225,528)
Income taxes expense	285,801	306,382
Net loss	$(2,634,076)	$(919,146)

Other comprehensive loss
Foreign currency translation adjustments	(1,120,502)	(817,493)
Comprehensive loss	$(3,754,578)	$(1,736,639)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	172,268,077	151,000,000

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended September 30, 2016 and 2015. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

For the three months ended September 30, 2016 and 2015, our cost of goods sold was $0, respectively.

Gross Profit.

Our gross margin was $0 for the three months ended September 30, 2016 and 2015, respectively.

Selling expenses.

No selling expenses occurred for the three months ended September 30, 2016, compared to $3,720 for the three months ended September 30, 2015, a decrease of $3,720. The decrease is primarily due to the decrease of marketing expenses.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $763,361 for the three months ended September 30, 2016, compared to $488,076 for the three months ended September 30, 2015, an increase of $275,285 or 56%. The significant increase is mainly because of the increase of expenses relating to professional services.

Loss from operations.

As a result of the factors described above, operating loss was $763,361 for the three months ended September 30, 2016, compared to operating loss of $491,796 for the three months ended September 30, 2015, an increase of operating loss of $271,565, or approximately 55%. The significant increase is mainly because of the increase of expenses relating to general and administrative expenses.

Other expenses.

We had other expenses totaling $2,156,516 for the three months ended September 30, 2016, compared to other expense totaling $733,732 for the three months ended September 30, 2015. The significant increase in expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015, which was described elsewhere in the Quarterly Report. Our interest income and expenses were $42 and $2,156,558, respectively, for the three months ended September 30, 2016, compared to interest income and expenses of $7 and $730,629, respectively, for the three months ended September 30, 2015. No other income and expenses occurred for the three months ended September 30, 2016, compared to other income and expenses of $0 and $3,110, respectively, for the three months ended September 30, 2015.

Income tax.

We received an income tax benefit of $285,801 for the three months ended September 30, 2016, compared to $306,382 for the three months ended September 30, 2015. The slight decrease is mainly due to the decrease of net loss incurred from Wuhan Newport.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended September 30, 2016 was $2,634,076, compared to net loss of $919,146 for the three months ended September 30, 2015, an increase in loss of $1,714,930.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended September 30, 2016 was $1,120,502, compared to a foreign currency translation loss of $817,493 for the three months ended September 30, 2015, an increase of $303,009. The significant decrease is mainly attributable to the depreciation of RMB against U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.02 per share, for the three months ended September 30, 2016, compared to net loss of $0.01 per share for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	$1,459	$8,006
General and administrative expenses	4,558,102	1,470,700
Total operating expenses	4,559,561	1,478,706

Loss from operations	(4,559,561)	(1,478,706)

Other expenses
Other income	2,827	-
Other expenses	(28)	3,110
Interest income	174	33
Interest expenses	(6,474,519)	(2,326,475)
Total other expenses	(6,471,546)	(2,329,552)

Loss before income taxes	(11,031,107)	(3,808,258)
Income taxes expense	884,725	952,064
Net loss	$(10,146,382)	$(2,856,194)

Other comprehensive loss
Foreign currency translation adjustments	(7,913,387)	(682,081)
Comprehensive loss	$(18,059,769)	$(3,538,275)

Loss per share - basic and diluted	$(0.06)	$(0.02)

Weighted average shares outstanding - basic and diluted	172,268,077	151,000,000

Revenue.

We did not generate any revenue from the sales of real estate property for the nine months ended September 30, 2016 and 2015, respectively. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

During the nine months ended September 30, 2016 and 2015, our cost of goods sold was $0.

Gross Profit.

Our gross margin was $0 for the nine months ended September 30, 2016 and 2015, respectively.

Selling expenses.

Selling expenses was $1,459 for the nine months ended September 30, 2016, compared to $8,006 for the nine months ended September 30, 2015, a decrease of $6,547. The decrease is primary due to the decrease of marketing expenses.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $4,558,102 for the nine months ended September 30, 2016, compared to $1,470,700 for the nine months ended September 30, 2015, an increase of $3,087,402 or 209%. The significant increase is mainly because of the increase of expenses related to professional services.

Loss from operations.

As a result of the factors described above, operating loss was $4,559,561 for the nine months ended September 30, 2016, compared to operating loss of $1,478,706 for the nine months ended September 30, 2015, an increase of operating loss of $3,080,855, or approximately 208%. The significant increase is mainly because of the increase of expenses relating to general and administrative expenses.

Other expenses.

We had other expenses totaling $6,471,546 for the nine months ended September 30, 2016, compared to other expense totaling $2,329,552 for the nine months ended September 30, 2015. The significant increase in expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015, which was described elsewhere in the Quarterly Report. Our interest income and expenses were $174 and $6,474,519, respectively, for the nine months ended September 30, 2016, compared to interest income and expenses of $33 and $2,326,475, respectively, for the nine months ended September 30, 2015. Other income and expenses were $2,827 and $28, respectively, for the nine months ended September 30, 2016, compared to other income and expenses of $0 and $3,110, respectively, for the nine months ended September 30, 2015.

Income tax.

We received an income tax benefit of $884,725 for the nine months ended September 30, 2016, compared to $952,064 for the nine months ended September 30, 2015. The decrease is primary attributable to the decrease of net loss incurred from Wuhan Newport.

Net loss.

As a result of the factors described above, our net loss from operations for the nine months ended September 30, 2016 was $10,146,382, compared to net loss of $2,856,194 for the nine months ended September 30, 2015, an increase in loss of $7,290,188.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the nine months ended September 30, 2016 was $7,913,387, compared to a foreign currency translation loss of $682,081 for the nine months ended September 30, 2015, an increase of $7,231,306. The significant decrease is primarily due to the depreciation of RMB against the U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.06 per share for the nine months ended September 30, 2016, compared to net loss of $0.02 per share for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine months indicated:

	Nine Months Ended September 30,
	2016	2015
Net Cash Used in Operating Activities	$(1,584,395)	$(3,479,819)
Net Cash Used in Investing Activities	$(1,851)	$-
Net Cash Provided by Financing Activities	$1,127,682	$3,425,886

We had a balance of cash and cash equivalents of $53,559 as of September 30, 2016. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $1,584,395 for the nine months ended September 30, 2016, compared to net cash used in operating activities of $3,479,819 for the nine months ended September 30, 2015, a decrease of $1,895,424. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $2,014,664 cash inflow for nine months ended September 30, 2016. In the same period of 2015, share-based compensation expense contributed $0 cash inflow, which led to a decrease of $2,014,664 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $206,640 cash outflow for the nine months ended September 30, 2016, compared to changes in real estate properties and land lots under development contributed $702,362 cash outflow in the same period of 2015, which led to a decrease of $495,722 in net cash outflow.

●	Changes in accounts payable provided $7,376 cash outflow for the nine months ended September 30, 2016, compared to $nil cash outflow for the nine months ended September 30, 2015, which lead to an increase of $7,376 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $6,486,134 cash inflow for the nine months ended September 30, 2016, compared other payables and accrued liabilities contributed $94,571 cash inflow for the nine months ended September 30, 2015, which led to a decrease of $6,391,563 in net cash outflow.

●	We have net loss of $10,146,382 for the nine months ended September 30, 2016, compared to net loss of $2,856,194 for the nine months ended September 30, 2015, which led to an increase of $7,290,188 in net cash outflow.

Investing Activities. Net cash used in investing activities was $1,851 for the nine months ended September 30, 2016, compared to $0 for the nine months ended September 30, 2015, representing an increase of $1,851 in cash outflow. The increase was primarily because of the increase of cash used for purpose of purchasing equipment.

Financing Activities. Net cash provided by financing activities was $1,127,682 for the nine months ended September 30, 2016, compared to net cash of $3,425,886 provided by financing activities for the nine months ended September 30, 2015, representing a decrease of $2,298,204 in cash inflow. The decrease was primarily because we had advances of $1,203,672 from related parties in the nine months ended September 30, 2016, compared to $3,587,869 for the nine months ended September 30, 2015.

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

Recently Issued Accounting Guidance

As described in Note 2 to the Condensed Consolidated Financial Statements, we not believe recently issued but not yet effective accounting standards from ASU 2016-15, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Contribution, Conveyance and Assumption Agreement Dated October 3, 2016 By and Between the Company and Armada Enterprises GP and Wight International Construction, LLC.
10.2	Addendum to Contribution, Conveyance and Assumption Agreement Dated October 3, 2016 By and Between the Company and Armada Enterprises GP and Wight International Construction, LLC.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: October 24, 2016	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer

Dated: October 24, 2016	By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

