Form 10-Q/A
period 2016-09-30
Yangtze River Development Ltd
filed 2016-11-29
CIK 1487843

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Yangtze River Development Limited for the period ended September 30, 2016 filed on October 24, 2016 (the “Form 10-Q”) for the sole purpose of amending the Subsequent Event section in the financial statements under Part I, Item 1 of the 10-Q. The Subsequent Event section was revised to further clearly state the terms and financial impact of the Contribution Agreement we entered on October 3, 2016 with Armada Enterprises GP, LLC. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Yangtze River Development Limited (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q/A No.1:

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

Share Exchange. Pursuant to the Armada Agreement, the Company agreed to issue to Wight a convertible promissory note in the amount of $500 million USD (the “Note”) that may be convertible into 50,000,000 shares of Company’s Common Stock at a conversion price at $10 per share (“Conversion Price”) at the sole election of Wight. The Company also agreed to contribute 60 million shares of the Common Stock at $8.33 per share, 50 million of which will be issued to Wight upon closing (the “Contribution Shares”) and the remaining 10,000,000 will be reserved with Company’s transfer agent (the “Reserve Shares”) and may be issued subject to Armada GP’s fulfillment of its obligation of procuring $1,000,000,000 in construction financing for the Logistics Center to be provided over a 3-year period. The 10 million shares shall be otherwise become Company’s treasury shares upon Armada GP’s default on such obligation.

Consideration. In consideration of Company’s Note, Contribution Shares and Reserve Shares, Wight agreed to issue the Company 100 million preferred B membership units in Wight (“Preferred B Units”) valued at a minimum of $10 per unit for an aggregate value of $1 billion, which would be converted to limited partnership units in Armada LP (“LP Units”), upon Armada GP’s contribution of its interest in Wight to Armada LP. Armada shall also pay the Company a non-refundable $2 million USD (the “Cash Investment”) by selling at least $12 million USD worth of the warrants issued by Bim Homes. The Cash Investment will be held by the Company in escrow as a break-up fee in the event that Armada GP does not obtain financing in the amount of at least $50 million USD for the Company (the “Break-up Fee”). The Break-up Fee shall become a working capital fund for the Company if Armada GP obtains such financing.

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

Wight will seek financing of $200 million each year for five years and will use its discretionary funds from its own financing. Wight anticipates closing as soon as January 2017 for the first year of construction to be applied in manner to be determined upon satisfaction of its due diligence and site visit on the Company’s Wuhan project. Wight, as the developer, will undertake and procure the financing on customary terms and conditions associated with construction financing. Wight plans to obtain the rest $800 million through various financial institutions in the form of construction loans. The obligor shall be determined upon how such loans will be constructed.

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

The Company will not receive any cash at closing of the Armada Transaction. On October 3, 2016, Armada Enterprises GP and its affiliate, Wight International Construction, LLC were engaged to assist the Company in acquiring construction financing up to $1 billion over a five year period. There is no guarantee that the Company and its advisors will be successful in securing financing.

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

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: November 29, 2016	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer

Dated: November 29, 2016	By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

