Form 10-K
period 2016-12-31
Yangtze River Development Ltd
filed 2017-03-10
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (646) 861-3315

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

Accelerated filer	☒	Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $409,477,453.

Number of the issuer’s common stock outstanding as of March 8, 2017: 172,269,446.

Documents incorporate by reference: None.

EXPLANATORY NOTE

The Company’s filing status has changed from a “smaller reporting company” to an “accelerated filer” for the period ended December 31, 2016 as the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of our most recently completed second fiscal quarter exceeded $75,000,000. Therefore, the Company will provide the information that references this explanatory note in our next 10-K filing for fiscal year ended December 31, 2017.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YERR,” “we,” “us,” and “our”  refers to the combined business of Yangtze River Development Limited, a corporate formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary Ricofeliz Capital (HK) Ltd (“Ricofliz Capital”), a company formed under the laws of Hong Kong, and Ricofeliz Capital’s wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China”).

PART I

Item 1. Business.

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind, which operates through its wholly-owned subsidiary Ricofeliz Capital, which operates through its wholly-owned subsidiary Wuhan Newport, a wholly foreign-owned enterprise that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the anticipated "Pilot Free Trade Zone" of the Wuhan Port, a crucial trading window among China, the Middle East and Europe. To be fully developed upon completion, within the logistics center, there will be six operating zones: port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The Logistics Center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses direct access to the anticipated Pilot Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, and IT supporting services, among others.

Income generated from the use of the warehouses, cargo loading and unloading, railway and highway transportation and logistics services and other logistics supporting services is expected to be the main source of our expected income. It is also expected that income from real estate sales and leasing would be a relatively minor portion of our expected income since we are planning to sell or lease only a small portion of our real estate properties such as office spaces. We plan to use the major area of our real estate properties for the development of our Logistics Center, from which our main source of expected income can be derived. Theses income includes but not limited to the service fees we charge for our clients’ usage of warehouses, online information platform, ship berths, cold-chain storages, cargo handling, shipment loading and unloading.

Wuhan Yangtze River Newport Logistics Center

The Wuhan Yangtze River Newport Logistics Center (the “Logistics Center”), is an extensive complex located in Wuhan, the capital of the Hubei Province of China, a major transportation hub city with access to numerous railways, roads and expressways passing through the city and connecting to major cities in China, as well as other international centers of commerce and business.

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in three phases in three years and reach its target maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation per our business plan. The following table illustrates the timeframe of our investment and construction progress.

Time	Phase of Investment/Construction	Percentage of Total Anticipated Investment/ Construction (1)	Production Capacity (2)
1st Year (2017)	1st Phase	40%	30%
2nd Year (2018)	2nd Phase	70%	40%
3rd Year (2019)	3rd Phase	100%	60%
4th Year (2020)	Completed	100%	75%
5th Year (2021)	Completed	100%	100%

(1)

The percentage of construction in a certain phase reflects the anticipated contribution of the investment in such particular phase. For example, contribution of 40% of the total investment in Phase 1 will lead to construction of 40% of total value of the Logistics Center.

(2)	The percentage of Production Capacity shows the fraction of the target maximum annual profit to be earned under the full operation of the Wuhan Project. We target to reach its maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation according to our business plan.

The Logistics Center is located within the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wuhan Iron and Steel, China's first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezer areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

Within the Logistics Center, functional areas will be divided into six operating zones: a port operation area, a warehouse and distribution area, a cold chain supply logistics area, a rail cargo loading area, an exhibition area and a business related area. The Logistics Center will also be complemented with container storage areas, multi-functional areas, general storage areas, a multi-functional warehouse and infrastructural development, including new roads, gas stations, parking areas, gas and water pipes, electricity lines and all other facilities and equipment to operate the Logistics Center.

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, the Yangluo development area is amongst the third group of China’s Pilot Free Trade Zone (FTZ) applicants to submit FTZ applications to the State Council. As of the date hereof, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Corporations within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

Wuhan Newport has signed a twenty-year lease agreement, the maximum number of years permitted by the applicable PRC laws, and with rights to renew at its sole discretion effective April 27, 2015, to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to be comprised of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses, once constructed, will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

Logistics Center Highlights:

●	The shipping center will be implemented under China’s latest “One Belt, One Road” initiative to promote the "Yangtze River Economic Belt";

●	Wuhan Newport is part of the Yangluo port, which is part of the area that is currently seeking approval for status as a "Free-Trade Zone";

●	Wuhan Newport is part of the "Yangluo Comprehensive Bonded Zone", which allows the enterprises in the zone to receive certain favorable tax treatments such as export tax rebates and less or free of value-added tax and consumption tax;

The “One Belt, One Road” Initiative.

According to the Vision and Actions on Jointly Building Belt and Road issued by the National Development and Reform Commission, Ministry of Foreign Affairs, and Ministry of Commerce of the People's Republic of China, with State Council authorization in March 2015, "One Belt, One Road" (the “Initiative”) is a infrastructural development concept initiated by the leaders of the Chinese government in 2013. It refers to the New Silk Road Economic Belt, which will link China with Europe through Central and Western Asia, and the 21st Century Maritime Silk Road, which will connect China with Southeast Asian countries, Africa and Europe through the Pacific and Indian Ocean. Neither the belt, nor the road, follow a designated route, but serve as a conceptual roadmap for China’s plan to expand its presence commercially to the regions outside of the country and strengthen its economic relationships with the nations in these regions.

The “Belt” and the “Road” run through the continents of Asia, Europe and Africa, connecting the vibrant East Asian economic circle on one end and developed European economic circle on the other, and encompassing countries with huge potential for economic development. The Silk Road Economic Belt focuses on bringing together China, Central Asia, Russia and Europe (the Baltic), linking China with the Persian Gulf and the Mediterranean Sea through Central Asia and West Asia, and connecting China with Southeast Asia, South Asia and the countries along the Indian Ocean. The 21st-Century Maritime Silk Road is designed to go from China's coast to Europe through the South China Sea and the Indian Ocean in one route, and from China's coast through the South China Sea to the South Pacific in the other.

On land, the Initiative is expected to focus on jointly building a new Eurasian Land Bridge and developing China-Mongolia-Russia, China-Central Asia-West Asia and China-Indochina Peninsula economic corridors by taking advantage of international transport routes, relying on core cities along the Belt and Road and using key economic industrial parks as cooperation platforms. At sea, the Initiative is expected to focus on jointly building smooth, secure and efficient transportation routes connecting major sea ports along the Belt and the Road. The China-Pakistan Economic Corridor and the Bangladesh-China-India-Myanmar Economic Corridor are closely related to the Belt and Road Initiative, and therefore require closer cooperation and greater progress. (Source: http://en.ndrc.gov.cn/newsrelease/201503/t20150330_669367.html; National Development and Reform Commission, Ministry of Foreign Affairs, and Ministry of Commerce of the People's Republic of China, with State Council authorization).

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

The Company, by and among Armada Enterprises GP (“Armada”) and Wight International Construction, LLC (“Wight”), entered into (i) a Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) dated October 3, 2016, first and second addendums, dated October 3, 2016 and November 30, 2016, respectively, and (ii) an Amended and Restated Limited Liability Company Agreement dated November 16, 2016 (collectively with the Contribution Agreement, the (“Agreement”, whereby the Company acquired 100 million preferred B membership units of Wight, which would ultimately convert into 100 million LP units in Armada Enterprises LP. In exchange, the Company issued a $500 million convertible promissory note (“Note”) and 50,000,000 shares of the Company’s common stock to Wight. As a result of the Agreement and the conversion of the Note on November 17, 2016, Wight owned 100,000,000 shares of the Company’s common stock representing 36.73% of the Company’s voting power and the Company owned 100 million preferred B membership units in Wight representing a 62.5% non-voting equity interest in Wight.

Under the terms of the Agreement, at the first closing, Wight was required to provide an aggregate total of $200 million, including $50 million in working capital and $150 million in construction funding (the “Funding”) to the Company, by January 18, 2017. Wight did not provide the Funding on January 18, 2017 and the Company provided to Wight a “Notice of Default and Request for Cure”. Wight proposed to provide $50 million in working capital funding on or before February 15, 2017 and secure $150 million in construction funding on or before March 15, 2017. Wight failed to provide the $50 million in working capital funding as proposed by February 15, 2017. Therefore, the Company, on February 24, 2017 decided to terminate the Agreement for non-performance by Wight. Pursuant to the Agreement, the termination thereof calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight.

On February 27, 2017, the Company issued a “Termination and Demand” letter to Wight which terminated the Agreement with Wight and Armada and demanded the return of the 100,000,000 shares of common stock.

On March 1, 2017, the 100,000,000 shares of the Company’s common stock were canceled and returned by Wight, and were subsequently returned to the Company’s treasury.

The Company reserves the right to pursue any further legal action with respect to Armada’s and Wight’s default under the Agreement.

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

Company will establish a uniform information platform including an internet-based logistics information portal and an e-commerce platform to provide the Company’s clients with services such as logistics services tracking, service rating, online operation, electronic transaction, etc…. The Company expects this information portal to be equally reliable for both service providers and their respective clients.

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

Sales and Marketing

We plan to sell its properties by forming strategic alliances with CMST Development (Hankou) Co. Ltd. (“CMST-Hankou”), the Shanxi Chamber of Commerce in Hubei (“SCCH”) and the Wuhan Coal Business Association (“WCBA”).

Partnership with CMST

CMST-Hankou is a regional subsidiary of the CMST Development Co. Ltd, which is a state-owned enterprise that principally engages in the logistics and import & export businesses. CMST-Hankou’s core business includes warehouse storage, sale and distribution of commodities, and freight forwarding. Pursuant to the Memorandum of Understanding executed with CMST-Hankou on August 20, 2015, CMST-Hankou has agreed to transfer all of its warehouse storage and processing division, distribution service division and other existing businesses to the premises of the Logistics Center. In addition, CMST-Hankou has agreed to move its warehouse for steel trading business with the Shanghai Future Exchange to the Logistics Center. In consideration, we have agreed to offer CMST-Hankou a 5% discount for all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. In addition, CMST-Hankou has agreed to assist the Company with the establishment of an online commodity exchange platform to provide a comprehensive support system through the supply chain and provide necessary personnel to help with the management of the warehouse operations within the Logistics Center. Though at a slight discount, the Company is expected to receive fees based on CMST-Hankou’s large volume of commodities that need to be stored and use of complementary services at the warehouse facilities and operating areas, as well as rental income and/or property sales generated from the office complex. However, the partnership is subject to the terms and conditions of the definitive agreement between CMST-Hankou and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

Partnership with SCCH

SCCH is a non-profit business coalition with 252 businesses across various industries as members. Pursuant to the Memorandum of Understanding executed with SCCH on July 27, 2015, SCCH has agreed to move its headquarters to the office complex within the Logistics Center by purchasing or leasing certain units. In consideration of a 7% discount to the purchase price of $2,729 per square meter of our properties, approximately 50 businesses within the organization plan to open offices in the Logistics Center and purchase at least 100,000 square meters of space within the office complex. SCCH, on behalf of 50 businesses, also executed a letter of intent to purchase approximately 100,000 square meters of storefront. In addition, because we expect the 50 businesses to have a total annual turnover of commodities of more than 5,000,000 tons, we have agreed to offer members of SCCH a 5% discount for all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. However, the partnership is subject to the terms and conditions of the definitive agreement between SCCH and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

Partnership with WCBA

WCBA is a non-profit business coalition with more than 300 businesses within the coal mining industry as members. Pursuant to the Memorandum of Understanding executed with WCBA on September 17, 2015, WCBA has agreed to move its headquarters to the office complex within the Logistics Center by purchasing or leasing certain units. We have agreed to offer WCBA member businesses a 5% discount to the purchase price of $2,729 per square meter of our properties. In addition, because we expect WCBA members to have a total annual turnover of coal-related commodities of more than 20,000,000 tons and will use the Company’s warehouse storage for at least 3,000,000 tons, we have agreed to offer members of WCBA a 5% discount for all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. However, the partnership is subject to the terms and conditions of the definitive agreement between WCBA and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

Market Opportunity for Logistics Finance

Logistics financing provides financial services such as financing, clearance and insurance to support the logistics industry. It evolves as the logistics industry develops. Not only can logistics financing services improve the service capability and increase the profitability of third party logistics companies; it can also expand financing channels, decrease financing cost and increase the capital efficiency.

The major target clients for logistics finance services are small and medium sized companies, which are an important sector of China’s economy and have great weight in the market. One of the biggest hurdles in the life cycle of these small and medium sized companies is lack of cash flow, which can become the “bottle neck” of their development and prevent progress. The need for logistics financing results from the lack of available credit financing facilities and the difficulty of obtaining financing on the capital markets. Therefore, logistics financing services protect against the financing problems by allowing these small and medium companies to use their raw materials and commodities as collateral to borrow money. Logistics financing increases the liquidity of cash flow, lowers the clearance risks and improves the efficiency of the economic operation. Upon completion of the Logistics Center, we expect to house many small and mid-size logistics companies. The offering of logistics financing will therefore become an important component of the business, as these businesses are expected to have financing needs as they grow their businesses.

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

Wuhan is the largest inland logistics and cargo distribution center in China, with its service covering approximately a 400 million population in the five neighboring provinces including Hunan, Jiangxi, Anhui, Henan and Sichuan. At present, there are over 10,000 commercial organizations, 105,000 commodity networks, four commercial listed enterprises as well as eight comprehensive shopping centers on the list of China Top 100 Retail Shopping Centers.

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

Competitive Advantages

The following factors reflect the Company’s advantages over the company’s competitors:

●	Experienced Logistics Management Team. We have a professional team with significant experience in logistics management. Members of the Company’s team have had work experience with well-known logistics management companies in different cities. In addition, the management members are well educated with degrees from top universities such as Huazhong University of Science and Technology, Wuhan University, University of British Columbia and the Chinese Academy of Social Sciences.

●	Encouraging Policy Environment. Under China’s latest “One Belt, One Road” initiative, the Company is strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, a crucial trading window between China, the Middle East and Europe. In May 2015, the China State Council approved the nation’s economic strategic plan, the Vigorous Development Plan of Yangtze River Economic Belt. The Yangtze River Economic Belt has sharpened the focus on the Wuhan New Port Yangluo Terminal, the port project that the Company is developing.

●	Unique Transportation Network. Wuhan is located in the middle reaches of the Yangtze River, east facing south-eastern coastal economic developed area and west linking north-western raw material base. The distance to metropolitan cities, such as Beijing, Shanghai, Hong Kong and Chongqing are within 1,200 kilometers. As a central city on mainland China, Wuhan is capable of reaching over 30 provinces like Yunnan Province, Henan Province, Sichuan Province, Shanxi Province, Jiangxi Province and Hunan Province and 600 cities and counties in China.

●	Highway: the Logistics Center is in close proximity to the Beijing-Zhuhai expressway, the Shanghai-Chengdu Expressway, and the Jiangbei Expressway.

●	Waterway: the project adjacent to the Yangluo deep-water port, has eight 5,000-ton berths, directly leading to Jianghai. Yangluo Port is the largest national shipping port in Central China and the largest container port in the upper reaches of the Yangtze River. We will be strategically located for international procurement, distribution and delivery.

●	Railway: through Chinese commodity freight logistics Beijing-Guangzhou, Beijing-Kowloon Railway, close to Beijing-Guangzhou railway extension line, special railway lines offer direct access to the center of the Wuhan Yangtze River Newport Logistics Center, through Jiangbei railway- Xianglushan station connects all of the domestic railway freight stations, and through the construction of the "Chinese new Europe" railway through the Continent.

●	Airport: 30 kilometers from the Wuhan Tianhe airport.

●	Light-rail transit: by the year 2018, two light rail stations are expected to be completed next to the Logistics Center, cutting the commute to downtown Wuhan to only 20 minutes.

●	Jiangbei Expressway: after the completion of Jiangbei Expressway, commute by car from downtown Wuhan to the Logistics Centers is expected to be only about 20 minutes.

The following map shows the location of the Wuhan Newport Logistics Center and surrounding transportation network:

Employees

As of the date of this Report, we have a total of 87 employees, including our executive officers.

Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

See Explanatory Note.

Item 1B. Unresolved Staff Comments.

See Explanatory Note.

Item 2. Properties.

Our corporate headquarters is located at 183 Broadway, 5th Floor, New York, NY 10007, for which we currently pay a rent of 6,000.00 USD per month for our lease. The lease originally terminates on April 15, 2017 and we have requested an extension to May 14, 2017. We will be moving into a new office premise in New York City.

As of the date hereof, we have completed the construction of seven commercial office buildings since 2010, occupying 92,755.8 square meters of space, including our sales and welcome center.

The following chart illustrates the properties we currently have the land use rights to in Wuhan, Hubei Province, China. We do not have ownership over such properties.

Certification Number of Land Use Right	Location	Purpose of Use	Area (㎡)	Termination Date
Wu Xin Guo Yong (2008) Di Zhuan No. 029	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	9,802.67	August 30, 2048
Wu Xin Guo Yong (2008) Di Zhuan No. 030	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	59,308.09	August 30, 2048
Wu Xin Guo Yong (2008) Di Zhuan No. 031	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	79,178.94	August 30, 2048
Wu Xin Guo Yong (2008) Di Zhuan No. 032	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	87,108.30	August 30, 2048
Wu Xin Guo Yong (2009) Di Zhuan No. 005	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	176,853.70	August 30, 2048
Wu Xin Guo Yong (2009) Di Zhuan No. 006	South of Han Shi Road, Wuhan Yangluo Economic Development Zone, Hubei Province, PRC	Commercial	103,304.49	August 30, 2048

The following chart illustrates the properties we currently lease in Wuhan, Hubei Province, PRC and New York, United States. We do not have ownership over such properties.

Name of the Property	Location	Purpose of Use	Area (㎡)	Duration Date
Land Lease No. HZ20150427 (1)	Chunfeng Village, Yangluo Neighborhood, Wuhan, Hubei Province, PRC	Commercial	1,214,654.52	April 26, 2035
New York Office Premise	183 Broadway, New York, NY 10007	Commercial	Suite 5	April 15, 2017

(1)	On October 8, 2016, we entered an amendment to the Land Lease No. HZ20150427 Agreement (“Amendment”) that was executed on April 27, 2015 between the Company and Chunfeng Villagers Committee at the Yangluo Neighborhood Office in Xinzhou District, Wuhan (“CVC”). We agreed to make an advance payment of the first year rent to CVC (“First Year Rent”), upon the earlier of the following date or event to occur: (i) June 3rd, 2017; or (ii) within 5 days after the Company’s port terminal obtains approval from the government. The term of such land lease is 20 years from the date of CVC’s receipt of the First Year Rent.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock trades on the OTC Markets under the symbol “YERR”.  The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTC Markets equity security generally is any equity that is not listed or traded on a national securities exchange.  We have applied to list our common stock on the NASDAQ Global Select, but we cannot assure you that our application will be approved.

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

	Fiscal Year 2016
	High	Low

First Quarter (January 1 - March 31)	$6.15	$3.70
Second Quarter (April 1 - June 30)	$7.50	$3.80
Third Quarter (July 1 - September 30)	$5.50	$3.50
Fourth Quarter (October 1 - December 31)	$6.40	$3.50

	Fiscal Year 2015
	High	Low

First Quarter (January 1 - March 31)	$0.45	$0.07
Second Quarter (April 1 - June 30)	$1.90	$0.25
Third Quarter (July 1 - September 30)	$3.20	$1.12
Fourth Quarter (October 1 - December 31)	$8.40	$1.84

Holders

As of March 8, 2017, there were 60 holders of record of our common stock.  Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plan

In order to compensate our officers, directors, employees and/or consultants, on February 23, 2016, our Board of Directors approved and stockholders ratified by consent the 2016 Stock Incentive Plan (the “Plan”). The Plan has a total of 10,000,000 shares reserved for issuance.

Under the Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock.

There were no issuances under the Plan during the year ended December 31, 2016.

Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

See Explanatory Note.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited, a British Virgin Islands company, which holds 100% of the capital stock of Ricofeliz Capital (HK) Ltd., a Hong Kong company that holds 100% of the capital stock of Wuhan Yangtze River Newport Logistics Co., Ltd., a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port Logistics Center located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the anticipated "Pilot Free Trade Zone" of the Wuhan Port, a crucial trading window among China, the Middle East and Europe. To be fully developed upon completion, within the Logistics Center, there will be six operating zones: including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the Pilot Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, and IT supporting services, among others.

Plan of Operation

Our Logistics Center is an extensive complex located in Wuhan, the capital of the Hubei Province of China, a major transportation hub city with access to numerous railways, roads and expressways passing through the city and connecting to major cities in China, as well as other international centers of commerce and business.

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in three phases in three years and reach its target maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation according to our business plan. The following table illustrates the timeframe of our investment and construction progress.

Time	Phase of Investment/Construction	Percentage of Total Anticipated Investment/ Construction (1)	Production Capacity (2)
1st Year (2017)	1st Phase	40%	30%
2nd Year (2018)	2nd Phase	70%	40%
3rd Year (2019)	3rd Phase	100%	60%
4th Year (2020)	Completed	100%	75%
5th Year (2021)	Completed	100%	100%

(1)	The percentage of construction in a certain phase reflects the anticipated contribution of the investment in such particular phase. For example, contribution of 40% of the total investment in Phase 1 will lead to construction of 40% of total value of the Wuhan Project.

(2)	The percentage of Production Capacity shows the fraction of the target maximum annual profit to be earned under the full operation of the Wuhan Project. We target to reach its maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation according to our business plan.

The Logistics Center is located within the Wuhan Newport Yangluo Port, on the upper stream of the Yangtze River, and close to the northern base of Wuhan Iron and Steel, China's first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezers areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

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

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, the Yangluo development area is amongst the third group of China’s Pilot Free Trade Zone (FTZ) applicants to submit FTZ applications to the State Council. As of the date of this prospectus, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed. However, we can provide no assurance at this point that the FTZ application will in fact be approved.

Wuhan Newport has signed a twenty-year lease agreement, the maximum number of years permitted by the applicable PRC laws, and with rights to renew at its sole discretion, effective April 27, 2015 to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces, which will rent the warehouses, terminals and offices within the Logistics Center

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from operations in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and services and the availability and prices of land maintenance among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 7.4% in 2014, 6.9% in 2015 and 6.7% in 2016. China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the year ended December 31, 2016.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the years ended December 31
	2016	2015

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	$2,348	$11,577
General and administrative expenses	5,446,175	4,547,646
Total operating expenses	5,448,523	4,559,223

Loss from operations	(5,448,523)	(4,559,223)

Other expenses
Other income	3,587	868
Other expenses	(174)	(3,231)
Interest income	229	55
Interest expenses	(8,424,794)	(3,199,031)
Total other expenses	(8,421,152)	(3,201,339)

Loss before income taxes	(13,869,675)	(7,760,562)
Income taxes expense	1,143,595	1,378,700
Net loss	$(12,726,080)	$(6,381,862)

Other comprehensive loss
Foreign currency translation adjustments	(19,227,596)	(6,649,917)
Comprehensive loss	$(31,953,676)	$(13,031,779)

Loss per share - basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding - basic and diluted	177,459,678	151,682,554

Revenue.

We did not generate any revenue from the sales of real estate property for the years ended December 31, 2016 and 2015. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

For the years ended December 31, 2016 and 2015, our cost of goods sold was $0, respectively.

Gross Profit.

Our gross margin was $0 for the years ended December 31, 2016 and 2015, respectively.

Selling expenses.

Selling expenses were $2,348 for the year ended December 31, 2016, compared to $11,577 for the year ended December 31, 2015, a decrease of $9,229. The decrease is primarily due to the decrease of marketing expenses.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $5,446,175 for the year ended December 31, 2016, compared to $4,547,646 for the year ended December 31, 2015, an increase of $898,529.  The significant increase is primarily due to the increase of expenses related to professional services.

Loss from operations.

Operating loss was $5,448,523 for the year ended December 31, 2016, compared to operating loss of $4,559,223 for the year ended December 31, 2015, an increase of $889,300. The significant increase is primarily due to the increase of operations expenses relating to general and administrative expenses.

Other expenses.

Other expenses were $8,421,152 for the year ended December 31, 2016, compared to $3,201,339 for the year ended December 31, 2015. The significant increase in other expenses is mainly attributable to the interest of convertible bond issued on December 19, 2015. Our interest income and expenses were $229 and $8,424,794, respectively, for the year ended December 31, 2016, compared to interest income and expenses of $55 and $3,199,031, respectively, for year ended December 31, 2015. Our other income and expenses were $3,587 and $174, respectively, for the year ended December 31, 2016, compared to other income and expenses of $868 and $3,231, respectively, for the year ended December 31, 2015.

Income tax.

We received an income tax benefit of $1,143,595 for the year ended December 31, 2016, compared to $1,378,700 for the year ended December 31, 2015. The slight decrease is primarily due to the decrease of net loss incurred from Wuhan Newport.

Net loss.

Our net loss from operations for the year ended December 31, 2016 was $12,726,080, compared to net loss of $6,381,862 for the year ended December 31, 2015, an increase in net loss of $6,344,218. This increase is primarily due to significant increase is primarily due to the increase of expenses related to professional services, the increase of operations expenses relating to general and administrative expenses, and the interest of convertible bond issued on December 19, 2015.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2016 was $19,227,596, compared to a foreign currency translation loss of $6,649,917 for the year ended December 31, 2015, an increase of $12,577,679. The significant decrease of foreign currency translation is mainly attributable to the depreciation of RMB against U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.07 per share, for the year ended December 31, 2016, compared to net loss of $0.04 per share for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	Years Ended December 31,
	2016	2015
Net Cash Used in Operating Activities	$(2,135,205)	$(4,735,142)
Net Cash (Used in) Provided by Investing Activities	$(1,851)	$494,179
Net Cash Provided by Financing Activities	$1,688,769	$4,698,162

We had a balance of cash and cash equivalents of $63,092 as of December 31, 2016. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $2,135,205 for the year ended December 31, 2016, compared to net cash used in operating activities of $4,735,142 for the year ended December 31, 2015, a decrease of $2,599,937. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $2,014,664 cash inflow for the year ended December 31, 2016. In the same period of 2015, share-based compensation expense contributed $1,808,867 cash inflow, which led to a decrease of $205,797 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $367,826 cash outflow for the year ended December 31, 2016, compared to changes in real estate properties and land lots under development contributed $778,977 cash outflow in the same period of 2015, which led to a decrease of $411,151 in net cash outflow.

●	Changes in accounts payable provided $7,553 cash outflow for the year ended December 31, 2016, compared to $nil cash outflow for the year ended December 31, 2015, which lead to an increase of $7,553 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $8,559,773 cash inflow for the year ended December 31, 2016, compared other payables and accrued liabilities contributed $2,257,051 cash inflow for the year ended December 31, 2015, which led to a decrease of $6,302,722 in net cash outflow.

●	We have net loss of $12,726,080 for the year ended December 31, 2016, compared to net loss of $6,381,862 for the year ended December 31, 2015, which led to an increase of $6,344,218 in net cash outflow.

Investing Activities. Net cash used in investing activities was $1,851 for the year ended December 31, 2016, compared to $494,179 provided by investing activities for the year ended December 31, 2015, representing an increase of $496,030 in cash outflow. This increase is primarily due to the effect of share exchange.

Financing Activities. Net cash provided by financing activities was $1,688,769 for the year ended December 31, 2016, compared to net cash of $4,698,162 provided by financing activities for the year ended December 31, 2015, representing a decrease of $3,009,393 in cash inflow. The decrease was primarily due to advances of $2,201,144 from related parties in the year ended December 31, 2016, compared to $4,874,761 for the year ended December 31, 2015.

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

Firm Commitment Offering

The Company has entered into an investment banking agreement with Boustead Securities, LLC., who is acting as representative of the underwriters of a $40,000,000 firm commitment offering for the Company. The underwriters will be committed severally to purchase all of the shares of common stock offered by us. The obligations of the underwriters may be terminated upon the occurrence of certain events to be specified in the underwriting agreement. Furthermore, pursuant to the proposed underwriting agreement, the underwriters’ several obligations will be subject to customary conditions, representations and warranties contained in the underwriting agreement, such as receipt by the underwriters of officers’ certificates and legal opinions. We have agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act, and to contribute to payments the underwriters may be required to make in respect thereof. The underwriters propose to offer the shares of common stock offered by us to the public at the registered direct offering price to be determined. There is no assurance that this offering will close or that the Company will receive the $40,000,000.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See Explanatory Note.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-21 of this Report and which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 9, 2016, Yangtze River Development Limited (the “Company”) was informed by its independent registered accountants, Dominic K.F. Chan & Co. ("DKFC"), that DCAW (CPA) Ltd. (“DCAW”) has succeeded from DKFC, the license to audit U.S. public company regulated by PCAOB, effective from May 1, 2016. The principals and staff of DCAW are the same auditors and staff who were engaged on the audit of the Company while at DKFC. The engagement of DCAW was approved by the Company’s Board of Directors on May 13, 2016.

The reports of DKFC on the Company’s financial statements as of and for the years ended December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal years ending ended December 31, 2015 and December 31, 2014 and the subsequent period through March 31, 2016, there have been no (i) disagreements with DKFC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DKFC, satisfaction, would have caused DKFC, to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Neither the Company nor anyone on behalf of the Company consulted DCAW regarding either (a) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of DCAW was provided with respect to any accounting, auditing, or financial reporting issue, or (b) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees as of March 8, 2017 are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Position
Xiangyao Liu	45	Chief Executive Officer, President, Secretary and Chairman of the Board
Xin “Cindy” Zheng	38	Chief Financial Officer
James Stuart Coleman	60	Director
Zhanhuai Cheng	69	Director
Yanliang Wu	51	Director
Yu Zong	46	Director
Harvey Leibowitz (1) (2) (3) (4) (5) (6)	82	Independent Director
Zhixue Liu (2) (3) (5)	53	Independent Director
Tongming Wang (1) (4) (6)	57	Independent Director
Adam S. Goldberg (1) (2) (3) (4) (5) (6)	46	Independent Director
Daniel W. Heffernan (1) (2) (3) (4) (5) (6)	67	Independent Director
Zhihong Su (1) (2) (3) (4) (5) (6)	56	Independent Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nomination Committee
(4)	Member of the Governance and Human Resources Committee
(5)	Member of the Board Oversight Committee
(6)	Member of the Social Media Committee

Xiangyao Liu, President, CEO, Secretary and Chairman of the Board (age 45)

Mr. Xiangyao Liu served in the state-owned Materials Bureau of Hebei Province and was involved in steel and other logistics trading between 1994 and 1996. From 1996 to 2003, he invested and established the Pacific Trade and Logistics in China, served as the General Manager and engaged in the trading and logistics of steel, agricultural products and other commodities. In 2010, Mr. Liu participated in the investment of Wuhan Renhe Group Limited, which held the Wuhan Huazhong Steel Trading Center Co., Ltd., at that time, supervising the logistics and trading of steel. He also started to engage in financial and security investments in Hong Kong. From November 2010 to December 2012, Mr. Liu was the deputy general manager of Wuhan Renhe Group Limited; From January 2012 to June 2015, Mr. Liu served as the Deputy General Manager of the Wuhan Huazhong Steel Trading Center Co., Ltd., which later became the Wuhan Yangtze River Newport Logistics Co. Ltd. He supervised the transition of the steel trading renter to a residential and commercial complex which supports the warehouses and docks, led projects to bring the Steel Trading Center into the Yangluo Comprehensive Bonded Zone and Free Trade Area in Wuhan, supervised the feasibility study of the Wuhan Yangtze River Newport Logistics Center and collaborated with the local government to develop the Yangluo Newport Project Plan, handling corporate structuring, strategic planning and operations management of the company. Mr. Liu was appointed as the CEO and the Chairman of the Board of the Company in July 2015 because of his managerial skills and expertise in the industry.

Mr. Liu received his Bachelor’s degree in Business Management from the Hebei Institute of Finance in 1994.

Xin “Cindy” Zheng, Chief Financial Officer (age 38)

Ms. Zheng joined the Company (formerly Kirin International Limited) in December 2009. From September 2010 to March 2011, she has been employed by the Company’s finance department where she has had oversight of the Company’s accounting and financing matters. Ms. Zheng was appointed as Chief Financial Officer in April 2011. Prior to joining the Company, Ms. Zheng was employed as Marketing Director for both XingtaiZhongdingJiye Real Estate Development Co., Ltd., and Hebei Zhongding Real Estate Development Co., Ltd., which through certain contractual arrangements, the Company controls. As Marketing Director, Ms. Zheng’s responsibilities included oversight of the Company’s marketing efforts. From May 2006 to December 2009, Ms. Zheng was employed in the Lighting Division of Philips, a Netherlands based fortune 500 company. Philips has generated approximately $9 billion dollars in revenue in China, where she was responsible for budgeting and financial planning for the operations of Philip’s lighting division in northern China. From April 2004 to May 2006, Ms. Zheng was employed by Mercer Consulting in China where she engaged in management consulting and financial modeling for a variety of companies, including state and privately owned business. Ms. Zheng graduated from the University of Bradford in the United Kingdom in February 2004 with a Master’s degree in Financial Management. She has extensive experience in accounting and capital markets.

James Stuart Coleman, Director (age 60)

Mr. James Coleman has been the Chief Representative in the United States of Wuhan Yangtze River Newport Logistics Co., Limited since April 2015. Mr. Coleman has also been the CEO and CFO of Dream Recovery International, Inc., a drug and alcohol rehabilitation facility since January 2014. Mr. Coleman has also been a Partner of the Angel Capital Ltd, an angel capital investor in start-up companies since September 2012. Since April 2006, Mr. Coleman has served as an Associate Broker at Bond New York Properties, LLC, specializing in commercial real estate in New York. We have selected Mr. Coleman as a director because of his experience with the capital markets in the United States.

Mr. Coleman received his Bachelor’s degree in Arts from Allegheny College in 1978. He is also a licensed Associate Broker in the State of New York.

Zhanhuai Cheng, Director (age 69)

Mr. Zhanhuai Cheng has served as the Chief Technology Officer (“CTO”) of Wuhan Huazhong Steel Trading Center since December 2008 and is responsible for the planning and construction of the logistics warehouse, dock berths, and supporting residential and commercial buildings. Since July 2015, after Wuhan Huangzhong Steel Trading Center restructured into Wuhan Newport, Mr. Cheng continued serving as the CTO of Wuhan Newport. Mr. Cheng was appointed as a member of the Board in December 2015. From 2000 to 2007, Mr. Cheng was employed by the Wuhan City Port Authority Officers and was in charge of port construction planning. During his term with the office, Mr. Cheng worked with the various ports along the Yangtze River and accumulated great experience in port planning, wharf construction, operations and management. He helped various agencies of the Wuhan government to complete the transformation of the water network, port construction, etc., and obtained the title of advanced workers of Wuhan City. During his service, Mr. Cheng also directed the planning, development and construction of the Qingshan Port, Yangluo Port, Yangsi Port and other terminals in Wuhan.

From 1993 to 2000, Mr. Cheng served as an officer of Wuhan Light Rail Construction and was in charge of resource development, project design, tendering and construction work. During his term of office, Mr. Cheng has contributed greatly to metro line planning and rail transit construction in Wuhan. These are recognized by the Wuhan Government with a number of honorary titles issued to him.

Mr. Cheng has also previously worked in the Wuhan Iron and Steel Limited, focusing on the production of railway and other construction, and port transportation projections. Mr. Cheng was also employed by the Ministry of Railways Bridge Engineering Bureau and served as a staff analyst and later on a vice dean of an academic institute, contributing to many projects and achieving great success. We have selected Mr. Cheng as a director because of his expertise in our industry.

Yanliang Wu, Director (age 51)

Mr. Wu has served as the deputy general manager of Wuhan Huazhong Steel Trading Center since June 2010. Since July 2015, after Wuhan Huangzhong Steel Trading Center re-structured into Wuhan Newport, Mr. Wu continued serving as the deputy general manager of Wuhan Newport. Mr. Wu has been working for Wuhan Yangtze River Newport Logistics Co. Ltd. since 2012, and is in charge of the company's indoor storage, outdoor yards, approval, planning and construction of warehouses, and operations management. Mr. Wu worked for Alpha Logistics Co, Ltd. in Montreal, Canada from 1997 to 2003, where he served as the Head of Logistics and coordinated the construction of the logistics network of the company in North America and the Pacific Rim. From 2002 to 2012, he was in charge of the company’s business development in the logistics industry in Mainland China, as well as leading the opening of its Shanghai branch. From 1986 to 1996, Mr. Wu worked in the head office of the state-owned Wuhan Metal Materials Corporation, serving as the Minister of Management and General Manager of Commodity Trading. During his employment, he received two accolades for his personal achievement in 1990 and 1992. He was also certified as a senior economist in China in September 1994. We have selected Mr. Wu as a director because of his expertise in our industry.

Mr. Wu received his Bachelor of Sciences degree in Logistics from Huazhong University of Science and Technology in 1986.

Yu Zong, Director (age 46)

Mr. Zong has served as the Deputy General Manager of Wuhan Yangtze River Newport Logistics Co. Ltd. from February 2012 to September 2015, and was in charge of the development, construction and management of the real estate. Mr. Zong became its general manager and legal representative in October 2015. In July 2015, after Wuhan Huangzhong Steel Trading Center re-structured into Wuhan Newport, Mr. Zong was appointed as the deputy general manager of Wuhan Newport. Mr. Zong was appointed as General Manager and Chief Representative of Wuhan Newport in October 2015. From September 2009 to January 2012, he worked in Wuhan Dingxin Real Estate Ltd. as the Deputy General Manager and Chief Engineer, leading the construction and management of the “Mocha Town” Phase II Development Project.  From 2007 to 2009, Mr. Zong worked in the China Railway Group Wuhan Properties Limited, as the minister of Engineering Planning Division, and participated in a large real estate project which had a total investment of six (6) billion RMB.   From 2003 to 2006, Mr. Zong worked in Hubei Jiuding Ltd., as the Deputy General Manager and Chief Engineer and was responsible for the construction and management of a villa project which occupied an area of 80,000 square meters and a total construction area of 70,000 square meters. During the construction period, his duties included preliminary design, construction report, project quality control, and compliance. From 2000 to 2002, Mr. Zong worked as the Project Manager for Pace Home Development Inc., in Canada, providing consulting services for various types of construction projects.  Mr. Zong also previously worked in the Wuhan Institute of Architecture Design Institute. We have selected Mr. Zong as a director because of his expertise in our industry.

Mr. Zong obtained his bachelor’s degree in Civil Engineering in 1993 from Wuhan University. He also obtained his master’ degree in Engineering from the University of British Columbia in 2004.

Harvey Leibowitz, Independent Director, Chair of the Audit and Compensation Committees (age 82)

Mr. Leibowtiz has been a director and Chair of the Audit Committee of ASTA Funding, Inc., a company listed on the NASDAQ since 2000. Mr. Leibowitz graduated from the City University of New York - Baruch College in 1955 with a bachelor’s degree in Accounting. Between 1955 and 1962, he was employed as a staff accountant at various accounting firms working on matters relating to audits, taxes and write-ups. From 1962 to 1979, Mr. Leibowtiz worked at Standard Financial Corporation, which acquired Sterling National Bank in 1965, in capacities including internal auditor and Senior Vice President in charge of commercial financing and factoring. From 1980 to 1994, Mr. Leibowitz worked for companies such as International Paper Company, Century Factors, Inc., and Foothill Financial Advisors, Inc., and was in charge of commercial financing involving secured loan financing. From 1994 to 1999, Mr. Leibowitz worked for Sterling National Bank as an internal auditor and was in charge of the Commercial Finance Department. Based on Mr. Leibowitz’s education and employment background, we have selected Mr. Leibowitz as a director and chairman of the Audit Committee because of his expertise in accounting and finance and the Board believes that Mr. Leibowitz qualifies as a “financial expert” as defined by the SEC rules.

Zhixue Liu, Independent Director (age 53)

Mr. Liu obtained his Ph.D. in Management and is currently a professor at the School of Management of Huazhong University of Science and Technology. Mr. Liu has been teaching as a professor at the School of Management of the Huazhong University of Science & Technology since January 2011. Mr. Liu was appointed as a member of the Board in December 2015. Also currently the Deputy Director of the Product Operations and Logistics Management Department, Mr. Liu is one of the main drafters of The People’s Republic of China National Standard - Classification and Index of Logistics Enterprises  and  The People's Republic of China National Standard - Logistics Terminology . He is also a member of the National Ministry of Education Logistics Specialty Guidance Steering Committee, Board of Trustee of the National Natural Science Fund Committee Management Division, Committee of the National Professional Commission for Certification of Logistics Specialist, Deputy Secretary General of the China Logistics Technology Association, Executive Director of the China Society of Logistics, and Executive Director of the China Marketing Association.

Mr. Liu obtained his bachelor’s in Logistics from Huazhong University of Science and Technology in 1986. After his graduation, he served as an assistant, lecturer, associate professor, professor and doctoral tutor in the University, and focuses on researching and teaching logistics management, supply chain management, international trade, international business operations and marketing. Recently, he has published six (6) representative works, including the Modern Logistics Handbook , and more than forty (40) papers in domestic and foreign mainstream journals. He also hosted and participated in academic forums on Research on Model of Supply Chain Logistics Management and Case Studies on China's Auto Supply Chain and other studies initiated by the National Natural Science Foundation. Mr. Liu has led research on the Shandong Weifang City Logistics Development Strategy Plan, Planning of Jiangyin Yangtze Port Integrated Logistics Zone and  Logistics Solutions for Dongfeng Vehicles, Study on Transition of Wuhan Iron and Logistics Transportation Companies and a number of other logistics management topics. Mr. Liu and his research have been awarded the Outstanding Scientific Achievement Award under China’s "Ninth Five-Year" key scientific and technological projects, and Second Place in the National Commerce Scientific Advancement Award. We have selected Mr. Liu as a director because of his expertise and scholarship in the industry.

Tongmin Wang, Independent Director (age 57)

Mr. Wang was a chief engineer of Logistical Equipment at Wuhan Iron and Steel Limited from January 2011. Mr. Wang has worked for Wuhan Iron and Steel Limited and Wuhan Port Terminal Foreign Trade Co., Ltd. since 2007. He has served as the deputy general manager of the Office of Corporate Integration, Chief Administrative Officer, Director of Cargo Unloading and Chief Engineer of Logistical Equipment. Mr. Wang worked for Wuhan Port Group from 1992 to 2007. During this period, he held positions include Deputy Administrate Officer, Deputy Director of the Wuhan Water Company, Director of the Wuhan Port Mechanical Company, Manager of the Office of the Corporate Integration, Director of the Cargo Unloading Division and etc. From 1981 to 1992, Mr. Wang worked for the Wuhan Port Machinery Plant of the Ministry of Transportation in China.

Mr. Wang possesses professional knowledge and more than three decades of experience in the management of a port. He is familiar with the logistics industry and takes a practical approach in the organization and management of cargo loading/unloading. He is able to utilize his expertise to solve practical problems involving the day-to-day operations at a port terminal. We have selected Mr. Wang as a director because of his expertise in the industry.

He received his bachelor’s degree in Mechanical Engineering from Wuhan Institute of Maritime and master’s degree in Industrial Management from the Chinese Academy of Social Sciences in 1998.

Adam S. Goldberg, Independent Director, Chair of the Social Media Committee (age 46)

Mr. Goldberg is the president and founder of Telco Experts LLC since March 2008. He served as CEO of Gemini Communications from March 1996 to March 2008. At Telco, Mr. Goldberg obtained regulatory approval as a licensed telephone company in 21 states and manages staff of 30 telecommunication professionals and engineers. Mr. Goldberg has extensive experience in business development, regulatory affairs, strategic planning, employee development and project management. We have selected Mr. Goldberg as a director because of his expertise in project management and strategic planning.

Mr. Goldberg obtained his bachelor’s degree in Marketing and finance from University of Maryland, Robert H. Smith School of Business in 1993.

Daniel W. Heffernan, Independent Director Chair of the Nomination and Board Oversight Committees (age 56)

Mr. Heffernan has served as the Principal of HRK Associates, specializing in credit enhanced finance since 1998. Mr. Heffernan was the Principal of HRK Associates since January 2011. Mr. Heffernan was appointed as a member of the Board in December 2015. Prior to his position at HRK, from 1973 to 1986, Mr. Heffernan served as an officer at New York Life Insurance Company. From 1986 to 1998, Mr. Heffernan was employed as an officer at Jhminer, Co. Ltd., in New York. Mr. Heffernan has more than thirty years of financial experience in the highly specialized niche market of mitigation of risk through the use of insurance and reinsurance related financial products. He has provided services to clients operating throughout the U.S. and in the international marketplace, leveraging his experience in providing credit enhanced, customized financial solutions that provide a distinctive bridge to the capital markets.

Mr. Heffernan is actuarially trained and has previously worked for New York Life Insurance Company, where he ran the Pension Department and supervised its two hundred eighty employees, and MINET/MIPI Brokers. While at New York Life, he consulted with a client base in excess of 5,000 corporations and unions, providing services ranging from structuring to administration. We have selected Mr. Heffernan as a director because of his expertise in finance.

Mr. Daniel W. Heffernan obtained his bachelor’s degree in Theology from New York Shadowbrook Jesuit Seminary in 1972.

Zhihong Su, Independent Director, Chair of the Governance and Human Resources Committee (age 56)

Mr. Su has served as the managing partner of the Beijing Hengjun Law Firm since December 2001, practicing in areas such as securities, litigation, general corporate and banking. Mr. Su was appointed as member of the Board in January 2016. Mr. Su started his career as in-house counsel for China International Trust and Investment Corporation (“CITIC”) in December 1984, and was responsible for the legal affairs of overseas investments. In January 1990, Mr. Su was sent to station at the Washington DC-based law firm Arnold and Porter LLP as a foreign lawyer to oversee a full spectrum of legal matters of CITIC’s subsidiaries in the United States, namely, CITIC Steel Group, CITIC Buffalo Tungsten Company, CITIC Seattle Woodland and CITIC Florida Real Estate Co. Ltd. During his stay in Washington from 1990 to June 1996, he worked on a number of matters involving corporate and securities law. Upon returning to China in July 1996, Mr. Su worked for the Law Offices of Jiahe as one of the founding members and as an attorney until November 2001. We have chosen Mr. Su to serve as a director because of the perspective he brings to legal matters in China.

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

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers. None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On December 19, 2015, James Coleman joined us as Executive Director. Prior to joining us, Mr. Coleman was the managing member and owner of Firebird International LLC, Dream International Holdings LLC and Dream Recovery International LLC, all of which are privately held companies engaged primarily in drug rehabilitation businesses, from January 2014 to September 2016. On September 13, 2016, all three entities mentioned above filed voluntary petitions in the United States Bankruptcy Court for the District of Southern Florida seeking relief under the provisions of chapter 7 of title 11 of the United States Code in order to facilitate liquidations in these three entities.

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

As of March 8, 2016, the following are the respective members of each committee.

●	Audit Committee: Harvey Leibowitz (Chair), Zhihong Su, Daniel W. Heffernan, Adam Goldberg, Tongmin Wang
●	Compensation Committee: Harvey Leibowitz (Chair), Zhihong Su, Zhixue Liu, Adam Goldberg, Daniel W. Heffernan
●	Nomination Committee: Daniel W. Heffernan (Chair), Harvey Leibowitz, Zhixue Liu, Adam Goldberg, Zhihong Su
●	Governance and Human Resources Committee: Zhihong Su (Chair), Harvey Leibowitz, Adam Goldberg, Daniel W. Heffernan, Tongmin Wang
●	Board Oversight Committee: Daniel W. Heffernan (Chair), Zhixue Liu, Harvey Leibowitz, Adam Goldberg, Zhihong Su
●	Social Media Committee: Adam Goldberg (Chair), Harvey Leibowitz, Zhihong Su, Daniel W. Heffernan, Tongmin Wang

Corporate Governance

The business and affairs of the company are managed under the direction of our Board. We have conducted Board meetings regularly since inception. Each of our directors has attended all meetings either in person or via telephone conference, or through written consent for special meetings. In addition to the contact information in this Annual Report, the Board has adopted procedures for communications to the officers and directors as of January 28, 2016. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meeting. All communications from stockholders are relayed to the members of the Board.

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

Insider Trading Policy

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

Whistleblower Policy

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of March 8, 2017, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2016 and 2015.

Name	Year	Salary ($)	Bonus ($)	Securities-based Compensation ($)	All other compensation ($)	Total ($)
Xiangyao Liu	2016	0	-	-	-	0
Chief Executive Officer(1)	2015	0	-	-	-	0

Jianfeng Guo Former Chief Executive Officer,	2016	-	-	-	-	0
Former Chairman of the Board (2)	2015	-	-	-	-	0

Longlin Hu	2016	0				0
Former Chief Executive Officer(3)	2015	37,500				37,500

Xin “Cindy” Zheng	2016	54,000	-	-	-	54,000
Chief Financial Officer	2015	54,000	-	-	-	54,000

(1)	On December 19, 2015, Company acquired Energetic Mind and its wholly-owned subsidiaries and in connection with that transaction, Mr. Liu was appointed as our President, Chief Executive Officer, Secretary and Chairman of the Board. The amounts in this table reflect compensation awarded or paid by Energetic Mind and its subsidiaries to Mr. Liu in fiscal year 2014 and 2015. As of the date of this Annual Report, President, Chief Executive Officer, Secretary and Chairman of the Board.

(2)	Mr. Guo was appointed as our President and Chief Executive Officer on June 1, 2015 and resigned as an executive officer and director on December 19, 2015 as a result of the transaction describe above in (1).

(3)	Mr. Hu resigned from all his officer and director positions as president and chief executive office of the Company and as a member of the board of directors on June 1, 2015. Prior to his resignation, Mr. Hu served as the President and Chief Executive Officer and a member of the Board of Directors from March 1, 2011.

Employment Agreements

We have employment agreements with all of our directors and officers except Xiangyao Liu.

Option Grants

We had no outstanding equity awards as of the end of fiscal year 2016.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2016 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2016 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Director Compensation Table

The following table sets forth the compensation received by each of our Directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiangyao Liu Chairman of the Board	-	-	-	-	-	-	-
James Stuart Coleman Executive Director(1)	2,301	-	-	-	-	-	2,301
Zhanhuai Cheng Executive Director (1)	789	-	-	-	-	-	789
Yanliang Wu Executive Director (1)	789	-	-	-	-	-	789
Yu Zong Executive Director(1)	789	-	-	-	-	-	789
Harvey Leibowitz Independent Director (2)	2,104	-	-	-	-	-	2,104
Zhixue Liu Independent Director(3)	789	-	-	-	-	-	-
Tongmin Wang Independent Director(3)	789	-	-	-	-	-	789
Daniel W. Heffernan Independent Director (4)(5)	-	-	-	-	-	-	-
Romano Tio Independent Director(4)(5)(6)	-	-	-	-	-	-	-
Zhihong Su Independent Director(3)(5)	-	-	-	-	-	-	-

(1)	As employee directors, James Coleman will be provided with cash compensation of $70,000 per year. Yanliang Wu, Yu Zong and Zhanhuai Cheng will be provided with cash compensation of $24,000 per year, payable monthly.

(2)	As an independent director and Chair of the Audit Committee, Harvey Leibowitz will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 20,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(3)	As independent directors, Zhihong Su, Tongmin Wang and Zhixue Liu will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 10,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $24,000, payable monthly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(4)	As independent directors, Daniel W. Heffernan and Romano Tio will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 15,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(5)	Individuals were appointed as members of the Board in January, 2016.

(6)	Adam Goldberg replaced Romano Tio as member of the Board in February 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 8, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: c/o 183 Broadway, Suite 5, New York, NY 10007

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Xiangyao Liu, CEO, President, Secretary and Chairman of the Board (2)	91,240,000	52.96%
James Stuart Coleman, Executive Director(3)	4,060,000	2.36%
Zhanhuai Cheng, Executive Director	0	0%
Yanliang Wu, Executive Director	0	0%
Yu Zong, Executive Director	0	0%
Harvey Leibowitz, Independent Director	0	0%
Zhixue Liu, Independent Director	0	0%
Tongmin Wang, Independent Director	0	0%
Daniel W. Heffernan, Independent Director	0	0%
Romano Tio, Independent Director	0	0%
Zhihong Su, Independent Director	0	0%
Zhanhuai Cheng, Executive Director	0	0%
All directors and executive officers as a group (12 person)	95,370,000	55.64%
5% Shareholders:
Jasper Lake Holdings Limited (2)	91,240,000	52.96%
Crestlake Holdings Limited (4)	16,600,000	9.64%
Fortunate Drift Limited (5)	16,600,000	9.64%
Majestic Symbol Limited (6)	16,600,000	9.64%
Prolific Lion Limited (7)	14,575,348	8.46%

(1)	Based on 172,269,446 shares of Common Stock outstanding as of March 8, 2017.
(2)	Mr. Liu has investing and dispositive power of shares beneficially owned by Jasper Lake Holdings Limited.

(3)	Mr. Coleman owns all of the membership interest of Best Future Investment LLC., which owns 4,060,000 shares of the Company’s common stock. Mr. Coleman may be deemed to be the beneficial owner of the shares of our common stock held by Best Future Investment LLC.

(4)	Yanliang Hu has investing and dispositive power of shares beneficially owned by Crestlake Holdings Limited.

(5)	Linyu Cheng has investing and dispositive power of shares beneficially owned by Fortunate Drift Limited.

(6)	Long Zhao has investing and dispositive power of shares beneficially owned by Majestic Symbol Limited.

(7)	Zhimin Chen has sole voting and dispositive power of shares beneficially owned by Prolific Lion Limited. Additionally, Mr. Chen has sole voting and dispositive power of 1,746,000 shares beneficially owned by Valiant Power Limited.

Authorized Capital Stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 8, 2017, 172,269,446 shares of our common stock and no shares of our preferred stock were outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of preferred stock or the number of shares of that series and (2) does not affect the number of authorized shares of preferred stock or the powers, privileges and rights pertaining to the common stock. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;
●	industry practice;
●	our financial condition and performance;

●	our future prospects;
●	our cash needs and capital investment plans;
●	our obligations to holders of any preferred stock we may issue;
●	income tax consequences; and
●	the restrictions Nevada and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Preferred Stock

At the direction of our Board of Directors, without any action by the holders of our common stock, we may issue one or more series of preferred stock from time to time. Our Board of Directors can determine the number of shares of each series of preferred stock, the designation, powers, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions applicable to any of those rights, including dividend rights, voting rights, conversion or exchange rights, terms of redemption and liquidation preferences, of each series.

Undesignated preferred stock may enable our Board of Directors to render more difficult or to discourage an attempt to obtain control of our company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock may adversely affect the rights of our common stockholders. For example, any preferred stock issued may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. As a result, the issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, may discourage an unsolicited acquisition proposal or bids for our common stock or may otherwise adversely affect the market price of our common stock or any existing preferred stock.

Warrants

There are no outstanding warrants.

Transfer Agent and Registrar

The Transfer Agent for our common stock is VStock Transfer, LLC located at 18 Lafayette Pl, Woodmere, NY 11598. The telephone number is: (212) 828-8436.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Loans from a Related Party

On July 13, 2015, Wuhan Renhe Group Co., Ltd ("Wuhan Renhe"), where Xiangyao Liu, our CEO and President, was a majority shareholder, transferred all of its interests in Wuhan Newport to Ricofeliz. As a former shareholder of Wuhan Newport, Wuhan Renhe provided numerous loans to Wuhan Newport prior to the transfer. On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity. As of December 31, 2016 and December 31, 2015, the amounts due to Wuhan Renhe Real Estate Co., Ltd, an entity controlled by Geng Wang, who is an affiliate of Wuhan Renhe, were $0 and $667,776, respectively.

As of December 31, 2016, and December 31, 2015, the amounts due to Weibin Zhao, an officer of Wuhan Newport and a related party, were $118,130 and $126,516, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

As of December 31, 2016 and December 31, 2015, the amounts due to Mr. Liu Xiangyao, our President and CEO, were $31,751,959 and $2,428,731, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Harvey Leibowitz, Zhixue Liu, Yongming Wang, Romano Tio, Daniel Heffernan and Zhihong Su “independent” directors. In addition and by definition, the Board has determined that all members of each of the audit and compensation committees are independent.

The Board has determined that Mr. Harvey Leibowitz qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

As of March 8, 2017, our Board is composed of eleven members, of which directors are independent directors. The six independent directors are Harvey Leibowitz, Zhixue Liu, Yongming Wang, Romano Tio, Daniel Heffernan and Zhihong Su. In addition, as indicated above, each of our audit and compensation committees is composed entirely of independent directors, including the chairperson of the audit committee and compensation committees.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the audit fees for the fiscal years ended December 31, 2016 and 2015.

Fee Category	2016	2015
Audit fees	$120,000	$120,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$120,000	$120,000

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and December 31, 2015, we were billed approximately $120,000 for each year, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2016 and December 31, 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and December 31, 2015, we did no incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and December 31, 2015.

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

The audited balance sheet of the Company as of December 31, 2016 and December 31, 2015, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Dominic KF Chan & Co., independent auditors, are filed herewith.

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

Exhibit Number		Description

1.1		Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company’s registration statement on Form S-1 filed with the SEC on December 20, 2016)
2.1		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Crestlake Holdings Limited (incorporated by reference to Exhibit 2.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.2		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Start Well International Limited (incorporated by reference to Exhibit 2.2 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.3		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Majestic Symbol Limited (incorporated by reference to the Exhibit 2.3 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.4		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Best Future Investment LLC (incorporated by reference to the Exhibit 2.4 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.5		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Fortunate Drift Limited (incorporated by reference to the Exhibit 2.5 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.6		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Jasper Lake Holdings Limited (incorporated by reference to Exhibit 2.6 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(e)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on January 20, 2016)
4.1		Yangtze River Development Limited 2016 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2016)
10.1		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Brookhollow Lake, LLC (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.2		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of New Port Property Holding, LLC (incorporated by reference to Exhibit 10.2 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.3		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin China Holding Ltd. (incorporated by reference to Exhibit 10.3 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.4		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin Hopkins Real Estate Group (incorporated by reference to Exhibit 10.4 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.5		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Archway Development Group LLC (incorporated by reference to Exhibit 10.5 filed on Current Report to Form 8-K with the SEC on January 7, 2016)

10.6	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Spectrum International Enterprise, LLC (incorporated by reference to Exhibit 10.6 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.7	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of HHC-6055 Centre Drive LLC (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.8	Offer and Acceptance Letter between the Company and Daniel W. Heffernan (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.9	Offer and Acceptance Letter between the Company and Harvey Leibowitz (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.10	Offer and Acceptance Letter between the Company and James Coleman (incorporated herein by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.11	Offer and Acceptance Letter between the Company and Zhixue Liu (incorporated herein by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.12	Offer and Acceptance Letter between the Company and Romano Tio (incorporated herein by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.13	Offer and Acceptance Letter between the Company and Tongmin Wang (incorporated herein by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.14	Offer and Acceptance Letter between the Company and Yanliang Wu (incorporated herein by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.15	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.16	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.17	Offer and Acceptance Letter between the Company and Zhihong Su (incorporated herein by reference to Exhibit 10.17 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.18	Offer and Acceptance Letter of Adam S. Goldberg dated February 14, 2017 (incorporated by reference to Exhibit 10.1filed on Current Report to Form 8-K with the SEC on March 9, 2017)
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 28, 2016)
16.1	Letter of Dominic K.F. Chan & Co. (now DCAW) dated May 13, 2016 (incorporated by reference to Exhibit 16.1 filed on Current Report to Form 8-K with the SEC on May 13, 2016)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.2 filed on Annual Report on Form 10-K filed with the SEC on February 2, 2016)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2017

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 9, 2017
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	March 9, 2017
Xin Zheng

/s/ James Stuart Coleman	Director	March 9, 2017
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 9, 2017
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 9, 2017
Yanliang Wu

/s/ Yu Zong	Director	March 9, 2017
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 9, 2017
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 9, 2017
Zhixue Liu

/s/Tongming Wang	Independent Director	March 9, 2017
Tongming Wang

/s/ Romano Tio	Independent Director	March 9, 2017
Romano Tio

/s/ Daniel W. Heffernan	Independent Director	March 9, 2017
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 9, 2017
Zhihong Su

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港皇后大道中三五九至三六一號南島商業大廈七樓

Tel : (852) 2851 7954 Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍旺角亞皆老街八號朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607 Fax: (852) 2780 0013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Yangtze River Development Limited

We have audited the accompanying consolidated balance sheets of Yangtze River Development Limited (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in owners’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yangtze River Development Limited as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, March 9, 2017

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$63,092	$512,569
Other assets and receivables	4,151,752	6,259,865
Real estate property completed	29,507,108	31,566,156
Real estate properties and land lots under development	341,427,234	364,876,105
Property and equipment, net	89,742	157,499
Deferred tax assets	4,472,581	3,614,419
Total Assets	$379,711,509	$406,986,613

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,159,212	$5,526,610
Due to related parties	31,870,222	32,045,112
Other taxes payable	49,918	13,350
Other payables and accrued liabilities	8,985,719	560,830
Real estate property refund and compensation payable	24,997,563	25,274,753
Convertible note	75,000,000	75,000,000
Loans payable	41,456,074	44,502,981
Total Liabilities	$187,518,708	$182,923,636

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 272,269,446 and 172,254,446 shares issued and outstanding at December 31, 2016 and 2015, respectively	27,227	17,225
Additional paid-in capital	242,696,445	242,622,947
Accumulated losses	(28,989,090)	(16,263,010)
Accumulated other comprehensive loss	(21,541,781)	(2,314,185)
Total Equity	$192,192,801	$224,062,977
Total Liabilities and Equity	$379,711,509	$406,986,613

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Years Ended December 31,
	2016	2015

Revenue	$-	$-
Cost of revenue	-	-
Gross profit (loss)	-	-

Operating expenses
Selling expenses	2,348	11,577
General and administrative expenses	5,446,175	4,547,646
Total operating expenses	5,448,523	4,559,223

Loss from operations	(5,448,523)	(4,559,223)

Other income (expenses)
Other income	3,587	868
Other expenses	(174)	(3,231)
Interest income	229	55
Interest expenses	(8,424,794)	(3,199,031)
Total other income (expenses)	(8,421,152)	(3,201,339)

Loss before income taxes	(13,869,675)	(7,760,562)
Income taxes benefit	1,143,595	1,378,700
Net loss	$(12,726,080)	$(6,381,862)

Other comprehensive loss
Foreign currency translation adjustments	(19,227,596)	(6,649,917)
Comprehensive loss	$(31,953,676)	$(13,031,779)

Loss per share - basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding - basic and diluted	177,459,678	151,682,554

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance as of January 1, 2015	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Extinguishment of debt with a former officer	-	-	11,687,098	-	-	11,687,098
Net loss	-	-	-	(6,381,862)	-	(6,381,862)
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Issuance of shares for the Armada transaction (See Note 1.1)	100,000,000	10,000	-	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)
Balance as of December 31, 2016	272,269,446	$27,227	$242,696,445	$(28,989,090)	$(21,541,781)	$192,192,801

See notes to the consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(12,726,080)	$(6,381,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, and equipment	-	3,082
Depreciation of property, and equipment	62,536	79,064
Deferred tax benefit	(1,143,595)	(1,378,700)
Share-based compensation expense	2,014,664	1,808,867
Changes in operating assets and liabilities:
Other assets and receivables	-	(1,534,700)
Real estate property completed	-	(312,163)
Real estate properties and land lots under development	(367,826)	(778,977)
Accounts payable	(7,553)	-
Other taxes payable	39,139	(13,914)
Other payables and accrued liabilities	8,559,773	2,257,051
Real estate property refund and compensation payables	1,433,737	1,517,110
Net Cash Used In Operating Activities	(2,135,205)	(4,735,142)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,851)	(11,733)
Proceeds from disposal of property and equipment	-	130
Effect of share exchange	-	505,782
Net Cash (Used In) Provided By Investing Activities	(1,851)	494,179

Cash Flows from Financing Activities:
Advances from related parties	2,201,144	4,874,761
Repayment of financial institution loans	(150,532)	(176,599)
Repayment to related parties	(361,843)	-
Net Cash Provided By Financing Activities	1,688,769	4,698,162

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,190)	(996)

Net (Decrease) Increase In Cash and Cash Equivalents	(449,477)	456,203
Cash and Cash Equivalents at Beginning of Year	512,569	56,366
Cash and Cash Equivalents at End of Year	$63,092	$512,569

Supplemental Cash Flow Information:
Cash paid for interest expenses	$-	$3,001,771
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transaction:
Issuance of shares for the Armada transaction	$10,000	$-
Restricted shares issued for services	$73,500	$3,750,030
Forgiveness of loans from an owner	$-	$285,413,074
Issuance of convertible note	$-	$150,000,000
Reduction of convertible note	$-	$75,000,000

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

1.1 Armada transaction

The Company, by and among Armada Enterprises GP (“Armada”) and Wight International Construction, LLC (“Wight”), entered into (i) a Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) dated October 3, 2016, first and second addendums, dated October 3, 2016 and November 30, 2016, respectively, and (ii) an Amended and Restated Limited Liability Company Agreement dated November 16, 2016 (collectively with the Contribution Agreement, the (“Agreement”, whereby the Company acquired 100 million preferred B membership units of Wight, which would ultimately convert into 100 million LP units in Armada Enterprises LP. In exchange, the Company issued a $500 million convertible promissory note (“Note”) and 50,000,000 shares of the Company’s common stock to Wight. As a result of the Agreement and the conversion of the Note on November 17, 2016, Wight owned 100,000,000 shares of the Company’s common stock representing 36.73% of the Company’s voting power and the Company owned 100 million preferred B membership units in Wight representing a 62.5% non-voting equity interest in Wight.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the FINANCIAL STATEMENTS

Under the terms of the Agreement, at the first closing, Wight was required to provide an aggregate total of $200 million, including $50 million in working capital and $150 million in construction funding (the “Funding”) to the Company, by January 18, 2017. Wight did not provide the Funding on January 18, 2017 and the Company provided to Wight a “Notice of Default and Request for Cure”. Wight proposed to provide $50 million in working capital funding on or before February 15, 2017 and secure $150 million in construction funding on or before March 15, 2017. Wight failed to provide the $50 million in working capital funding as proposed by February 15, 2017. Therefore, the Company, on February 24, 2017 decided to terminate the Agreement for non-performance by Wight. Pursuant to the Agreement, the termination thereof calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight.

On February 27, 2017, the Company issued a “Termination and Demand” letter to Wight which terminated the Agreement with Wight and Armada and demanded the return of the 100,000,000 shares of common stock.

On March 1, 2017, the 100,000,000 shares of the Company’s common stock were canceled and returned by Wight, and were subsequently returned to the Company’s treasury.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2016 and 2015.

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

As of December 31, 2016 and 2015, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	December 31,
	2016	2015
Balance sheet items, except for equity accounts	6.9447	6.4917

	For the Years Ended December 31,
	2016	2015
Items in the statements of operations and comprehensive income, and statements of cash flows	6.6431	6.2288

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

The Company has not generated any revenue from the sales of real estate property for the years ended December 31, 2016 and 2015.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2016 and 2015, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2016 and 2015, the Company recorded advertising expenses of $2,348 and $7,724, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2016 and 2015, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-06, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

(c) For the years ended December 31, 2016 and 2015, there were no sales.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of December 31, 2016 and 2015 consisted of:

	December 31,
	2016	2015

Deposits	$792	$847
Prepaid consulting and legal fees	-	1,941,163
Underwriting commission and rental deposit	1,606,000	1,606,000
Temporary investment deposit	10,000	-
Excessive business tax and related urban construction and education surcharge	1,578,178	1,726,408
Excessive land appreciation tax	956,782	985,447
	$4,151,752	$6,259,865

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	December 31,
	2016	2015
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,213,617	$7,716,994
Other development costs	22,293,491	23,849,162
	$29,507,108	$31,566,156

As of December 31, 2016, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of December 31, 2016, the Company has completed the construction of four buildings covering area of approximately 35,350.4square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	December 31,
	2016	2015
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,699,859	$9,306,948
Other development costs	36,791,759	38,982,735

Land lots under development Costs of land use rights	295,935,616	316,586,422
	$341,427,234	$364,876,105

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of December 31, 2016, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $169,461,795, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at December 31, 2016.(See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life	December 31,
	Years	2016	2015

Fixture, furniture and office equipment	5	$60,017	$63,474
Vehicles	5	493,955	528,424
Less: accumulated depreciation		(464,230)	(434,399)
Property and equipment, net		$89,742	$157,499

Depreciation expense totaled $62,536 and $79,064 for the years ended December 31, 2016 and 2015, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2016 and 2015 consisted of:

	December 31,
	2016	2015

Salaries payable	$301,590	$182,716
Business tax and related urban construction and education surcharge	10,577	12,947
Deposits from contractors	156,954	167,907
Interest payable on convertible bond	6,197,260	197,260
Interest payable on loans	2,319,338	-
	$8,985,719	$560,830

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the years ended December 31, 2016 and 2015, the Company incurred $1,433,737 and $1,528,126 compensation expenses which were included in general and administrative expenses.

As at December 31, 2016, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	December 31,
	2016	2015

Property sales deposits	$18,838,103	$20,152,652
Compensation	6,159,460	5,122,101
	$24,997,563	$25,274,753

10. Loans payable

		December 31,
Bank name	Term	2016	2015

China Construction Bank	From May 30, 2014 to May 29, 2020	$41,456,074	$44,502,981

Loans are floating rate loans whose rates (2016: 5.58% per annum and 2015: 6.33% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the years ended December 31, 2016 and 2015 was $2,424,794 and $3,001,771, respectively.

Land use right with net book value of $169,461,795, including in real estate held for development and land lots under development were pledged as collateral for the loan as at December 31, 2016.

The aggregate maturities of loans payable of each of years subsequent to December 31, 2016 are as follows:

2017	$10,079,629
2018	10,079,629
2019	11,519,576
2020	9,777,240
$41,456,074

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

12. CONVERTIBLE NOTE

On December 19, 2015, the Company issued an 8% convertible note in the principal amount of $150,000,000 to Jasper, a related party, in the Share Exchange (see Note 1). The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is December 18, 2018.

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

The interest expense for the convertible note included in the consolidated statements of operations was $6,197,260 and $197,260, respectively, for the years ended December 31, 2016 and 2015. Note issuance costs are immaterial.

The interest payable for the convertible note included in the consolidated balance sheets was $6,197,260 and $197,260, respectively as at December 31, 2016 and 2015.

13. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $125,027 and $64,005, respectively for the years ended December 31, 2016 and 2015.

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

Income tax expenses for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015

Current	$-	$-
Deferred tax benefit	$1,143,595	$1,378,700

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	Years Ended December 31,
	2016	2015

EIT at the PRC statutory rate of 25%	$3,467,419	$1,940,140
Valuation allowance	(2,323,824)	(561,440)
	$1,143,595	$1,378,700

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015
Deferred tax assets
Operating loss carry forward	$372,075	$303,237
Excess of interest expenses	1,887,225	1,398,582
Accrued expenses	2,213,281	1,912,600
	$4,472,581	$3,614,419

The Company had net operating losses carry forward of $1,423,666 as of December 31, 2016 which will expire on various dates between December 31, 2018 and 2020.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the FINANCIAL STATEMENTS

15. loss per share

	Years Ended December 31,
	2016	2015
Numerator:
Net loss	$(12,726,080)	$(6,381,862)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	177,459,678	151,682,554

Basic and diluted loss per share	$(0.07)	$(0.04)

Common shares of 7,950,411 resulting from the assumed conversion of 8% Convertible Note (Note 12) were excluded from the calculation of diluted loss per share for the years ended December 31, 2016 as their effect is anti-dilutive.

16. Related Party Transactions

16.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”)	Former shareholder (Mr Wang Geng) of Wuhan Newport
Wuhan Renhe Real Estate Co., Ltd (“Renhe RE”)	Mr. Wang Geng, the director of the Company, holds 100% of Renhe RE

16.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $118,263 and $126,516 as at December 31, 2016 and 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	December 31,
	2016	2015

At beginning of year	$126,516	$126,516
Exchange difference adjustment	(8,253)	-
At end of year	$118,263	$126,516

Amount due to Mr Liu Xiangyao were $31,751,959 and $2,428,731 as at December 31, 2016 and 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the FINANCIAL STATEMENTS

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	December 31,
	2016	2015

At beginning of year	$2,428,731	$-
Advances from the director	29,720,658	2,428,731
Repayment to the director	(359,881)	-
Exchange difference adjustment	(37,549)	-
At end of year	$31,751,959	$2,428,731

Amount due to Wuhan Renhe were $nil and $28,822,089 as at December 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity.

A summary of changes in the amount due to Wuhan Renhe is as follows:

	December 31,
	2016	2015
At beginning of year	$28,822,089	$322,388,060
Advances from the related party	-	28,463,394
Forgiveness of loan	-	(285,413,074)
Exchange difference adjustment	-	(36,616,291)
Repayment to the related company	28,822,089	-
At end of year	$-	$28,822,089

Amount due to Renhe RE were $nil and $667,776 as at December 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Renhe RE is as follows:

	December 31,
	2016	2015
At the beginning of year	$667,776	$-
Advances from the related party	-	667,776
Repayment to the related company	667,776	-
At end of year	$-	$667,776

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

17. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.7 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 was recognized in 2016. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

On January 25, 2016, the Company granted 15,000 shares of the Company’s restricted common stock to a consultant, in exchange for its legal and professional services to the Company for the year 2016. These shares were valued at $4.9 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of approximately $73,500 was recognized in 2016.

Total compensation expenses recognized in the general and administrative expenses of the consolidated statements of operations for the years ended December 31, 2016 and 2015 was $2,014,663 and $1,808,867 respectively.

18. Concentration of Credit Risks

As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of December 31, 2016 and 2015.

19. Commitments and Contingencies

Operating lease commitments

For the years ended December 31, 2016 and 2015, rental expenses under operating leases were $72,000 and $6,000, respectively.

The future obligations for operating leases of each of years subsequent to December 31, 2016 are as follows:

2017	$21,000
2018	-
Total minimum payment required	$21,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of December 31, 2016.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

20. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $287,214,468 as of December 31, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

21. GOING CONCERN

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

22. SUBSEQUENT EVENTS

Under the terms of the Armada Agreement (See Note 1.1), at the first closing, Wight was required to provide an aggregate total of $200 million, $50 million in Working Capital and $150 million in Construction Funding, to us by January 18, 2017. Wight did not provide the funding on January 18, 2017 and we gave Notice of Default and Request for Cure. Wight proposed to provide $50 million in Working Capital on or before February 15, 2017 and secure $150 million in Construction Funding on or before March 15, 2017. Wight failed to provide the $50 million in Working Capital as proposed by February 15, 2017.

On February 24, 2017, due to Wight’s nonperformance and nonpayment of $50 million for the First Financing, the Company decided to unwind Armada Financing. Pursuant to Armada Agreement, the termination of the Armada Agreement calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight. On February 27, 2017, the Company issued a notice of termination of contract to Wight.

On February 27, 2017, the Company issued a “Termination and Demand” letter to Wight which terminated the Agreement with Wight and Armada and demanded the return of the 100,000,000 shares of common stock.

On March 1, 2017, the 100,000,000 shares of the Company’s common stock were canceled and returned by Wight, and were subsequently returned to the Company’s treasury.

The Company reserves the right to pursue any further legal action with respect to Armada’s and Wight’s default under the Agreement.

