Form 10-K/A
period 2016-12-31
Yangtze River Development Ltd
filed 2017-03-10
CIK 1487843

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

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2016. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of correcting clerical errors on certain names listed on the beneficial ownership table under Item 12 and amending a clerical error regarding an independent director’s name under Item 13 and on the signature page on the Original Form 10-K.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Xiangyao Liu, CEO, President, Chief Executive Officer, and Chairman of the Board (2)	91,240,000	52.96%
James Stuart Coleman, Executive Director(3)	4,060,000	2.36%
Xin Zheng, Chief Financial Officer	0	0%
Yanliang Wu, Executive Director	0	0%
Yu Zong, Executive Director	0	0%
Harvey Leibowitz, Independent Director	0	0%
Zhixue Liu, Independent Director	0	0%
Tongming Wang, Independent Director	0	0%
Daniel W. Heffernan, Independent Director	0	0%
Romano Tio, Independent Director (8)	0	0%
Adam S. Goldberg, Independent Director (8)	0	0%
Zhihong Su, Independent Director	0	0%
Zhanhuai Cheng, Executive Director	0	0%
All directors and executive officers as a group (13 people)	95,300,000	55.32%
5% Shareholders:
Jasper Lake Holdings Limited (2)	91,240,000	52.96%
Crestlake Holdings Limited (4)	16,600,000	9.64%
Fortunate Drift Limited (5)	16,600,000	9.64%
Majestic Symbol Limited (6)	16,600,000	9.64%
Prolific Lion Limited (7)	14,575,348	8.46%

(1)	Based on 172,269,446 shares of Common Stock outstanding as of March 8, 2017.
(2)	Mr. Liu has investing and dispositive power of shares beneficially owned by Jasper Lake Holdings Limited.

(3)	Mr. Coleman owns all of the membership interest of Best Future Investment LLC., which owns 4,060,000 shares of the Company’s common stock. Mr. Coleman may be deemed to be the beneficial owner of the shares of our common stock held by Best Future Investment LLC.

(4)	Yanliang Hu has investing and dispositive power of shares beneficially owned by Crestlake Holdings Limited.

(5)	Linyu Cheng has investing and dispositive power of shares beneficially owned by Fortunate Drift Limited.

(6)	Long Zhao has investing and dispositive power of shares beneficially owned by Majestic Symbol Limited.

(7)	Zhimin Chen has sole voting and dispositive power of shares beneficially owned by Prolific Lion Limited. Additionally, Mr. Chen has sole voting and dispositive power of 1,746,000 shares beneficially owned by Valiant Power Limited.

(8)	Adam Goldberg replaced Romano Tio as member of the Board in February 2017.

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

Based on this review, Harvey Leibowitz, Zhixue Liu, Tongming Wang, Adam Goldberg, Daniel Heffernan and Zhihong Su are “independent” directors. In addition, and by definition, the Board has determined that all members of each of the audit and compensation committees are independent.

The Board has determined that Mr. Harvey Leibowitz qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

As of March 8, 2017, our Board is composed of eleven members, of which six directors are independent directors. The six independent directors are Harvey Leibowitz, Zhixue Liu, Tongming Wang, Adam Goldberg, Daniel Heffernan and Zhihong Su. In addition, as indicated above, each of our audit and compensation committees is composed entirely of independent directors, including the chairperson of the audit committee and compensation committees.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2017

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 10, 2017
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	March 10, 2017
Xin Zheng

/s/ James Stuart Coleman	Director	March 10, 2017
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 10, 2017
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 10, 2017
Yanliang Wu

/s/ Yu Zong	Director	March 10, 2017
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 10, 2017
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 10, 2017
Zhixue Liu

/s/Tongming Wang	Independent Director	March 10, 2017
Tongming Wang

/s/ Adam Goldberg	Independent Director	March 10, 2017
Adam Goldberg

/s/ Daniel W. Heffernan	Independent Director	March 10, 2017
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 10, 2017
Zhihong Su

