Form 10-K/A
period 2016-12-31
Yangtze River Development Ltd
filed 2017-03-17
CIK 1487843

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

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 (“Amendment No. 2”) to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Annual Report”). Company subsequently filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 (“Amendment No. 1”) on March 10, 2017. The purpose of this Amendment No. 2 is to amend the director compensation table under item 11 “Executive Compensation” section.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 2 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 2 includes the currently dated certifications as exhibits.

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

TABLE OF CONTENTS

Part III

Item 11	Executive Compensation	1

Part IV

Item 15	Exhibits, Financial Statement Schedules
Signatures		4

PART III

Item 11. Executive Compensation.

Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2016 and 2015.

Name	Year	Salary ($)	Bonus ($)	Securities-based Compensation ($)	All other compensation ($)	Total ($)
Xiangyao Liu	2016	0	-	-	-	0
Chief Executive Officer(1)	2015	0	-	-	-	0

Jianfeng Guo Former Chief Executive Officer,	2016	-	-	-	-	0
Former Chairman of the Board (2)	2015	-	-	-	-	0

Longlin Hu	2016	0				0
Former Chief Executive Officer(3)	2015	37,500				37,500

Xin “Cindy” Zheng	2016	-	-	-	-	-
Chief Financial Officer	2015	54,000	-	-	-	54,000

(1)	On December 19, 2015, Company acquired Energetic Mind and its wholly-owned subsidiaries and in connection with that transaction, Mr. Liu was appointed as our President, Chief Executive Officer, Secretary and Chairman of the Board. The amounts in this table reflect compensation awarded or paid by Energetic Mind and its subsidiaries to Mr. Liu in fiscal year 2014 and 2015. As of the date of this Annual Report, President, Chief Executive Officer, Secretary and Chairman of the Board.

(2)	Mr. Guo was appointed as our President and Chief Executive Officer on June 1, 2015 and resigned as an executive officer and director on December 19, 2015 as a result of the transaction describe above in (1).

(3)	Mr. Hu resigned from all his officer and director positions as president and chief executive office of the Company and as a member of the board of directors on June 1, 2015. Prior to his resignation, Mr. Hu served as the President and Chief Executive Officer and a member of the Board of Directors from March 1, 2011.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Director Compensation Table

The following table sets forth the compensation received by each of our Directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiangyao Liu Chairman of the Board	-		-	-	-	-	-	-
James Stuart Coleman Executive Director(1)	70,000		-	-	-	-	-	70,000
Zhanhuai Cheng Executive Director (1)	24,000		-	-	-	-	-	24,000
Yanliang Wu Executive Director (1)	24,000		-	-	-	-	-	24,000
Yu Zong Executive Director(1)	24,000		-	-	-	-	-	24,000
Harvey Leibowitz Independent Director (2)	50,105	(7)	-	-	-	-	-	50,105
Zhixue Liu Independent Director(3)	24,000		-	-	-	-	-	24,000
Tongmin Wang Independent Director(3)	24,000		-	-	-	-	-	24,000
Daniel W. Heffernan Independent Director (4)(5)	46,158	(8)	-	-	-	-	-	46,158
Romano Tio Independent Director(4)(5)(6)	46,158	(8)	-	-	-	-	-	46,158
Zhihong Su Independent Director(3)(5)	24,000		-	-	-	-	-	24,000

(1)	As employee directors, James Coleman will be provided with cash compensation of $70,000 per year. Yanliang Wu, Yu Zong and Zhanhuai Cheng will be provided with cash compensation of $24,000 per year, payable monthly.

(2)	As an independent director and Chair of the Audit Committee, Harvey Leibowitz will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 20,000 shares of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(3)	As independent directors, Zhihong Su, Tongmin Wang and Zhixue Liu will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 10,000 shares of restricted common stock for services rendered to the Company, with an annual compensation in cash of $24,000, payable monthly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(4)	As independent directors, Daniel W. Heffernan and Romano Tio will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 15,000 shares of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(5)	Individuals were appointed as members of the Board in January 2016.

(6)	Adam Goldberg replaced Romano Tio as member of the Board in February 2017.

(7)	Harvey Leibowitz began serving as an independent director of the Company since December 15, 2015. $2,105 was added to his $48,000 annual compensation in 2016.

(8)	Daniel Heffernan and Romano Tio began serving as independent directors of the Company since January 14, 2016. $1,842 was deducted from $48,000 annual compensation for each of them in 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Annual Report and the exhibits listed in the exhibit index of this Amendment No. 2 are filed with, or incorporated by reference in, this report.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2017

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 17, 2017
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	March 17, 2017
Xin Zheng

/s/ James Stuart Coleman	Director	March 17, 2017
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 17, 2017
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 17, 2017
Yanliang Wu

/s/ Yu Zong	Director	March 17, 2017
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 17, 2017
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 17, 2017
Zhixue Liu

/s/ Tongmin Wang	Independent Director	March 17, 2017
Tongmin Wang

/s/ Adam Goldberg	Independent Director	March 17, 2017
Adam Goldberg

/s/ Daniel W. Heffernan	Independent Director	March 17, 2017
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 17, 2017
Zhihong Su

4