Form 10-K/A
period 2016-12-31
Yangtze River Development Ltd
filed 2017-05-01
CIK 1487843

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

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

EXPLANATORY NOTE

Yangtze River Development Limited (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 (“Amendment No. 2”) to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Annual Report”). Company subsequently filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 (“Amendment No. 1”) on March 10, 2017 and Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 (“Amendment No. 2”) on March 17, 2017. The purpose of this Amendment No. 3 is to include (i) management discussion and analysis on internal controls; (ii) the attestation report of the registered public accounting firm pursuant to Rule 308(b) of Regulation S-K and (iii) to identify certain material weakness in our internal control over financial reporting and to indicate the changes in internal control over financial reporting for the year ended December 31, 2016.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 3 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 3 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 3 to modify or update the other disclosures in the Original Annual Report or Amendment No. 1 or Amendment No. 2. Amendment No. 3 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 3 should be read in conjunction with the Original Annual Report, Amendment No. 1 and Amendment No. 2.

TABLE OF CONTENTS

Part III

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	1

Item 9A	Controls and Procedures	8

Part IV

Item 15	Exhibits, Financial Statement Schedules	11
Signatures		12

PART III

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

Internal Control

As detailed in the Item 9A in this Report, we have determined that as of December 31, 2016, the Company’s internal control over financial reporting was not effective.  The circumstances that gave rise to such ineffectiveness were as follow:

Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2016; and

Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results; The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2016.

PART III

Item 9A. Controls and Procedures.

1.	Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 and concluded that the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

2.	Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2016 was not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2016; and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2016.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Yangtze River Development Limited

We have audited Yangtze River Development Limited’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Yangtze River Development Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2016, including lack of adequate knowledge of US GAAP and SEC rules for identifying and resolving complex accounting issues, and supporting the accurate reporting of the Company’s financial results. These material weaknesses existed as of December 31, 2015 and had not yet been fully remediated as of December 31, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 9, 2017 on those financial statements.

In our opinion, Yangtze River Development Limited did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yangtze River Development Limited and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, April 28, 2017

(c)	Remediation Efforts to Address Significant Deficiencies

We intend to take the following actions to address the material weaknesses described above:

●	Our Nomination Committee of the Board plans to increase our professional accounting and finance personnel to manage our Company’s U.S. GAAP practice and SEC reporting compliance. In specific, the Nomination Committee is actively looking for a new CFO who is capable of and experienced at GAAP financial reporting, corporate governance and internal control management. Such nomination is expected to take place and approved by the Board by the end of the second quarter of 2017;

●	Our Audit Committee of the Board will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations. We expect to provide it to our staff during the second quarter of 2017;

●	Our Audit Committee as well as the Board will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance. The review of the processes and procedures shall be carried out during the second quarter of 2017.

Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Centurion ZD CPA Ltd., the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Centurion ZD CPA Ltd. has issued their report which is included elsewhere herein.

(d)	Changes in Internal Controls over Financial Reporting

On January 25, 2016, the Board formed and adopted charters for the Audit Committee, which consists of solely independent directors, and is chaired by Harvey Leibowitz, whom the Board believes qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

Other than above, there were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Annual Report and the exhibits listed in the exhibit index of the Amendment No.1 and Amendment No. 2 are filed with, or incorporated by reference in, this report.

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

YANGTZE RIVER DEVELOPMENT LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2017

By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	April 28, 2017
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Xin Zheng	(Principal Financial and Accounting Officer)	April 28, 2017
Xin Zheng

/s/ James Stuart Coleman	Director	April 28, 2017
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	April 28, 2017
Zhanhuai Cheng

/s/ Yanliang Wu	Director	April 28, 2017
Yanliang Wu

/s/ Yu Zong	Director	April 28, 2017
Yu Zong

/s/ Harvey Leibowitz	Independent Director	April 28, 2017
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	April 28, 2017
Zhixue Liu

/s/ Tongmin Wang	Independent Director	April 28, 2017
Tongmin Wang

/s/ Adam Goldberg	Independent Director	April 28, 2017
Adam Goldberg

/s/ Daniel W. Heffernan	Independent Director	April 28, 2017
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	April 28, 2017
Zhihong Su