Form 10-Q
period 2017-03-31
Yangtze River Development Ltd
filed 2017-05-08
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-166343

YANGTZE RIVER DEVELOPMENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

41 John Street, Suite 2A New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 861- 3315

183 Broadway, Suite 5

New York, NY 10007

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 172,269,446 shares of common stock, $0.0001 per share, outstanding at May 8, 2017.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YERR,” “we,” “us,” and “our” refers to the combined business of Yangtze River Development Limited, a corporate formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital”), a company formed under the laws of Hong Kong, Ricofeliz Capital’s wholly-owned subsidiary, and Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China”).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited condensed consolidated financial statements have been prepared by Yangtze River Development Limited (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

TABLE OF CONTENTS

Pages

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2017 and 2016	F-2

Condensed Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2017, and for the Year Ended December 31, 2016	F-3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2017 and 2016	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 - F-18

1

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

Condensed consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$64,894	$63,092
Other assets and receivables	4,164,411	4,151,752
Real estate property completed	29,746,979	29,507,108
Real estate properties and land lots under development	344,292,417	341,427,234
Property and equipment, net	76,389	89,742
Deferred tax assets	4,793,436	4,472,581
Total Assets	$383,138,526	$379,711,509

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$5,201,102	$5,159,212
Due to related parties	32,556,098	31,870,222
Other taxes payable	37,743	49,918
Other payables and accrued liabilities	11,181,750	8,985,719
Real estate property refund and compensation payable	25,545,051	24,997,563
Convertible note	75,000,000	75,000,000
Loans payable	41,793,081	41,456,074
Total Liabilities	$191,314,825	$187,518,708

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,269,446 and 272,269,446 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17,227	27,227
Additional paid-in capital	242,696,445	242,696,445
Accumulated losses	(31,578,832)	(28,989,090)
Accumulated other comprehensive loss	(19,311,139)	(21,541,781)
Total Equity	$191,823,701	$192,192,801
Total Liabilities and Equity	$383,138,526	$379,711,509

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

CONDENSED consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Three Months Ended March 31,
	2017	2016

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	747,206	1,955,484
Total operating expenses	747,206	1,955,484

Loss from operations	(747,206)	(1,955,484)

Other income (expenses)
Other income	-	-
Other expenses	(21)	(28)
Interest income	38	76
Interest expenses	(2,127,056)	(2,158,685)
Total other expenses	(2,127,039)	(2,158,637)

Loss before income taxes	(2,874,245)	(4,114,121)
Income taxes benefits	284,503	306,927
Net loss	$(2,589,742)	$(3,807,194)

Other comprehensive income
Foreign currency translation adjustments	2,230,642	1,939,918
Comprehensive loss	$(359,100)	$(1,867,276)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	238,936,113	172,265,325

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive loss	Total
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	-	-	-	73,500
Issuance of shares for the Armada transaction (See Note 1.1)	100,000,000	10,000	73,498	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)
Balance as of December 31, 2016	272,269,446	$27,227	$242,696,445	$(28,989,090)	$(21,541,781)	$192,192,801

Cancellation of shares issued (See Note 1.1)	(100,000,000)	(10,000)	-	-	-	(10,000)
Net loss	-	-	-	(2,589,742)	-	(2,589,742)
Foreign currency translation adjustment	-	-	-	-	2,230,642	2,230,642
Balance as of March 31, 2017 (Unaudited)	172,269,446	$17,227	$242,696,445	$(31,578,832)	$(19,311,139)	$191,823,701

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

condensed consolidated Statements of Cash Flows

	(Unaudited) For the Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(2,589,742)	$(3,807,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	14,013	17,266
Deferred tax benefit	(284,504)	(306,927)
Share-based compensation expense	-	1,044,082
Changes in operating assets and liabilities:
Other assets and receivables	(2,044)	-
Real estate properties and land lots under development	(89,637)	(57,155)
Accounts payable	10	47,131
Other taxes payable	(12,581)	-
Other payables and accrued liabilities	2,173,382	2,163,882
Real estate property refund and compensation payables	344,286	365,178
Net Cash Used In Operating Activities	(446,817)	(533,737)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,851)
Net Cash Used In Investing Activities	-	(1,851)

Cash Flows from Financing Activities:
Advances from related parties	466,577	231,990
Repayment to related parties	(18,146)	-
Net Cash Provided By Financing Activities	448,431	231,990

Net (Increase) Decrease In Cash and Cash Equivalents	1,614	(303,598)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	188	36
Cash and Cash Equivalents at Beginning of Period	63,092	512,569
Cash and Cash Equivalents at End of Period	$64,894	$209,007

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$-	$73,500
Cancellation of shares for the Armada transaction	$10,000	$-

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

March 31, 2017 and December, 31 2016

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

On December 19, 2015, the Company completed a share exchange (the “Share Exchange”) with Energetic Mind and all the shareholders of Energetic Mind, whereby Yangtze River acquired 100% of the issued and outstanding capital stock of Energetic Mind, in exchange for 151,000,000 shares of Yangtze River’s common stock, which constituted approximately 88% of its issued and outstanding shares on a fully-diluted basis of Yangtze River immediately after the consummation of the Share Exchange, and an 8% convertible note (the “Note”) in the principal amount of $150,000,000. As a result of the Share Exchange, Energetic Mind became Yangtze River’s wholly-owned subsidiary and Jasper Lake Holdings Limited (“Jasper”), the former shareholder of Energetic Mind, became Yangtze River’s controlling stockholder. The Share Exchange transaction with Energetic Mind was treated as an acquisition, with Energetic Mind as the accounting acquirer and Yangtze River as the acquired party. The financial statements before the date of the Share Exchange are those of Energetic Mind with the results of the Company being condensed consolidated from the date of the Share Exchange.

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

1.1 Armada transaction

On October 6, 2016 and November 23, 2016 the Company, by and among Armada Enterprises GP (“Armada”) and Wight International Construction, LLC (“Wight”), entered into (i) a Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) dated October 3, 2016 and its first and second addendums and (ii) an Amended and Restated Limited Liability Company Agreement dated November 16, 2016 (collectively with the Contribution Agreement, the “Agreements” or “Transaction”), whereby the Company acquired 100 million preferred B membership units, which will be ultimately converted into 100 million LP units in Armada Enterprises LP and in exchange, the Company issued a $500 million convertible promissory note (“Note”) and 50,000,000 shares of the Company’s common stock to Wight. As result of the Transaction and the conversion of the Note on November 17, 2016, Wight owns 100,000,000 shares of the Company’s common stock representing 36.73% of the Company’s voting power; the Company owns 100 million preferred B membership units in Wight representing 62.5% non-voting equity interest in Wight.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

Under the terms of the Armada Agreement, at the first closing, Wight was required to provide an aggregate total of $200 million, $50 million in Working Capital and $150 million in Construction Funding, to us by January 18, 2017. Wight did not provide the funding on January 18, 2017 and we gave Notice of Default and Request for Cure. Wight proposed to provide $50 million in Working Capital on or before February 15, 2017 and secure $150 million in Construction Funding on or before March 15, 2017. Wight failed to provide the $50 million in Working Capital as proposed by February 15, 2017.

On February 24, 2017, due to Wight’s nonperformance and nonpayment of $50 million for the First Financing, the Company decided to unwind Armada Financing. Pursuant to Armada Agreement, the termination of the Armada Agreement calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight. On February 27, 2017, the Company issued a notice of termination of contract to Wight. As of March 1, 2017, the Company cancelled the 100,000,000 shares of common stocks issued to Wight. The Company reserves the right to pursue any further legal action with respect to Armada and Wight’s default.

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

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017 and 2016, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

	March 31, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.8887	6.9447

	For the Three Months Ended March 31,
	2017	2016
Items in the statements of operations and comprehensive income, and statements of cash flows	6.8885	6.5404

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

The Company has not generated any revenue from the sales of real estate property for the three months ended March 31, 2017 and 2016.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2017 and 2016, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2017 and 2016, the Company recorded advertising expenses of $nil and $1,468, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2017 and 2016, the Company did not have any uncertain tax position.

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

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-08, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

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

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Deposits	$799	$792
Prepaid consulting and legal fees	1,710	-
Underwriting commission deposit	1,606,000	1,606,000
Temporary investment deposit	-	10,000
Excessive business tax and related urban construction and education surcharge	1,627,248	1,578,178
Excessive land appreciation tax	928,654	956,782
	$4,164,411	$4,151,752

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	March 31, 2017	December 31, 2016
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,272,259	$7,213,617
Other development costs	22,474,720	22,293,491
	$29,746,979	$29,507,108

As of March 31, 2017, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of March 31, 2017, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	March 31, 2017	December 31, 2016
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,770,582	$8,699,859
Other development costs	37,180,483	36,791,759
Land lots undeveloped
Costs of land use rights	298,341,352	295,935,616
	$344,292,417	$341,427,234

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of March 31, 2017, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $170,839,393, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at March 31, 2017. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	March 31, 2017	December 31, 2016
		(Unaudited)
Fixture, furniture and office equipment	5	$60,418	$60,017
Vehicles	5	497,970	493,955
Less: accumulated depreciation		(481,999)	(464,230)
Property and equipment, net		$76,389	$89,742

Depreciation expense totaled $14,013 and $17,266 for the three months ended March 31, 2017 and 2016, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Salaries payable	$350,298	$301,590
Business tax and related urban construction and education surcharge	10,873	10,577
Deposits from contractors	158,230	156,954
Interest payable on convertible bond	7,697,260	6,197,260
Interest payable on loans	2,965,089	2,319,338
	$11,181,750	$8,985,719

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended March 31, 2017 and 2016, the Company incurred $344,286 and $365,178 compensation expenses which were included in general and administrative expenses.

As at March 31, 2017, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	March 31, 2017	December 31, 2016
	(Unaudited)
Property sales deposits	$18,991,243	$18,838,103
Compensation	6,553,808	6,159,460
	$25,545,051	$24,997,563

10. Loans payable

Bank name	Term	March 31, 2017	December 31, 2016
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$41,793,081	$41,456,074

Loans are floating rate loans whose rates (2017: 6% per annum and 2016: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the three months ended March 31, 2017 and 2016 was $626,914 and $672,158, respectively.

Land use right with net book value of $170,839,393, including in real estate held for development and land lots under development were pledged as collateral for the loan as at March 31, 2017.

The aggregate maturities of loans payable of each of years subsequent to March 31, 2017 are as follows:

(Unaudited)
2018	10,161,568
2019	11,613,221
2020	20,018,292
$41,793,081

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO thE unaudited condensed FINANCIAL STATEMENTS

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

The interest expense for the convertible note included in the condensed consolidated statements of operations was $1,500,000 and $1,495,890, respectively, for the three months ended March 31, 2017 and 2016. Note issuance costs are immaterial.

The interest payable for the convertible note included in the condensed consolidated balance sheets was $7,697,260 and $6,197,260, respectively as at March 31, 2017 and December 31, 2016.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $31,134 and $56,951, respectively for the three months ended March 31, 2017 and 2016.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

Income tax expenses for the three months ended March 31, 2017 and 2016 are summarized as follows:

	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred tax benefit	284,503	306,927
	$284,503	$306,927

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$718,561	$1,028,530
Valuation allowance	(434,058)	(721,603)
	$284,503	$306,927

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2017, and December 31, 2016 are presented below.

	March 31, 2017	December 31, 2016
Deferred tax assets	(Unaudited)
Operating loss carry forward	$376,898	$372,075
Excess of interest expenses	2,059,291	1,887,225
Accrued expenses	2,357,247	2,213,281
	$4,793,436	$4,472,581

The Company had net operating losses carry forward of $1,507,547 as of March 31, 2017 which will expire on various dates between December 31, 2018 and 2020.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(2,589,742)	$(3,807,194)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	238,936,113	172,265,325

Basic and diluted loss per share	$(0.01)	$(0.02)

Common shares of 8,269,726 resulting from the assumed conversion of 8% Convertible Note (Note 12) were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $119,225 and $118,263 as at March 31, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$118,263	$126,516
Exchange difference adjustment	962	(8,253)
At end of period	$119,225	$118,263

Amount due to Mr Liu Xiangyao were $32,436,873 and $31,751,959 as at March 31, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$31,751,959	$2,428,731
Advances from the director	466,569	29,720,658
Repayment to the director	(18,146)	(359,881)
Exchange difference adjustment	236,491	(37,549)
At end of period	$32,436,873	$31,751,959

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

16. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.7 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the condensed consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 was recognized in 2016. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

On January 25, 2016, the Company granted 15,000 shares of the Company’s restricted common stock to a consultant, in exchange for its legal and professional services to the Company for the year 2016. These shares were valued at $4.9 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of approximately $73,500 was recognized in 2016.

Total compensation expenses recognized in the general and administrative expenses of the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was $nil and $1,044,082, respectively.

17. Concentration of Credit Risks

As of March 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of March 31, 2017 and 2016.

18. Commitments and Contingencies

Operating lease commitments

For the three months ended March 31, 2017 and 2016, rental expenses under operating leases were $18,000 and $18,000, respectively.

The future obligations for operating leases of each of years subsequent to March 31, 2017 are as follows:

(Unaudited)
2017	$6,000
2018	-
Total minimum payment required	$6,000

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any contingency as of March 31, 2017.

Yangtze River Development Limited

(FORMERLY Kirin International Holding, Inc.)

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $289,549,307 as of March 31, 2017. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

21. SUBSEQUENT EVENTS

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

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

Overview

Yangtze River Development Limited is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited, a British Virgin Islands company, which holds 100% capital stock of Ricofeliz Capital (HK) Ltd., a Hong Kong company that holds 100% capital stock of Wuhan Yangtze River Newport Logistics Co., Ltd., a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of China. Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China's latest "One Belt One Road" initiative and is believed to be strategically positioned in the "Pilot Free Trade Zone" of the Wuhan Port, a crucial trading window among China, the Middle East and Europe. To be fully developed upon completion, within the Logistics Center, there will be six operating zones: including port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The logistics center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

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

Time	Phase of Investment/Construction	Percentage of Total Anticipated Investment/Construction (1)	Production Capacity (2)
1st Year (2017)	1st Phase	40%	30%
2nd Year (2018)	2nd Phase	70%	40%
3rd Year (2019)	3rd Phase	100%	60%
4th Year (2020)	Completed	100%	75%
5th Year (2021)	Completed	100%	100%

(1)	The percentage of construction in a certain phase reflects the anticipated contribution of the investment in such particular phase. For example, contribution of 40% of the total investment in Phase 1 will lead to construction of 40% of total value of the Logistics Center.
(2)	The percentage of Production Capacity shows the fraction of the target maximum annual profit to be earned under the full operation of the Wuhan Project. We target to reach its maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation according to our business plan.

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

Pilot Free Trade Zone

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is strategically situated at one of China’s Pilot Free Trade Zone (FTZ). On March 31, 2017, the PRC State Council has approved the establishment of seven pilot free trade zones in Liaoning, Zhejiang, Henan, Hubei, Sichuan, Shaanxi as well as Chongqing municipality. On April 1, 2017, the seven zones were officially open. Hubei FTZ will be built on an area of 119.96 square kilometers including up to 70 square kilometers in Wuhan, and focus on the emerging industries like intelligent manufacturing, as well as the modern service industries relating to international trade, financial services, modern logistics, inspection & testing, R&D, information services, professional services, etc. (Source: http://en.hubei.gov.cn/news/newslist/201704/t20170401_977258.shtml)

Factors Affecting our Operating Results

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the period ended March 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	For the three months ended March 31
	2017	2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	747,206	1,955,484
Total operating expenses	747,206	1,955,484

Loss from operations	(747,206)	(1,955,484)

Other income (expenses)
Other expenses	(21)	(28)
Interest income	38	76
Interest expenses	(2,127,056)	(2,158,685)
Total other expenses	(2,127,039)	(2,158,637)

Loss before income taxes	(2,874,245)	(4,114,121)
Income taxes benefits	284,503	306,927
Net loss	$(2,589,742)	$(3,807,194)

Other comprehensive loss
Foreign currency translation adjustments	2,230,642	1,939,918
Comprehensive loss	$(359,100)	$(1,867,276)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	238,936,113	172,265,325

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended March 31, 2017 and 2016. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of Revenue.

For the three months ended March 31, 2017 and 2016, our cost of goods sold were $0.

Gross Profit.

Our gross margin were $0 for the three months ended March 31, 2017 and 2016.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, legal expenses, accounting expenses, other professional service expenses and stock compensation. General and administrative expenses were $747,206 for the three months ended March 31, 2017, compared to $1,955,484 for the three months ended March 31, 2016, a decrease of $1,208,278.  The significant decrease is mainly because of the decrease of expenses related to share based compensation expense.

Loss from operations.

As a result of the factors described above, operating loss was $747,206 for the three months ended March 31, 2017, compared to operating loss of $1,955,484 for the three months ended March 31, 2016, a decrease of operating loss of $1,208,278. The general and administrative expenses constitute all of our loss from operations.

Other expenses.

We had other expenses totaling $2,127,039 for the three months ended March 31, 2017, compared to other expense totaling $2,158,637 for the three months ended March 31, 2016. Our interest income and interest expenses were $38 and $2,127,056, respectively, for the three months ended March 31, 2017, compared to interest income and interest expenses of $76 and $2,158,685, respectively, for the three months ended March 31, 2016. Our other expenses were $21 and $28, respectively, for the three months ended March 31, 2017 and 2016.

Income tax.

We received an income tax benefit of $284,503 for the three months ended March 31, 2017, compared to $306,927 for the three months ended March 31, 2016. The slight decrease is mainly due to the decrease of net loss incurred from Wuhan Newport.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended March 31, 2017 was $2,589,742, compared to net loss of $3,807,194 for the three months ended March 31, 2016, a decrease in loss of $1,217,452. This decrease in loss is mainly attributable to the decrease of cost of share based compensation.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2017 was $2,230,642, compared to a foreign currency translation gain of $1,939,918 for the three months ended March 31, 2016, an increase of $290,724. The increase of foreign currency translation is mainly attributable to the appreciation of RMB against U.S. dollars.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.01 per share, for the three months ended March 31, 2017, compared to net loss of $0.02 per share for the three months ended March 31, 2016.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016 indicated:

	Three Months Ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$(446,817)	$(533,737)
Net Cash Used in Investing Activities	$-	$(1,851)
Net Cash Provided by Financing Activities	$448,431	$231,990

We had a balance of cash and cash equivalents of $64,894 as of March 31, 2017. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $446,817 for the three months ended March 31, 2017, compared to net cash used in operating activities of $533,737 for the three months ended March 31, 2016, a decrease of $86,920. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $0 cash inflow for the three months ended March 31, 2017, while in the same period of 2016, share-based compensation expense contributed $1,044,082 cash inflow, which led to an increase of $1,044,082 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $89,637 cash outflow for the three months ended March 31, 2017, compared to changes in real estate properties and land lots under development provided $57,155 cash outflow in the same period of 2016, which led to an increase of $32,482 in net cash outflow.

●	Changes in accounts payable provided $10 cash inflow for the three months ended March 31, 2017, compared to $47,131 cash inflow for the three months ended March 31, 2016, which lead to an increase of $47,121 in net cash outflow from operating activities.

●	Changes in other payables and accrued liabilities provided $2,173,382 cash inflow for the three months ended March 31, 2017, compared other payables and accrued liabilities contributed $2,163,882 cash inflow for the three months ended March 31, 2016, which led to a decrease of $9,500 in net cash outflow.

●	We have net loss of $2,589,742 for the three months ended March 31, 2017, compared to net loss of $3,807,194 for the three months ended March 31, 2016, which led to a decrease of $1,217,452 in net cash outflow.

Investing Activities. Net cash used in investing activities was $0 for the three months ended March 31, 2017, compared to $1,851 net cash used in investing activities for the three months ended March 31, 2016, representing a decrease of $1,851 in cash outflow.

Financing Activities. Net cash provided by financing activities was $448,431 for the three months ended March 31, 2017, compared to net cash provided by financing activity of $231,990 for the three months ended March 31, 2016, representing an increase of $216,441 in cash inflow. The increase was primarily attributed to advances of $466,577 from related parties in the three months ended March 31, 2017, compared to $231,990 for the three months ended March 31, 2016.

As shown in our financial statements, we have negative cash flows from operations, sustained recurring losses for a number of years and currently we are not generating revenues. Over the past years, the Company has been funded through a combination of bank loans and advances from shareholders. On January 29, 2016, we received an undertaking commitment letter provided by our majority shareholder who is willing to provide sufficient funding on an as-needed basis. In addition, the Company plans to dispose of the existing developed real estate properties with market value of approximately $42 million when the Company needs cash flows. Based upon the above, the Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements for the next twelve months.

Off-Balance Sheet Arrangements

On January 29, 2016, we received an undertaking commitment letter provided by our majority shareholder who is willing to provide sufficient funding on an as-needed basis.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report on Form 10-K filed on March 10, 2017 with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the normal course of our business, primarily due to our international operations. The primary exposure relates to the exchange rate fluctuations between our U.S. dollar functional reporting currency and other currencies. This exposure includes trade receivables denominated in currencies other than our functional currency. To date, fluctuations in exchange rates have not had a material impact on our results of operations.

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of translating the financial statements denominated in RMB into U.S. dollars. As of December 31, 2016, the RMB exchange rate vs. the U.S. dollar was 6.9447, representing about 7.0% depreciation compared to the exchange rate of 6.4917 vs. the U.S. dollar as of December 31, 2015. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2016, the Company had approximately $41.5 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2016 was approximately $2.4 million. A hypothetical increase in interest rates of 100 basis points in the Company’s interest rate on borrowings outstanding as of December 31, 2016 would not have a material effect on the Company’s financial position, results of operations or cash flows.

Inflation Rate

According to the National Bureau of Statistics of China, change in the consumer price index in China was 2.0%, 1.4% and 2.0% in 2016, 2015, and 2014, respectively. Inflation could result in increases in the price of raw materials and labor costs. We do not believe that inflation or deflation has affected our business materially.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal quarter ended March 31, 2017. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP; The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of March 31, 2017; and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of March 31, 2017.

To further remediate the weakness in our internal control, during the first quarter of 2017, the Nomination Committee of the Board was in the process of interviewing a new bilingual CFO candidate who has extensive experience in U.S. GAAP in order to strengthen our internal control over financial reporting and provide necessary oversight over the internal accounting practice on a daily basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “ Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q.

Risks Relating to Our Business

MAJORITY OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA.

The majority of our business, assets and operations are located in the People’s Republic of China. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC’s government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC’s government. In addition, the PRC’s government continues to play a significant role in regulating industry by imposing industrial policies. The PRC’s government exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of the PRC, but may have a negative effect on us.

ACTIONS OF GOVERNMENT OR CHANGE OF POLICIES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are at risk from significant and rapid change in the legal systems, regulatory controls, and practices in areas in which we operate. These affect a wide range of areas including the real estate development approval system, employment practices, transportation, cargo storage, logistics, financing and sale of the buildings; our property rights; data protection; environment, health and safety issues; macro-economic policies, central government directions and instructions, China’s Five Year Plan, “One Belt One Road” initiative; and accounting, taxation and stock exchange regulation. Accordingly, changes to, or violation of, these systems, controls or practices could increase costs and have material and adverse impacts on the reputation, performance and financial condition of our development and operation.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake ongoing real estate construction or continue to develop and expand the services of our Logistics Center, which may as a result impact our cash flow and we would have to modify our business plans accordingly. We will not be able to fully implement our business plan unless the $1 billion funding is in place by 2020 and we do not have any definitive agreement nor letter of intent for such financing.  There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development of competitive projects undertaken by our competition; and (iii) the level of our investment in construction and development. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our operations and expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could have a materially adverse effect on our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving such additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the common stock offered hereof. We cannot give you any assurances that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE HAVE SUSTAINED SIGNIFICANT RECURRING OPERATING LOSSES AND EXPERIENCED NEGATIVE CASH FLOW FOR OPERATIONS SINCE INCEPTION.

We have sustained recurring losses and experienced negative cash flow from operations since inception. Since inception, we have focused on developing and implementing our business plan. As of December 31, 2016, we have generated cumulative losses of approximately $29 million since inception, and we expect to continue to incur losses until 2018.  We believe that our existing cash resources will not be sufficient to sustain operations during the next twelve months. We need to generate revenue and raise funding in order to sustain our operations and continue to implement our business plan. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would likely be unable to execute upon the business plan or pay expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

WE DERIVE THE MAJORITY OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

The majority of our revenues are expected to be generated from sales of our properties and services in the PRC and we anticipate that revenues from such sales will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy. Our success is influenced by a number of economic factors which affect consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

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

OUR SALES WILL BE AFFECTED IF MORTGAGE FINANCING BECOMES MORE COSTLY OR OTHERWISE BECOMES LESS ATTRACTIVE.

Certain purchasers of our properties are expected to rely on mortgages to finance their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of our properties. The PRC’s government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

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

WE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN THE PRICE OF RAW MATERIALS AND SELLING PRICES OF OUR PROPERTIES.

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

WE FACE INTENSE COMPETITION FROM OTHER REAL ESTATE DEVELOPERS AND/OR LOGISTICS COMPANIES.

The real estate and logistics industries in the PRC are both highly competitive. Many of our competitors are well capitalized and have greater financial, marketing, and other resources than we do. Some of our competitors also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and more established relationships in certain markets. Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new buildings are approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

OVER-SUPPLY OF REAL ESTATE PROPERTIES COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

Most of our assets consist of real estate properties within the premise of our Logistics Center. While our business will primarily revolve around the services provided by the Logistics Center, we expect to sell and/or lease properties to other businesses to generate revenue. Although we expect the value of our real estate properties to appreciate , risk of property over-supply is increasing in parts of China on a macro-level, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected. If we cannot sell or lease our properties at a favorable price, we may not have the necessary capital resources to fully execute our business plan and therefore our results of operations will be adversely affected.

WE MAY NOT HAVE SUFFICIENT EXPERIENCE AS A COMPANY CONDUCTING STORAGE AND PROCESSING SERVICES, INFORMATION SERVICES AND LOGISTICS FINANCING, OR IN OTHER AREAS REQUIRED FOR THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN.

We may not have sufficient experience as a company in conducting storage and processing services, information services, logistics financing or other areas required for the successful implementation of our business plan.   This may result in the Company experiencing difficulty in adequately operating and growing its business.  If our operating or management abilities consistently perform below expectations, then our business is unlikely to thrive.

WE ARE HEAVILY DEPENDENT UPON THE SERVICES OF EXPERIENCED PERSONNEL WHO POSSESS SKILLS THAT ARE VALUABLE IN OUR INDUSTRY, AND WE MAY HAVE TO ACTIVELY COMPETE FOR THEIR SERVICES.

We are heavily dependent upon our ability to attract, retain and motivate skilled personnel to serve our customers. Many of our personnel possess skills that would be valuable to all companies engaged in our industry. Consequently, we expect that we will have to actively compete for these employees. Some of our competitors may be able to pay our employees more than we are able to pay to retain them. Our ability to profitably operate is substantially dependent upon our ability to locate, hire, train and retain our personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract and assimilate other personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the development and quality of our services could be materially impaired.

DEFAULTING ON BANK LOANS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

We plan to develop a full-service logistics center using the properties we have obtained land-use rights to. To finance the development, part of Company’s properties held for development and land lots under development have been pledged as collateral for financial institution loans. As of December 31, 2016, we have an outstanding loan payable to China Construction Bank totaling $41,456,074. The loan has a maturity date of May 29, 2020. The loan is a floating rate loan whose rate (2016: 5.58% per annum and 2015: 6.33% per annum) is set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. The secured bank loan with China Construction Bank contains certain protective contractual provisions that limit our activities in order to protect the lender. The risk of default may increase in the event of an economic downturn or due to our failure to successfully execute our business plan. Defaulting on our bank loans could result in loss of our collateralized assets and cause a material adverse effect on our results of operations.

WE HAVE LIMITED INSURANCE COVERAGE AGAINST DAMAGES OR LOSS WE MIGHT SUFFER.

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

OUR OPERATING COMPANIES MUST COMPLY WITH ENVIRONMENTAL PROTECTION LAWS THAT COULD ADVERSELY AFFECT OUR PROFITABILITY.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to construction. Although construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, wastes are unavoidably generated in the process. If we fail to comply with any of the environmental laws and regulations of the PRC, depending on the type and severity of the violation, we may be subject to, among other things, warnings from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, or an order to close down our business operations and suspension of relevant permits.

THE OPERATING HISTORIES OF OUR OPERATING COMPANIES MAY NOT SERVE AS ADEQUATE BASES TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

The operating histories of Wuhan Newport may not provide a meaningful basis for evaluating our business. Although the business of Wuhan Newport has grown rapidly since its inception, we cannot guarantee that we can achieve profitability or that we will have net profit in the future. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital to support our development and construction;

●	manage our expanding operations and continue to meet customers’ demands;

●	maintain adequate control of our expenses allowing us to realize anticipated income growth;

●	implement, adapt and modify our property development, sales, and business strategies as needed;

●	successfully integrate any future acquisitions; and

●	anticipate and adapt to changing conditions in the real estate industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Since China is a large and diverse market, consumer trends and demands can vary significantly by region and Wuhan Newport’s experience in the markets in which it currently operates may not be applicable in other parts of China. As a result, we may not be able to leverage Wuhan Newport’s experience to fully execute our business strategy and plan. When we enter new markets, we may face intense competition from companies with greater experience or a more established presence in the targeted geographical areas or from other companies with similar business strategies. Therefore, we may not be able to adequately grow our sales due to intense competitive pressures and/or the substantial costs involved.

OUR FAILURE TO EFFECTIVELY MANAGE GROWTH MAY CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT THE LEVELS WE EXPECT.

In order to maximize potential growth in Wuhan Newport’s current and potential markets, we believe that we must be able to sell our properties and obtain clients to use the services provided by our Logistics Center to ensure the sustainable development capability of the Company and to maintain our operations. This strategy may place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to effectively manage our operations could prevent us from generating the revenues we expect and therefore have a material adverse effect on the results of our operations.

WE MAY NEED ADDITIONAL EMPLOYEES TO MEET OUR OPERATIONAL NEEDS.

Our future success also depends upon our ability to attract and retain highly qualified personnel. We may need to hire additional managers and employees with industry experience from time to time, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the real estate and logistics industries is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

WE WILL INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract or retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH HAVE RESULTED IN MATERIAL MISSTATEMENTS IN OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2016. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015; and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results; The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015.

Any actions we have taken or may take to address the material weaknesses we had for the fiscal year ended December 31, 2016 are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. Although the Audit Committee and Nomination Committee of the Board will further take actions to remediate the weaknesses in our internal control, we cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If our remedial measures are again insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

OUR CERTIFICATES, PERMITS, AND LICENSES RELATED TO OUR OPERATIONS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL, AND FAILURE TO OBTAIN OR RENEW SUCH CERTIFICATES, PERMITS, AND LICENSES WILL CAUSE ALL OR PART OF OUR OPERATIONS TO BE TERMINATED.

Our operations require licenses, permits and, in some cases, renewals of these licenses and permits from various governmental authorities in the PRC. Our ability to obtain, maintain, or renew such licenses and permits on acceptable terms is subject to change, as are, among other things, the regulations and policies of applicable governmental authorities.

If our land use permits are revoked or suspended or we are unable to renew the permits for any reason, we cannot assure you that our business operations will not be stopped and, accordingly, our financial performance would be adversely affected.

IF THE LEGALITY OR VALIDITY OF OUR LEASE OF THE COLLECTIVE-OWNED LAND USE RIGHTS IS CHALLENGED, THERE MAY BE DISRUPTION TO THE DEVELOPMENT OF THE LAND AND SUCH DISRUPTION COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We leased collective-owned land use rights from the Chunfeng Villagers’ Committees. The right to operate and manage such land is vested in the relevant local villagers’ committee or rural collective leadership who are allowed to divide the land into parcels and contracts the rights to operate such parcels of land to individual farmer households or, subject to the approval of local governments and the requisite vote of the farmer households, to any entity or person outside that village or rural collective.

Any change in law and the administrative system could render our lease unenforceable. According to the PRC Law on Land Administration, all lands in the PRC are either state-owned or collectively owned. Generally, lands in the urban areas of a city or town are state-owned, whereas lands in the rural areas of a city or town and all rural lands are, unless otherwise specified by law, collectively owned. When required, the state has the right to reclaim the collectively owned lands in accordance with law if such reclaim is beneficial to the public.

Additionally, the lease may subject to the preemptive rights of other farmers in the same village or rural collective. If the preemptive rights are not exercised within two months from the date on which we start using the parcels of land, it is very likely that the PRC courts will not enforce such preemptive rights. We have not received any claim from person purporting to assert the pre-emption rights.

If the legality or validity of our leases become subject to disputes or challenges, we may need to suspend at least part of our constructions on the respective land areas. We may incur costs and losses if we are required to remove our improvements, such as buildings and facilities that we have constructed or purchased. We could also lose our rights to use the land and our business, financial condition and results of operations could be materially and adversely affected.

OUR FACILITIES AND INVENTORY MAY BE AFFECTED BY FIRE OR NATURAL CALAMITIES. OUR OPERATIONS ARE ALSO SUBJECT TO THE RISK OF POWER OUTAGES, EQUIPMENT FAILURES OR LABOR DISTURBANCES AND OTHER BUSINESS INTERRUPTIONS. WE HAVE LIMITED INSURANCE COVERAGE AND DO NOT CARRY ANY BUSINESS INTERRUPTION INSURANCE.

A fire, floods or other natural calamity may result in significant damage to our production facilities and inventory. Our operations are subject to risks of various business interruptions, including power outages, equipment failures or disturbances from labor unrest. If we are unable to obtain timely replacements of damaged inventory or equipment, or if we are unable to find an acceptable contract manufacturer in the event our production facilities are damaged by a catastrophic event, then major disruptions to our production would result, which would have significant adverse effect on our operations and financial results. Our property insurance may not be sufficient to cover damages to our production facilities, and we do not carry any business interruption insurance covering lost profits as a result of the disruption to our production.

Risks Relating to Doing Business in China

IF OUR LAND USE RIGHTS ARE REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES.

Under the PRC law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants may be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. If this happens, we may be forced to (i) delay the construction of commercial facilities or (ii) curtail or cease construction on that land. We relied on these land use rights as the cornerstone of our operations, and the loss of such rights would have a material adverse effect on our business and results of operation.

IN THE EVENT THE ACQUISITION OF WUHAN NEWPORT BY RICOFELIZ REQUIRES MOFCOM’S APPROVAL AND WE ARE NOT ABLE TO OBTAIN SUCH APPROVAL, THE ACQUISITION MAY BE UNWOUND.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated the Provisions on the Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Rules”), as amended by the Ministry of Commerce of the PRC on June 22, 2009. The M&A Rules require that a merger and acquisition of a domestic company with a “related party relationship” by a domestic company, enterprise or natural person in the name of an overseas company legitimately incorporated or controlled by the domestic company, enterprise or natural person shall be subject to examination and approval by MOFCOM. However, there is no definition or explanation of what constitutes a “related party relationship” in the M&A Rules, and, as a result, we are uncertain as to the interpretation of the M&A Rules with regard to the existing relationship between Mr. Xiangyao Liu, Ricofeliz and Wuhan Newport at the moment immediately before the acquisition of Wuhan Newport by Ricofeliz. If such relationship is considered as a “related party relationship”, the acquisition of Wuhan Newport by Ricofeliz, which has been approved by the local Wuhan Bureau of MOFCOM, may be subject to the approval of the national MOFCOM. Although M&A Rules have been effective since September 2006, we are not aware of any precedent for approval by MOFCOM of any related party acquisition conducted by PRC domestic individuals.    Since there is no clear guidance under the M&A Rules, it is difficult to determine whether MOFCOM or other PRC regulatory agencies would consider such approval necessary and, if so, whether we would be able to obtain MOFCOM approval, or if we fail to obtain such approval, what would be the consequence of such failure. Failure to obtain MOFCOM’s approval may result in regulatory actions or other sanctions (including administrative order to unwind the acquisition) from MOFCOM or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our financing, investment, or operating activities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

LABOR LAWS IN THE PRC MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

On June 29, 2007, the PRC’s government promulgated the Labor Contract Law of the PRC, which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, the law requires certain terminations be based upon seniority and not merit. In the event that we decide to significantly change or decrease our workforce, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

WE MAY BE EXPOSED TO LIABILITIES UNDER THE FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAW.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control. We are in the process of implementing an anticorruption program, which will prohibit the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption laws. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

UNCERTAINTIES WITH RESPECT TO THE PRC’S LEGAL SYSTEM COULD ADVERSELY AFFECT US.

We conduct a substantial amount of our business through our subsidiary in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because some of these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of the Renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. We receive some revenue and incur some expenses in U.S. dollars but incur other expenses primarily in RMB. Although our main business is based in mainland China or based in Hong Kong with Chinese operating subsidiaries, some of our business may require us to use U.S. dollars. We choose quotations based on price competitiveness.

Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

WE ARE A HOLDING COMPANY AND WE RELY ON FUNDING FOR DIVIDEND PAYMENTS FROM OUR SUBSIDIARIES, WHICH ARE SUBJECT TO RESTRICTIONS UNDER PRC LAWS.

We are a holding company incorporated in Nevada and we operate our core businesses through our subsidiaries in the PRC. Therefore, the availability of funds for us to pay dividends to our shareholders and to service our indebtedness depends upon dividends received from such PRC subsidiary. If our subsidiary incurs debt or losses, its ability to pay dividends or other distributions to us may be impaired. As a result, our ability to pay dividends and to repay our indebtedness will be restricted. PRC laws require that dividends be paid only out of the after-tax profit of our PRC subsidiary calculated according to PRC accounting principles, which differ in many aspects from generally accepted accounting principles in other jurisdictions. PRC laws also require enterprises established in the PRC to set aside part of their after-tax profits as statutory reserves. These statutory reserves are not available for distribution as cash dividends. In addition, restrictive covenants in bank credit facilities or other agreements that we or our subsidiary may enter into in the future may also restrict the ability of our subsidiary to pay dividends to us. These restrictions on the availability of our funding may impact our ability to pay dividends to our shareholders and to service our indebtedness.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED IF ANY OF OUR PRC SUBSIDIARIES DECLARES BANKRUPTCY OR BECOMES SUBJECT TO A DISSOLUTION OR LIQUIDATION PROCEEDING.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Our PRC subsidiaries hold certain assets that are important to our business operations. If our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

According to the SAFE’s Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, effective on December 17, 2012, and the Provisions for Administration of Foreign Exchange Relating to Inbound Direct Investment by Foreign Investors, effective May 13, 2013, if our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, prior approval from the SAFE for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE local branch. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE and its relevant branches in the past.

FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

IF WE BECOME DIRECTLY SUBJECT TO THE RECENT SCRUTINY, CRITICISM AND NEGATIVE PUBLICITY INVOLVING U.S.-LISTED CHINESE COMPANIES, WE MAY HAVE TO EXPEND SIGNIFICANT RESOURCES TO INVESTIGATE AND RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS OPERATIONS AND OUR REPUTATION AND COULD RESULT IN A LOSS OF YOUR INVESTMENT IN OUR SHARES, ESPECIALLY IF SUCH MATTER CANNOT BE ADDRESSED AND RESOLVED FAVORABLY.

Recently, U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

While the PRC’s government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC’s economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC’s government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC’s government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION WILL BE SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our operating assets are located inside the PRC. Under the laws governing Foreign Invested Enterprise (“FIE”) in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividends of proceeds from liquidation will be paid through Wuhan Newport, our PRC subsidiary, which is subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation of a FIE is subject to the relevant commerce authority’s approval, registration in relevant Administration for Industry and Commerce and supervision as well as the foreign exchange control. Though the dividends of proceeds from liquidation can be remitted out of China to the investor after they have been approved by the commerce authority and SAFE, we cannot assure that we can always obtain such approvals. This may generate additional risk for our investors in case of dividend payment and liquidation.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are based in the PRC and a majority of our directors and officers reside in the PRC, service of process on the Company and such foreign directors and officers may be difficult to effect within the United States. Also, our main assets are located in the PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the provinces in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that Wuhan Newport’s operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our properties rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

OUR SALES AND OPERATING REVENUES COULD DECLINE DUE TO MACRO-ECONOMIC AND OTHER FACTORS OUTSIDE OF OUR CONTROL, SUCH AS CHANGES IN CLIENT CONFIDENCE AND DECLINES IN EMPLOYMENT LEVELS.

The real estate and logistics markets in China are susceptible to fluctuations in economic conditions. Our business substantially depends on the prevailing economic conditions in China. Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of the Company’s properties live, may result in more caution on the part of market participants and consequently fewer purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in client confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. A reduction in our revenues could in turn negatively affect the market price of our securities.

LIMITATIONS ON CHINESE ECONOMIC MARKET REFORMS MAY DISCOURAGE FOREIGN INVESTMENT IN CHINESE BUSINESSES.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms introduced in China in recent years are regarded by China’s national government as a way to introduce economic market forces into China. Given the overriding desire of the national government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PENALTIES AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

The SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off). As of November 21, 2016, Mr. Xiangyao Liu, Mr. Linyu Chen and Mr. Long Zhao who are Chinese residents have completed the registration with SAFE under this Notice.

FAILURE TO COMPLY WITH THE INDIVIDUAL FOREIGN EXCHANGE RULES RELATING TO THE OVERSEAS DIRECT INVESTMENT OR THE ENGAGEMENT IN THE ISSUANCE OR TRADING OF SECURITIES OVERSEAS BY OUR PRC RESIDENT STOCKHOLDERS MAY SUBJECT SUCH STOCKHOLDERS TO FINES OR OTHER LIABILITIES.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES AND ADVERSELY AFFECT THE IMPLEMENTATION OF OUR ACQUISITION STRATEGY AS WELL AS OUR BUSINESS AND PROSPECTS.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC’s residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC’s residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On May 31, 2007, SAFE issued another official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure to facilitate foreign financing or subsequent acquisitions in China.

If we decide to acquire a company organized under the laws of the PRC, we cannot assure investors that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO REMIT INCOME TO THE UNITED STATES AND RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY.

The PRC’s government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenue in RMB. Under our current corporate structure, our U.S. holding company may rely on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. This could affect the ability of our PRC subsidiary to obtain foreign exchange through debt or equity financings, including by means of loans or capital contributions from us. In the future, the PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

The majority of our revenues and operating expenses are denominated in RMB. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Pursuant to the Foreign Currency Administration Rules, promulgated on January 29, 1996 and amended on January 14, 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from SAFE or its local branch for conversion of RMB into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, each of our PRC subsidiary and affiliates may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends to us and payment of licensing fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies.

BECAUSE OUR FUNDS ARE HELD IN BANKS THAT DO NOT PROVIDE INSURANCE, THE FAILURE OF ANY BANK IN WHICH WE DEPOSIT OUR FUNDS MAY AFFECT OUR ABILITY TO CONTINUE TO OPERATE.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash may impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue to operate.

IF WE ARE UNABLE TO OBTAIN BUSINESS INSURANCE IN THE PRC, WE MAY NOT BE PROTECTED FROM RISKS THAT ARE CUSTOMARILY COVERED BY INSURANCE IN THE UNITED STATES.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture or buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other causes, and such damage or loss may have a material adverse effect on our financial condition, business and prospects.

UNDER THE NEW ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION MAY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC SHAREHOLDERS.

China passed a New Enterprise Income Tax Law, or the New EIT Law, which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with de facto management bodies within China is considered a resident enterprise, meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 clarified that dividends and other income paid by such resident enterprises will be considered to be the PRC’s source income and subject to the PRC’s withholding tax. This recent circular also subjects such resident enterprises to various reporting requirements with the PRC’s tax authorities.

Although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC’s tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC’s tax authorities determine that we are a resident enterprise for the PRC’s enterprise income tax purposes, a number of unfavorable PRC tax consequences may follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as the PRC’s enterprise income tax reporting obligations. This would also mean that income such as interest on offering proceeds and non-China source income would be subject to the PRC’s enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiary would qualify as tax-exempt income, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC authorities responsible for enforcing the withholding tax have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for the PRC’s enterprise income tax purposes. Finally, dividends paid to stockholders with respect to their shares of our common stock or any gains realized from transfer of such shares may generally be subject to the PRC’s withholding taxes on such dividends or gains at a rate of 10% if the shareholders are deemed to be non-resident enterprises or at a rate of 20% if the shareholders are deemed to be non-resident individuals.

PRICE INFLATION IN CHINA COULD AFFECT OUR RESULTS OF OPERATIONS IF WE ARE UNABLE TO PASS ALONG RAW MATERIAL PRICE INCREASES TO OUR CUSTOMERS.

Inflation in China has continued to rise over the last few years. Because we purchase raw materials from suppliers in China, price inflation has caused an increase in the cost of our raw materials.  Price inflation may affect the results of our operations if we are unable to pass along the price increases to our customers.  Similarly, the cost of constructing our new facility and the installation of equipment may increase as a result of these recent inflationary trends, which are expected to continue for the near future.  In addition, if inflation continues to rise in China, China could lose its competitive advantage as a low-cost manufacturing venue, which may in turn lessen the competitive advantages of our being based in China. Accordingly, inflation in China may weaken our competitiveness domestically and in international markets.

WE MAY RELY PRINCIPALLY ON DIVIDENDS AND OTHER DISTRIBUTIONS OF EQUITY PAID BY OUR PRC SUBSIDIARY TO FUND ANY CASH AND FINANCING REQUIREMENTS WE MAY HAVE, AND ANY LIMITATION ON THE ABILITY OF OUR PRC SUBSIDIARY TO PAY DIVIDENDS TO US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO CONDUCT OUR BUSINESS.

We are a holding company, and we may rely principally on dividends and other distributions of equity paid by our PRC subsidiary for our cash and financing requirements, which include the funds necessary to pay dividends and other cash distributions to our stockholders and to service any debt we may incur. In the future, if our PRC subsidiary incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, as a foreign-invested enterprise in the PRC, may pay dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

THE PRC GOVERNMENT MAY ISSUE FURTHER RESTRICTIVE MEASURES IN THE FUTURE.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

OUR PRC SUBSIDIARY HAS TAKEN THE POSITION THAT IT IS COMPLIANT WITH THE TAXATION, ENVIRONMENTAL, EMPLOYMENT AND SOCIAL SECURITY RULES OF CHINA, AND IF THAT POSITION TURNS OUT TO BE WRONG, THEY MAY FACE PENALTIES IMPOSED BY THE PRC GOVERNMENT.

While we believe our PRC subsidiary has been in compliance with PRC taxation, environmental, employment and social security rules during their operations in China, we have not obtained letters from the PRC government authorities confirming such compliance. If any PRC government authority takes the position that there is non-compliance with the taxation, environmental protection, employment and/or social security rules by our PRC subsidiary, they may be exposed to penalties from PRC government authorities, in which case the operation of our PRC subsidiary in question may be adversely affected.

IF RELATIONS BETWEEN THE UNITED STATES AND CHINA WORSEN, OUR STOCK PRICE MAY DECREASE AND WE MAY HAVE DIFFICULTY ACCESSING THE U.S. CAPITAL MARKETS.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade conflicts between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

INTERPRETATION OF PRC LAWS AND REGULATIONS INVOLVES UNCERTAINTY.

Our core business is conducted within China and is governed by PRC’s laws and regulations. The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

Risks Related to Ownership of Our Common stock

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

JASPER LAKE HOLDINGS LIMITED, OUR MAJORITY STOCKHOLDER, MAY HAVE SIGNIFICANT INFLUENCE OVER THE OUTCOME OF MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL, WHICH MAY PREVENT US FROM ENGAGING IN CERTAIN TRANSACTIONS.

As of May 7, 2017, Jasper Lake Holdings Limited beneficially owns 52.96% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

IF A MORE ACTIVE TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND HOLDERS OF OUR COMMON STOCK MAY BE UNABLE TO SELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY WERE ACQUIRED.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the PRC government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

In addition, the market for Chinese companies that went public in the U.S. through reverse mergers, such as ours, is currently extremely volatile primarily due to recent allegations and, in some instances, findings of fraud among some of these companies.  If a stockholder were to file a class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to responding to such litigation, which may harm our business and reputation.

THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK MAY BE IMPAIRED BY THE POTENTIAL ISSUANCE OF PREFERRED STOCK.

Our board of directors has the right to create a new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interest of the holders of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: May 8, 2017	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2017	By:	/s/ Xin Zheng
Xin Zheng
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

