Form 10-Q
period 2017-06-30
Yangtze River Development Ltd
filed 2017-08-03
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The registrant had 172,311,446 shares of common stock, $0.0001 per share, outstanding at August 3, 2017.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YERR,” “we,” “us,” and “our” refers to the combined business of Yangtze River Development Limited, a corporate formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital”), a company formed under the laws of Hong Kong, and Ricofeliz Capital’s wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China”).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited condensed consolidated financial statements have been prepared by Yangtze River Development Limited (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K and its subsequent amendments.

TABLE OF CONTENTS

Pages

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Six Months Ended June 30, 2017 and 2016	F-2
Condensed Consolidated Statements of Changes in Equity (unaudited) for the Six Months Ended June 30, 2017, and for the Year Ended December 31, 2016	F-3
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2017 and 2016	F-4
Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 - F-19

1

Yangtze River Development Limited

Condensed consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$94,202	$63,092
Other assets and receivables	4,277,071	4,151,752
Real estate property completed	30,221,221	29,507,108
Real estate properties and land lots under development	349,604,828	341,427,234
Property and equipment, net	71,261	89,742
Deferred tax assets	5,130,149	4,472,581
Total Assets	$389,398,732	$379,711,509

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,283,901	5,159,212
Due to related parties	33,661,357	31,870,222
Other taxes payable	12,782	49,918
Other payables and accrued liabilities	13,266,144	8,985,719
Real estate property refund and compensation payables	26,302,985	24,997,563
Convertible note	75,000,000	75,000,000
Loans payable	42,444,621	41,456,074
Total Liabilities	$195,971,790	$187,518,708

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,269,446 and 272,269,446 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	17,227	27,227
Additional paid-in capital	242,696,445	242,696,445
Accumulated losses	(34,362,963)	(28,989,090)
Accumulated other comprehensive loss	(14,923,767)	(21,541,781)
Total Equity	$193,426,942	$192,192,801
Total Liabilities and Equity	$389,398,732	$379,711,509

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

CONDENSED consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) For the Three Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	1,469	-	1,469
General and administrative expenses	1,658,425	3,794,731	911,219	1,839,247
Total operating expenses	1,658,425	3,796,200	911,219	1,840,716

Loss from operations	(1,658,425)	(3,796,200)	(911,219)	(1,840,716)

Other income (expenses)
Other income	-	2,827	-	2,827
Other expenses	(851)	(28)	(830)	-
Interest income	130	132	92	56
Interest expenses	(4,256,484)	(4,317,961)	(2,129,428)	(2,159,276)
Total other expenses	(4,257,205)	(4,315,030)	(2,130,166)	(2,156,393)

Loss before income taxes	(5,915,630)	(8,111,230)	(3,041,385)	(3,997,109)
Income taxes benefits	541,757	598,924	257,254	291,997
Net loss	$(5,373,873)	$(7,512,306)	$(2,784,131)	$(3,705,112)

Other comprehensive income
Foreign currency translation adjustments	6,618,014	(6,792,885)	4,387,372	(8,732,803)
Comprehensive loss	$1,244,141	$(14,305,191)	$1,603,241	$(12,437,915)

Loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	204,866,131	172,267,386	172,269,446	172,269,446

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

condensed consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive loss	Total
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Issuance of shares for the Armada transaction (See Note 1.1)	100,000,000	10,000	-	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)
Balance as of December 31, 2016	272,269,446	$27,227	$242,696,445	$(28,989,090)	$(21,541,781)	$192,192,801

Cancellation of shares issued (See Note 1.1)	(100,000,000)	(10,000)	-	-	-	(10,000)
Net loss	-	-	-	(5,373,873)	-	(5,373,873)
Foreign currency translation adjustment	-	-	-	-	6,618,014	6,618,014
Balance as of June 30, 2017 (Unaudited)	172,269,446	$17,227	$242,696,445	$(34,362,963)	$(14,923,767)	$193,426,942

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

condensed consolidated Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(5,373,873)	$(7,512,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	20,176	33,917
Deferred tax benefit	(541,758)	(598,924)
Share-based compensation expense	198,740	2,014,664
Changes in operating assets and liabilities:
Other assets and receivables	(73,950)	-
Real estate properties and land lots under development	84,246	(151,892)
Accounts payable	10	48,648
Other taxes payable	(37,817)	-
Other payables and accrued liabilities	4,198,971	4,332,419
Real estate property refund and compensation payables	690,798	727,688
Net Cash Used In Operating Activities	(834,457)	(1,105,786)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,851)
Net Cash Used In Investing Activities	-	(1,851)

Cash Flows from Financing Activities:
Repayment of financial institution loans	(14,545)	(76,510)
Advances from related parties	897,547	716,661
Repayment to related parties	(18,181)	-
Net Cash Provided By Financing Activities	864,821	640,151

Effect of Exchange Rate Changes on Cash and Cash Equivalents	746	(332)

Net (Increase) Decrease In Cash and Cash Equivalents	31,110	(467,818)
Cash and Cash Equivalents at Beginning of Period	63,092	512,569
Cash and Cash Equivalents at End of Period	$94,202	$44,751

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$-	$73,500
Cancellation of shares for the Armada transaction	$10,000	$-

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

june 30, 2017 and December, 31 2016

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The unaudited condensed consolidated financial statements include the financial statements of Yangtze River Development Limited (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

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

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

Under the terms of the Transaction, at the first closing, Wight was required to provide an aggregate total of $200 million, consisting $50 million in Working Capital and $150 million in Construction Funding, to the Company by January 18, 2017. Wight did not provide the funding on January 18, 2017 and the Company gave Notice of Default and Request for Cure. Wight proposed to provide $50 million in Working Capital on or before February 15, 2017 and secure $150 million in Construction Funding on or before March 15, 2017. Wight failed to provide the $50 million in Working Capital as proposed by February 15, 2017. Therefore, the Company, on February 24, 2017 determined to terminate the Transaction for non-performance by Wight pursuant to the Agreements executed among the Company, Armada and Wight. Pursuant to the Agreements, the termination of the Transaction calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight. On February 27, 2017, the Company issued a Notice of Termination to Wight and demanded the return of the 100,000,000 shares of common stock according to the Agreements. The Company reserves the right to pursue any further legal action with respect to Armada and Wight’s default.

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

On February 24, 2017, due to Wight’s nonperformance and nonpayment of $50 million for the First Financing, the Company decided to unwind Armada Financing. Pursuant to Armada Agreement, the termination of the Armada Agreement calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight. On February 27, 2017, the Company issued a notice of termination of contract to Wight. As at March 1, 2017, the Company cancelled the 100,000,000 shares of common stocks issued to Wight.

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

2.1 Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The unaudited condensed consolidated financial statements include the financial statements of all the subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited condensed consolidated balance sheets are presented unclassified because the time required to complete real estate projects and the Company’s working capital considerations usually stretch for more than one-year period.

2.2 Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the unaudited condensed consolidated financial statements include: (i) the allowance for doubtful debts; (ii) accrual of estimated liabilities; (iii) contingencies; (iv) deferred tax assets; (v) impairment of long-lived assets; (vi) useful lives of property plant and equipment; and (vii) real estate property refunds and compensation payables.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended June 30, 2017 and 2016.

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

As of June 30, 2017 and December 31, 2016, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

2.8 Foreign currency translation and transactions

The Company’s unaudited condensed consolidated financial statements are presented in the U.S. dollar (US$), which is the Company’s reporting currency. Yangtze River, Energetic Mind, and Ricofeliz Capital uses US$ as its functional currency. Wuhan Newport uses Renminbi Yuan(“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations.

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

	June 30, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.7806	6.9447

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016
Items in the statements of operations and comprehensive income, and statement of cash flows	6.8753	6.5351	6.8622	6.5319

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

The Company has not generated any revenue from the sales of real estate property for the six and three months ended June 30, 2017 and 2016.

Yangtze River Development Limited

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the six months ended June 30, 2017 and 2016, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the six months ended June 30, 2017 and 2016, the Company recorded advertising expenses of $nil and $1,469, respectively. For the three months ended June 30, 2017 and 2016, the company recorded advertising expenses of $nil and $nil, respectively.

2.13 Share-based compensation

The Company grants restricted shares to its non-employee consultants. Awards granted to non-employees are measured at fair value at the earlier of the commitment date or the date the services are completed, and are recognized using graded vesting method over the period the service is provided.

2.14 Income taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2017 and December 31, 2016, the Company did not have any uncertain tax position.

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

2.17 Comprehensive loss

Comprehensive loss includes net income (loss) and foreign currency adjustments. Comprehensive loss is reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-11, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

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

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of June 30, 2017 and December 31, 2016 consisted of:

	June 30, 2017	December 31, 2016
	(Unaudited)
Deposits	$811	$792
Underwriting commission deposit	1,606,000	1,606,000
Prepaid rent and deposit	73,950	-
Temporary investment deposit	-	10,000
Excessive business tax and related urban construction and education surcharge	1,652,850	1,578,178
Excessive land appreciation tax	943,460	956,782
	$4,277,071	$4,151,752

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	June 30, 2017	December 31, 2016
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,388,197	$7,213,617
Other development costs	22,833,024	22,293,491
	$30,221,221	$29,507,108

As of June 30, 2017, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of June 30, 2017, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	June 30, 2017	December 31, 2016
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,770,582	$8,699,859
Other development costs	37,736,574	36,791,759
Land lots under development
Costs of land use rights	303,097,672	295,935,616
	$349,604,828	$341,427,234

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of June 30, 2017, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $173,563,007, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at June 30, 2017. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	June 30, 2017	December 31, 2016
		(Unaudited)
Fixture, furniture and office equipment	5	$62,994	$60,017
Vehicles	5	505,909	493,955
Less: accumulated depreciation		(497,642)	(464,230)
Property and equipment, net		$71,261	$89,742

Depreciation expense totaled $20,176 and $33,917 for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, the Company recorded depreciation expenses of $6,163 and $16,651, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of:

	June 30, 2017	December 31, 2016
	(Unaudited)
Salaries payable	$246,841	$301,590
Business tax and related urban construction and education surcharge	12,040	10,577
Deposits from contractors	160,753	156,954
Interest payable on convertible bond	9,197,260	6,197,260
Interest payable on loans	3,649,250	2,319,338
	$13,266,144	$8,985,719

Yangtze River Development Limited

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the six months ended June 30, 2017 and 2016, the Company incurred $700,446 and $727,683 compensation expenses which were included in general and administrative expenses. In the three months ended June 30, 2017 and 2016, the Company incurred $356,160 and $362,505 compensation expenses which were included in general and administrative expenses.

As at June 30, 2017, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	June 30, 2017	December 31, 2016
	(Unaudited)
Property sales deposits	$19,294,012	$18,838,103
Compensation	7,008,973	6,159,460
	$26,302,985	$24,997,563

10. Loans payable

Bank name	Term	June 30, 2017	December 31, 2016
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$42,444,621	$41,456,074

Loans are floating rate loans whose rates (2017: 6% per annum and 2016: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the six months ended June 30, 2017 and 2016 was $1,270,822 and $1,325,678, respectively. Interest expenses incurred on loans payable for the three months ended June 30, 2017 and 2016 was $643,908 and $653,520, respectively.

Land use right with net book value of $173,563,007, including in real estate held for development and land lots under development were pledged as collateral for the loan as at June 30, 2017.

The aggregate maturities of loans payable of each of years subsequent to June 30, 2017 are as follows:

(Unaudited)
2018	$10,323,570
2019	11,798,365
2020	20,322,686
$42,444,621

Yangtze River Development Limited

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

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $3,000,000 and $2,991,780, respectively, for the six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017 and 2016, interest expense for the convertible note included in the unaudited condensed consolidated statements of operations is $1,500,000 and $1,495,890, respectively. Note issuance costs are immaterial.

The interest payable for the convertible note included in the unaudited condensed consolidated balance sheets was $9,197,260 and $6,197,260, respectively as at June 30, 2017 and December 31, 2016.

There was no redemption of convertible note for the six months ended June 30, 2017 and for the year ended December 31, 2016.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $55,008 and $84,412, respectively, for the six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017 and 2016, the contributions made by the Company were $23,874 and $27,461, respectively.

Yangtze River Development Limited

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

Income tax expenses for the six and three months ended June 30, 2017 and 2016 are summarized as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	541,757	598,924	257,254	291,997
	$541,757	$598,924	$257,254	$291,997

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$1,478,908	$2,027,808
Valuation allowance	(937,151)	(1,428,884)
	$541,757	$598,924

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six and three months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2017, and December 31, 2016 are presented below.

	June 30, 2017	December 31, 2016
Deferred tax assets	(Unaudited)
Operating loss carry forward	$389,191	$372,075
Excess of interest expenses	2,251,344	1,887,225
Accrued expenses	2,489,614	2,213,281
	$5,130,149	$4,472,581

The Company had net operating losses carry forward of $1,578,507 as of June 30, 2017 which will expire on various dates between December 31, 2018 and 2020.

Yangtze River Development Limited

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(5,373,873)	$(7,512,306)	$(2,784,131)	$(3,705,112)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	204,866,131	172,267,386	172,269,446	172,269,446

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.02)

Common shares of 8,419,726 resulting from the assumed conversion of 8% Convertible Note (Note 12) were excluded from the calculation of diluted loss per share for the six and three months ended June 30, 2017 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $121,125 and $118,263 as at June 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$118,263	$126,516
Exchange difference adjustment	2,862	(8,253)
At end of period	$121,125	$118,263

Amount due to Mr Liu Xiangyao were $33,540,232 and $31,751,959 as at June 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$31,751,959	$2,428,731
Advances from the director	1,102,667	29,720,658
Repayment to the director	(18,434)	(359,881)
Exchange difference adjustment	704,040	(37,549)
At end of period	$33,540,232	$31,751,959

Yangtze River Development Limited

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

16. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.7 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the unaudited condensed consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 was recognized in 2016. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

On January 25, 2016, the Company granted 15,000 shares of the Company’s restricted common stock to a consultant, in exchange for its legal and professional services to the Company for the year 2016. These shares were valued at $4.9 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of approximately $73,500 was recognized in 2016.

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at June 30, 2017, the Company has not issued the shares and theses shares were valued at $13.95. The Company recognized $198,740 for the six and three months ended June 30, 2017.

Total compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 was $198,740 and $2,014,663 respectively. For the three months ended June 30, 2017 and 2016, the company recorded compensation expenses of $198,740 and $970,581, respectively.

17. Concentration of Credit Risks

As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of June 30, 2017 and December 31, 2016.

18. Commitments and Contingencies

Operating lease commitments

For the six months ended June 30, 2017 and 2016, rental expenses under operating leases were $46,185 and $36,000, respectively. For the three months ended June 30, 2017 and 2016, rental expenses under operating leases were $28,185 and $18,000, respectively.

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

The Company did not identify any commitment and contingency as of June 30, 2017.

Yangtze River Development Limited

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $279,386,432 and $287,214,468 as of June 30, 2017 and December 31, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in five years while the total anticipated investment has been divided into three phases – 40% of the total in the first year and 30% respectively in the second and third year. The following table illustrates the timeframe of our investment and construction progress.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the period ended June 30, 2017.

Results of Operations

Comparison of Six Months and Three Months Ended June 30, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) For the Three Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	1,469	-	1,469
General and administrative expenses	1,658,425	3,794,731	911,219	1,839,247
Total operating expenses	1,658,425	3,796,200	911,219	1,840,716

Loss from operations	(1,658,425)	(3,796,200)	(911,219)	(1,840,716)

Other income (expenses)
Other income	-	2,827	-	2,827
Other expenses	(851)	(28)	(830)	-
Interest income	130	132	92	56
Interest expenses	(4,256,484)	(4,317,961)	(2,129,428)	(2,159,276)
Total other expenses	(4,257,205)	(4,315,030)	(2,130,166)	(2,156,393)

Loss before income taxes	(5,915,630)	(8,111,230)	(3,041,385)	(3,997,109)
Income taxes benefits	541,757	598,924	257,254	291,997
Net loss	$(5,373,873)	$(7,512,306)	$(2,784,131)	$(3,705,112)

Other comprehensive income
Foreign currency translation adjustments	6,618,014	(6,792,885)	4,387,372	(8,732,803)
Comprehensive loss	$1,244,141	$(14,305,191)	$1,603,241	$(12,437,915)

Loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.02)

Weighted average shares outstanding
- basic and diluted	204,866,131	172,267,386	172,269,446	172,269,446

Revenue.

We did not generate any revenue from the sales of real estate property for the three and six months ended June 30, 2017 and 2016. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of revenue.

During both the three and six months ended June 30, 2017 and 2016, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for both the three and six months ended June 30, 2017 and 2016.

Selling expenses.

Selling expenses was $nil for the six and three months ended June 30, 2017, compared to $1,469 for the six and three months ended June 30, 2016, a decrease of $1,469 or 100.0%.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $1,658,425 for the six months ended June 30, 2017, compared to $3,794,731 for the six months ended June 30, 2016, a decrease of $2,136,306 or 56.3%. For the three months ended June 30, 2017 and 2016, general and administrative expenses were $911,219 and $1,839,247, a decrease of $928,028 or 50.5%. The significant decrease is primarily due to the decrease of expenses related to share based compensation expense for professional services.

Loss from operations.

As a result of the factors described above, operating loss was $1,658,425 for the six months ended June 30, 2017, compared to operating loss of $3,796,200 for the six months ended June 30, 2016, a decrease of operating loss of $2,137,775, or approximately 56.3%. For the three months ended June 30, 2017 and 2016, the operating loss were $911,219 and $1,840,716, a decrease of $929,497 or 50.5%. The significant decrease is primarily due to the decrease of expenses related to share based compensation expense for professional services.

Other expenses.

We had other expenses totaling $4,257,205 for the six months ended June 30, 2017, compared to other expense totaling $4,313,030 for the six months ended June 30, 2016. The other expenses mainly include interest expenses. Interest expenses were $4,256,484 for the six months ended June 30, 2017, compared to $4,317,961 for the six months ended June 30, 2016, a decrease of $61,477 or 1.4%. For the three months ended June 30, 2017 and 2016, interest expenses were $2,129,428 and $2,159,276, a decrease of $29,848 or 1.4%. There are no significant changes to our interest expenses.

Income tax.

We received an income tax benefit of $541,757 for the six months ended June 30, 2017, compared to $598,924 for the six months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, the income tax benefit was $257,254 and $291,997, respectively.

Net loss.

As a result of the factors described above, our net loss from operations for the six months ended June 30, 2017 was $5,373,873, compared to net loss of $7,512,306 for the six months ended June 30, 2016, a decrease in loss of $2,138,433. For the three months ended June 30, 2017 and 2016, our net loss from operations was $2,784,131 and $3,705,112, respectively.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2017 was $6,618,014, compared to a foreign currency loss of $6,792,885 for the six months ended June 30, 2016. For the three months ended June 30, 2017, our foreign currency translation gain was $4,387,372, compared to a foreign currency loss of $8,732,803 for the three months ended June 30, 2016.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.03 per share (basic and diluted), for the six months ended June 30, 2017, compared to net loss of $0.04 per share (basic and diluted), for the six months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, net loss per share (basic and diluted) was $0.02 and $0.02, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six months indicated:

	Six Months Ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$(834,457)	$(1,105,786)
Net Cash Used in Investing Activities	$-	$(1,851)
Net Cash Provided by Financing Activities	$864,821	$640,151

We had a balance of cash and cash equivalents of $94,202 as of June 30, 2017. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $834,457 for the six months ended June 30, 2017, compared to net cash used in operating activities of $1,105,786 for the six months ended June 30, 2016, a decrease of $271,329. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $198,740 cash inflow for six months ended June 30, 2017. In the same period of 2016, share-based compensation expense contributed $2,014,664 cash inflow, which led to an increase of $1,815,924 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $84,246 cash inflow for the six months ended June 30, 2017, compared to changes in real estate properties and land lots under development contributed $151,892 cash outflow in the same period of 2016, which led to an increase of $236,138 in net cash inflow.

●	Changes in accounts payable provided $10 cash inflow for the six months ended June 30, 2017, compared to $48,648 cash inflow for the six months ended June 30, 2016, which lead to a decrease of $48,638 in net cash inflow from operating activities.

●	Changes in other payables and accrued liabilities provided $4,198,971 cash inflow for the six months ended June 30, 2017, compared other payables and accrued liabilities contributed $4,332,419 cash inflow for the six months ended June 30, 2016, which led to a decrease of $133,448 in net cash inflow.

●	We have net loss of $5,373,873 for the six months ended June 30, 2017, compared to net loss of $7,512,306 for the six months ended June 30, 2016, which led to an increase of $2,138,433 increase in net cash inflow.

Investing Activities. Net cash used in investing activities was $nil for the six months ended June 30, 2017, compared to $1,851 for the six months ended June 30, 2016, representing an increase of $1,851 in cash inflow.

Financing Activities. Net cash provided by financing activities was $864,821 for the six months ended June 30, 2017, compared to net cash of $640,151 provided by financing activities for the six months ended June 30, 2016, representing an increase of $224,670 in cash inflow.  The increase was primarily because we had advances of $897,547 from related parties in the six months ended June 30, 2017, compared to $716,661 for the six months ended June 30, 2016.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal quarter ended June 30, 2017. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP; The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of June 30, 2017; and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of June 30, 2017.

To further remediate the weakness in our internal control, during the second quarter of 2017, the Board has appointed Tsz-Kit “Jerry” Chan as our Chief Financial Officer, who has extensive experience in U.S. GAAP. The Board believed that the new CFO appointment will strengthen our internal control over financial reporting and provide necessary oversight over the internal accounting practice on a daily basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q.

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

OVER-SUPPLY OF REAL ESTATE PROPERTIES COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

Most of our assets consist of real estate properties within the premise of our Logistics Center. While our business will primarily revolve around the services provided by the Logistics Center, we expect to sell and/or lease properties to other businesses to generate revenue. Although we expect the value of our real estate properties to appreciate, risk of property over-supply is increasing in parts of China on a macro-level, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected. If we cannot sell or lease our properties at a favorable price, we may not have the necessary capital resources to fully execute our business plan and therefore our results of operations will be adversely affected.

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

DEFAULTING ON BANK LOANS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

We plan to develop a full-service logistics center using the properties we have obtained land-use rights to. To finance the development, part of Company’s properties held for development and land lots under development have been pledged as collateral for financial institution loans. As of December 31, 2016, we have an outstanding loan payable to China Construction Bank totaling $41,456,074. The loan has a maturity date of May 29, 2020. The loan is a floating rate loan whose rate (2017: 6% per annum and 2016: 6% per annum) is set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. The secured bank loan with China Construction Bank contains certain protective contractual provisions that limit our activities in order to protect the lender. The risk of default may increase in the event of an economic downturn or due to our failure to successfully execute our business plan. Defaulting on our bank loans could result in loss of our collateralized assets and cause a material adverse effect on our results of operations.

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

As of August 1, 2017, Jasper Lake Holdings Limited beneficially owns 52.95% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 1, 2017, the Company entered into a lease agreement with 41 John Street Equities LLC, whereby we rented the property at 41 John Street as our New York office premise. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

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

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: August 3, 2017	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2017	By:	/s/ Tsz-Kit Chan
Tsz-Kit “Jerry” Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

