Form 10-Q
period 2017-09-30
Yangtze River Development Ltd
filed 2017-10-31
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54998

YANGTZE RIVER DEVELOPMENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

41 John Street, Suite 2A, New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 861-3315

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2017, there were 172,344,446 shares of common stock issued and outstanding.

YANGTZE RIVER DEVELOPMENT LIMITED

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS

Pages
Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	F-2
Condensed Consolidated Statements of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2017, and for the Year Ended December 31, 2016	F-3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and 2016	F-4
Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 - F-18

1

Yangtze River Development Limited

Condensed consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$54,570	$63,092
Other assets and receivables	4,731,003	4,151,752
Real estate property completed	30,792,050	29,507,108
Real estate properties and land lots under development	356,272,174	341,427,234
Property and equipment, net	66,262	89,742
Deferred tax assets	5,502,048	4,472,581
Total Assets	$397,418,107	$379,711,509

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,383,553	5,159,212
Due to related parties	34,700,190	31,870,222
Other taxes payable	13,023	49,918
Other payables and accrued liabilities	16,432,800	8,985,719
Real estate property refund and compensation payables	27,158,108	24,997,563
Convertible note	75,000,000	75,000,000
Loans payable	43,246,330	41,456,074
Total Liabilities	$201,934,004	$187,518,708

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,344,446 and 272,269,446 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	17,234	27,227
Additional paid-in capital	243,614,178	242,696,445
Accumulated losses	(38,498,558)	(28,989,090)
Accumulated other comprehensive loss	(9,648,751)	(21,541,781)
Total Equity	$195,484,103	$192,192,801
Total Liabilities and Equity	$397,418,107	$379,711,509

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

CONDENSED consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) For the Three Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	1,459	-	-
General and administrative expenses	3,915,184	4,558,102	2,256,759	763,361
Total operating expenses	3,915,184	4,559,561	2,256,759	763,361

Loss from operations	(3,915,184)	(4,559,561)	(2,256,759)	(763,361)

Other income (expenses)
Other income	-	2,827	-	-
Other expenses	(857)	(28)	(6)	-
Interest income	216	174	86	42
Interest expenses	(6,409,691)	(6,474,519)	(2,153,207)	(2,156,558)
Total other expenses	(6,410,332)	(6,471,546)	(2,153,127)	(2,156,516)

Loss before income taxes	(10,325,516)	(11,031,107)	(4,409,886)	(2,919,877)
Income taxes benefits	816,048	884,725	274,291	285,801
Net loss	$(9,509,468)	$(10,146,382)	$(4,135,595)	$(2,634,076)

Other comprehensive income
Foreign currency translation adjustments	11,893,030	(7,913,387)	5,275,016	(1,120,502)
Comprehensive income (loss)	$2,383,562	$(18,059,769)	$1,139,421	$(3,754,578)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	193,897,600	172,268,077	172,318,207	172,269,446
Diluted	198,000,128	172,268,077	179,799,714	172,269,446

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

condensed consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive loss	Total
Balance as of December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Issuance of shares for the Armada transaction (See Note 1.1)	100,000,000	10,000	-	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)
Balance as of December 31, 2016	272,269,446	$27,227	$242,696,445	$(28,989,090)	$(21,541,781)	$192,192,801

Cancellation of shares issued (See Note 1.1)	(100,000,000)	(10,000)	-	-	-	(10,000)
Net loss	-	-	-	(9,509,468)	-	(9,509,468)
Foreign currency translation adjustment	-	-	-	-	11,893,030	11,893,030
Issuance of shares	75,000	7	917,733	-	-	917,740
Balance as of September 30, 2017 (Unaudited)	172,344,446	$17,234	$243,614,178	$(38,498,558)	$(9,648,751)	$195,484,103

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

condensed consolidated Statements of Cash Flows

	(Unaudited) For the Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(9,509,468)	$(10,146,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	26,443	48,450
Deferred tax benefit	(816,049)	(884,725)
Share-based compensation expense	1,587,543	2,014,664
Changes in operating assets and liabilities:
Other assets and receivables	(45,765)	-
Real estate properties and land lots under development	22,627	(206,640)
Accounts payable	-	(7,376)
Other taxes payable	(38,196)	26,343
Other payables and accrued liabilities	6,184,558	6,486,134
Real estate property refund and compensation payables	1,048,027	1,085,137
Net Cash Used In Operating Activities	(1,540,280)	(1,584,395)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,851)
Net Cash Used In Investing Activities	-	(1,851)

Cash Flows from Financing Activities:
Repayment of financial institution loans	(14,691)	(75,990)
Advances from related parties	1,566,562	1,203,672
Repayment to related parties	(21,401)	-
Net Cash Provided By Financing Activities	1,530,470	1,127,682

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,288	(446)

Net Decrease In Cash and Cash Equivalents	(8,522)	(459,010)
Cash and Cash Equivalents at Beginning of Period	63,092	512,569
Cash and Cash Equivalents at End of Period	$54,570	$53,559

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued and the related increase in additional paid-in capital for services	$917,740	$-
Cancellation of shares for the Armada transaction	$10,000	$-

See notes to the unaudited condensed consolidated financial statements

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

september 30, 2017 and December, 31 2016

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

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended September 30, 2017 and 2016.

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

As of September 30, 2017 and December 31, 2016, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.6549	6.9447

	For the nine months ended September 30,		For the three months ended September 30,
	2017	2016	2017	2016
Items in the statements of operations and comprehensive income, and statement of cash flows	6.8070	6.5798	6.6704	6.6667

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

The Company has not generated any revenue from the sales of real estate property for the nine and three months ended September 30, 2017 and 2016.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the nine months and three months ended September 30, 2017 and 2016, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the nine months ended September 30, 2017 and 2016, the Company recorded advertising expenses of $nil and $1,459, respectively. For the three months ended September 30, 2017 and 2016, the company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2017 and December 31, 2016, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-12, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

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

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of September 30, 2017 and December 31, 2016 consisted of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Deposits	$826	$792
Underwriting commission deposit	1,600,000	1,606,000
Prepaid rent and deposit	51,765	-
Temporary investment deposit	-	10,000
Prepaid share based compensation expenses	433,062	-
Excessive business tax and related urban construction and education surcharge	1,684,070	1,578,178
Excessive land appreciation tax	961,280	956,782
	$4,731,003	$4,151,752

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	September 30, 2017	December 31, 2016
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,527,748	$7,213,617
Other development costs	23,264,302	22,293,491
	$30,792,050	$29,507,108

As of September 30, 2017, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of September 30, 2017, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

Yangtze River Development Limited

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	September 30, 2017	December 31, 2016
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,078,711	$8,699,859
Other development costs	38,370,780	36,791,759
Land lots undeveloped
Costs of land use rights	308,822,683	295,935,616
	$356,272,174	$341,427,234

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of September 30, 2017, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $176,841,324, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at September 30, 2017. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	September 30, 2017	December 31, 2016
		(Unaudited)
Fixture, furniture and office equipment	5	$63,983	$60,017
Vehicles	5	515,465	493,955
Less: accumulated depreciation		(513,186)	(464,230)
Property and equipment, net		$66,262	$89,742

Depreciation expense totaled $26,443 and $48,450 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, the Company recorded depreciation expenses of $6,267 and $14,533, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Salaries payable	$715,738	$301,590
Compensation payable to consultants	469,414	-
Business tax and related urban construction and education surcharge	13,239	10,577
Deposits from contractors	163,789	156,954
Interest payable on convertible bond	10,697,260	6,197,260
Interest payable on loans	4,373,360	2,319,338
	$16,432,800	$8,985,719

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the nine months ended September 30, 2017 and 2016, the Company incurred $1,048,027 and $1,085,137 compensation expenses which were included in general and administrative expenses. In the three months ended September 30, 2017 and 2016, the Company incurred $347,581 and $357,454 compensation expenses which were included in general and administrative expenses.

As at September 30, 2017, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	September 30, 2017	December 31, 2016
	(Unaudited)
Property sales deposits	$19,658,443	$18,838,103
Compensation	7,499,665	6,159,460
	$27,158,108	$24,997,563

10. Loans payable

Bank name	Term	September 30, 2017	December 31, 2016
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$43,246,330	$41,456,074

Loans are floating rate loans whose rates (2017: 6% per annum and 2016: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the nine months ended September 30, 2017 and 2016 was $1,924,074 and $1,974,519, respectively. Interest expenses incurred on loans payable for the three months ended September 30, 2017 and 2016 was $653,252 and $648,841, respectively.

Land use right with net book value of $176,841,324, including in real estate held for development and land lots under development were pledged as collateral for the loan as at September 30, 2017.

The aggregate maturities of loans payable of each of years subsequent to September 30, 2017 are as follows:

(Unaudited)
2018	$3,020,331
2019	15,026,522
2020	25,199,477
$43,246,330

Yangtze River Development Limited

NOTES TO thE unaudited condensed FINANCIAL STATEMENTS

11. CONVERTIBLE NOTE

On December 19, 2015, the Company issued an 8% convertible note in the principal amount of $150,000,000 to Jasper, a related party, in the Share Exchange (see Note 1). The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is December 19, 2018.

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

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $4,500,000 and $4,500,000, respectively, for the nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, interest expense for the convertible note included in the unaudited condensed consolidated statements of operations is $1,500,000 and $1,508,220, respectively. Note issuance costs are immaterial.

The interest payable for the convertible note included in the unaudited condensed consolidated balance sheets was $10,697,260 and $6,197,260, respectively as at September 30, 2017 and December 31, 2016.

There was no redemption of convertible note for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $82,381 and $103,505, respectively, for the nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, the contributions made by the Company were $27,373 and $19,093, respectively.

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

Income tax expenses for the nine and three months ended September 30, 2017 and 2016 are summarized as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	816,048	884,725	274,291	285,801
	$816,048	$884,725	$274,291	$285,801

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$2,581,379	$2,757,777
Valuation allowance	(1,765,331)	(1,873,052)
	$816,048	$884,725

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine and three months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2017, and December 31, 2016 are presented below.

	September 30, 2017	December 31, 2016
Deferred tax assets	(Unaudited)
Operating loss carry forward	$410,869	$372,075
Excess of interest expenses	2,457,664	1,887,225
Accrued expenses	2,633,515	2,213,281
	$5,502,048	$4,472,581

The Company had net operating losses carry forward of $1,681,039 as of September 30, 2017 which will expire on various dates between December 31, 2018 and 2020.

Yangtze River Development Limited

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	For the nine months ended September 30,		For the three months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(9,509,468)	$(10,146,382)	$(4,135,595)	$(2,634,076)

Denominator:
Weighted average common shares outstanding
Basic	193,897,600	172,268,077	172,318,207	172,269,446
Dilutive shares:
Conversion of convertible note	4,102,528	-	7,481,507	-
Diluted	198,000,128	172,268,077	179,799,714	172,269,446

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.02)	$(0.02)

Common shares of 8,569,726 resulting from the assumed conversion of 8% Convertible Note (Note 11) were excluded from the calculation of diluted loss per share for the nine and three months ended September 30, 2017 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Jasper Lake Holdings Limited	Controlling stockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $123,413 and $118,263 as at September 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$118,263	$126,516
Exchange difference adjustment	5,150	(8,253)
At end of period	$123,413	$118,263

Amount due to Mr Liu Xiangyao were $34,576,777 and $31,751,959 as at September 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$31,751,959	$2,428,731
Advances from the director	1,579,872	29,720,658
Repayment to the director	(21,890)	(359,881)
Exchange difference adjustment	1,266,836	(37,549)
At end of period	$34,576,777	$31,751,959

Yangtze River Development Limited

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

As at September 30, 2017 and December 31, 2016, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $10,697,260 and $6,197,260 as at September 30, 2017 and December 31, 2016, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period	$6,197,260	$197,260
Interest expense	4,500,000	6,000,000
At end of period	$10,697,260	$6,197,260

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at September 30, 2017, the Company has not issued the shares and theses shares were valued at $16.36 per share. The Company recognized $645,435 and $446,695 for the nine months ended September 30, 2017 and three months ended September 30, 2017, respectively.

During the period from July to September 2017, on several different dates, the Company granted 75,000 shares totally of the Company’s restricted common stock to several consultants, in exchange for its legal and professional services to the Company for the period between July 2017 and June 2018. These shares were valued at the closing bid price of the Company’s common stock on the date of grant. The compensation expense recognized in the general and administrative expenses of the unaudited condensed consolidated statement of operations for the nine months and three months ended September 30, 2017 was $484,678. On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. As at September 30, 2017, the Company has not issued the shares and theses shares were valued at $16.36 per share. The Company recognized share based compensation of $457,431 for the nine months and three months ended September 30, 2017.

Total share compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 was $1,587,543 and $2,014,663 respectively. For the three months ended September 30, 2017 and 2016, the company recorded compensation expenses of $1,388,803 and $nil, respectively.

17. Concentration of Credit Risks

As of September 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of September 30, 2017 and December 31, 2016.

Yangtze River Development Limited

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

18. Commitments and Contingencies

Operating lease commitments

For the nine months ended September 30, 2017 and 2016, rental expenses under operating leases were $68,370 and $54,000, respectively. For the three months ended September 30, 2017 and 2016, rental expenses under operating leases were $22,185 and $18,000, respectively.

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

The Company did not identify any commitment and contingency as of September 30, 2017.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $283,838,579 and $287,214,468 as of September 30, 2017 and December 31, 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

21. SUBSEQUENT EVENTS

The management evaluated all events subsequent to the balance sheet date through the date the unaudited condensed consolidated financial statements were available to be issued. There are no significant matters to make material adjustments or disclosure in the unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the period ended September 30, 2017.

Results of Operations

Comparison of Results of Operations for the Nine Months and Three Months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) For the Three Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	1,459	-	-
General and administrative expenses	3,915,184	4,558,102	2,256,759	763,361
Total operating expenses	3,915,184	4,559,561	2,256,759	763,361

Loss from operations	(3,915,184)	(4,559,561)	(2,256,759)	(763,361)

Other income (expenses)
Other income	-	2,827	-	-
Other expenses	(857)	(28)	(6)	-
Interest income	216	174	86	42
Interest expenses	(6,409,691)	(6,474,519)	(2,153,207)	(2,156,558)
Total other expenses	(6,410,332)	(6,471,546)	(2,153,127)	(2,156,516)

Loss before income taxes	(10,325,516)	(11,031,107)	(4,409,886)	(2,919,877)
Income taxes benefits	816,048	884,725	274,291	285,801
Net loss	$(9,509,468)	$(10,146,382)	$(4,135,595)	$(2,634,076)

Other comprehensive income
Foreign currency translation adjustments	11,893,030	(7,913,387)	5,275,016	(1,120,502)
Comprehensive loss	$2,383,562	$(18,059,769)	$1,139,421	$(3,754,578)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	193,897,600	172,268,077	172,318,207	172,269,446
Diluted	198,000,128	172,268,077	179,799,714	172,269,446

Revenue.

We did not generate any revenue from the sales of real estate property for the three and nine months ended September 30, 2017 and 2016. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any sales from providing such services.

Cost of revenue.

During both the three and nine months ended September 30, 2017 and 2016, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for both the three and nine months ended September 30, 2017 and 2016.

Selling expenses.

Selling expenses was $nil for the nine and three months ended September 30, 2017, compared to $1,459 for the nine months and $nil for the three months ended September 30, 2016, a decrease of $1,459 or 100.0% for the nine months ended September 30, 2017 comparing the same period for 2016.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $3,915,184 for the nine months ended September 30, 2017, compared to $4,558,102 for the nine months ended September 30, 2016, a decrease of $642,918 or 14.1%. For the three months ended September 30, 2017 and 2016, general and administrative expenses were $2,256,759 and $763,361, an increase of $1,493,398 or 195.6%. The significant increase for the three months ended September 30, 2017 comparing the same period for 2016, is mainly because of the increase of expenses related to share based compensation expense for professional services.

Loss from operations.

As a result of the factors described above, operating loss was $3,915,184 for the nine months ended September 30, 2017, compared to operating loss of $4,559,561 for the nine months ended September 30, 2016, a decrease of operating loss of $644,377, or approximately 14.1%. For the three months ended September 30, 2017 and 2016, the operating loss were $2,256,759 and $763,361, an increase of $1,493,398 or 195.6%. The significant increase is mainly because of the increase of expenses related to share based compensation expense for professional services.

Other expenses.

We had other expenses totaling $6,410,332 for the nine months ended September 30, 2017, compared to other expense totaling $6,471,546 for the nine months ended September 30, 2016. The other expenses mainly include interest expenses. Interest expenses were $6,409,691 for the nine months ended September 30, 2017, compared to $6,474,519 for the nine months ended September 30, 2016, a decrease of $64,828 or 1%. For the three months ended September 30, 2017 and 2016, interest expenses were $2,153,207 and $2,156,558, a decrease of $3,351 or 0.16%. There is no significant changes to our interest expenses.

Income tax.

We received an income tax benefit of $816,048 for the nine months ended September 30, 2017, compared to $884,725 for the nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, the income tax benefit was $274,291 and $285,801, respectively.

Net loss.

As a result of the factors described above, our net loss from operations for the nine months ended September 30, 2017 was $9,509,468, compared to net loss of $10,146,382 for the nine months ended September 30, 2016, a decrease in loss of $636,914. For the three months ended September 30, 2017 and 2016, our net loss from operations was $4,135,595 and $2,634,076, respectively.

Foreign currency translation.

Our condensed consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2017 was $11,893,030, compared to a foreign currency loss of $7,913,387 for the nine months ended September 30, 2016. For the three months ended September 30, 2017, our foreign currency translation gain was $5,275,016, compared to a foreign currency loss of $1,120,502 for the three months ended September 30, 2016. The changes reflect the significant appreciation of RMB to U.S. dollars for the nine months and three months ended September 30, 2017.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.05 per share (basic and diluted), for the nine months ended September 30, 2017, compared to net loss of $0.06 per share (basic and diluted), for the nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, net loss per share (basic and diluted) was $0.02 and $0.02, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine months indicated:

	Nine Months Ended September 30,
	2017	2016
Net Cash Used in Operating Activities	$(1,540,280)	$(1,584,395)
Net Cash Used in Investing Activities	$-	$(1,851)
Net Cash Provided by Financing Activities	$1,530,470	$1,127,682

We had a balance of cash and cash equivalents of $54,570 as of September 30, 2017. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $1,540,280 for the nine months ended September 30, 2017, compared to net cash used in operating activities of $1,584,395 for the nine months ended September 30, 2016, a decrease of $44,115. The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $1,587,543 cash inflow for nine months ended September 30, 2017. In the same period of 2016, share-based compensation expense contributed $2,014,664 cash inflow, which led to an increase of $427,121 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $22,627 cash inflow for the nine months ended September 30, 2017, compared to changes in real estate properties and land lots under development contributed $206,640 cash outflow in the same period of 2016, which led to an increase of $229,267 in net cash inflow.

●	There was no changes in accounts payable for the nine months ended September 30, 2017, compared to $7,376 cash outflow for the nine months ended September 30, 2016, which led to an increase of $7,376 in net cash inflow from operating activities.

●	Changes in other payables and accrued liabilities provided $6,184,558 cash inflow for the nine months ended September 30, 2017, compared other payables and accrued liabilities contributed $6,486,134 cash inflow for the nine months ended September 30, 2016, which led to a decrease of $301,576 in net cash inflow.

●	We have net loss of $9,509,468 for the nine months ended September 30, 2017, compared to net loss of $10,146,382 for the nine months ended September 30, 2016, which led to an increase of $636,914 in net cash inflow.

Investing Activities. Net cash used in investing activities was $nil for the nine months ended September 30, 2017, compared to $1,851 for the nine months ended September 30, 2016, representing an increase of $1,851 in cash inflow.

Financing Activities. Net cash provided by financing activities was $1,530,470 for the nine months ended September 30, 2017, compared to net cash of $1,127,682 provided by financing activities for the nine months ended September 30, 2016, representing an increase of $402,790 in cash inflow.  The increase was primarily because we had advances of $1,566,562 from related parties for the nine months ended September 30, 2017, compared to $1,203,672 for the nine months ended September 30, 2016.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal quarter ended September 30, 2017. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017:

●

Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP; The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of September 30, 2017;  and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 23, 2017, Jasper Lake Holdings Limited beneficially owns 52.94% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

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

During the quarter ended September 30, 2017, the Company issued an aggregate of 75,000 shares of common stock to several individuals and entities for services rendered. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANGTZE RIVER DEVELOPMENT LIMITED

Dated: October 30, 2017	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2017	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

