Form 10-K
period 2017-12-31
Yangtze River Port & Logistics Ltd
filed 2018-03-09
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55576

YANGTZE RIVER PORT AND LOGISTICS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

41 John Street, Suite 2A, New York, NY	100038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 861-3315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $13.4540 on such date , is $1,034,739,686.

Number of the issuer’s common stock outstanding as of March 8, 2018: 172,344,446.

Documents incorporate by reference: None.

i

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YRIV,” “we,” “us,” and “our”  refers to the combined business of Yangtze River Port and Logistics Limited, a corporation formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary, Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital”), a company formed under the laws of Hong Kong, and Ricofeliz Capital’s wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China” or the “PRC”).  The aforementioned terms also include our wholly-owned subsidiary, Avenal River Limited (in the process of changing its name to Yangtze River Blockchain Logistics Limited), a corporation formed under the laws of British Virgin Islands, its wholly-owned subsidiary, Ricofeliz Investment (China) Limited, a company formed under the laws of Hong Kong, and Wuhan Yangtze River Newport Trading Limited, a company formed under the laws of China and the wholly-owned subsidiary of Ricofeliz Investment (China) Limited.

ii

PART I

Item 1. Business.

Overview

Yangtze River Port and Logistics Limited is a Nevada holding corporation. We operate through our wholly-owned subsidiary, Energetic Mind Limited (“Energetic Mind”), a British Virgin Islands corporation, which in turn operates through its wholly-owned subsidiary, Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), a Hong Kong corporation. Ricofeliz Capital which operates through its wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise incorporated in the People’s Republic of China that primarily engages in the business of real estate and infrastructural development and operating a port logistics center (“Logistics Center”) located in Wuhan, Hubei Province in the People’s Republic of China (“PRC”).

Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China’s latest “One Belt One Road” initiative. We believe that it is strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, an important trading locale for the PRC, the Middle East and Europe. To be fully developed upon completion, the Logistics Center will comprise six operating zones: port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The Logistics Center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport expects to provide domestic and foreign businesses direct access to the anticipated Pilot Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, and IT supporting services, among others.

We anticipate that income generated from the use of the warehouses, cargo loading and unloading, railway and highway transportation and logistics services and other logistics supporting services will comprise the main source of our income. It is also expected that income from real estate sales and leasing will be a relatively minor portion of our expected income since we are planning to sell or lease only a small portion of our real estate properties such as office spaces. We will begin construction on the Logistics Center once we are able to raise funds for it.

In the meantime, we have been developing a commercial building project called the Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building (“Phase 1 Project”) located in the south of Hans Road, Wuhan Yangluo Economic Development Zone which covers an approximate construction area of 222,496.6 square meters. We have been financing the Phase 1 Project with bank loans and shareholder advances. The Phase 1 Project comprises 7 buildings, four of which covering 35,350,4 square meters have been completed and three of which covering an approximate area of 57,450.4 square meters are still under construction as of December 31, 2017. We have sold approximately 22,780 square meters of commercial building space.

We plan to use the majority of our real estate properties for the development of our Logistics Center, from which our main source of expected income will be derived.

Wuhan Yangtze River Newport Logistics Center

The Logistics Center will be an extensive complex located in Wuhan Newport Yangluo Port. Wuhan, the capital of the Hubei Province in the People’s Republic of China is a major transportation hub city with access to numerous railways, roads and expressways passing through the city and connecting to major cities in China, as well as other international centers of commerce and business.

The Logistics Center will be on the upper stream of the Yangtze River, and close to the northern base of Wuhan Iron and Steel, China’s first mega-sized iron and steel production complex. The Logistics Center is expected to include a port terminal that will be located approximately 26.5km from the Wuhan Guan and 5.5km from the Yangluo Yangtze River Bridge. The operation area of the port is expected to consist of a riverbank of 1,039 meters with eight 5,000-to-10,000-ton berths, two of which are multi-purpose berths and the other six are general cargo berths. It is designed to be able to handle up to 5,000,000 tons of cargo annually, including up to 100,000 TEU for annual container throughput (including 20,000 TEU in freezer areas), 1,000,000 tons of iron and steel and 3,000,000 tons of general cargo.

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

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, the Yangluo development area is among the third group of China’s Pilot Free Trade Zone (“FTZ”) applicants to submit FTZ applications to the State Council. As of the date hereof, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Corporations within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in three phases in three years and reach its target maximum annual profit by the end of 2022 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2021 and the Logistics Center is in operation per our business plan. We have updated our original time-frame and the following table illustrates the anticipated timeframe of our investment and construction progress.

Time	Phase of Investment/Construction	Percentage of Total Anticipated Investment/ Construction (1)	Production Capacity (2)
1st Year (2018)	1st Phase	40%	30%
2nd Year (2019)	2nd Phase	70%	40%
3rd Year (2020)	3rd Phase	100%	60%
4th Year (2021)	Completed	100%	75%
5th Year (2022)	Completed	100%	100%

(1)	The percentage of construction in a certain phase reflects the anticipated contribution of the investment in such particular phase. For example, contribution of 40% of the total investment in Phase 1 will lead to construction of 40% of total value of the Logistics Center.

(2)	The percentage of Production Capacity shows the fraction of the target maximum annual profit to be earned when the Wuhan Project is fully operational. We target to reach its maximum annual profit by the end of 2021 assuming the entire funding required for construction of the Logistics Center of $1.03 billion is in place by 2020 and the Logistics Center is in operation according to our business plan.

Wuhan Newport has signed a twenty-year lease agreement effective April 27, 2015, the maximum number of years permitted by the applicable PRC laws, with rights to renew, at its sole discretion, for another twenty-years, to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to be comprised port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses, once constructed, will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

Logistics Center Highlights:

●	The shipping center will be implemented under China’s latest “One Belt, One Road” initiative to promote the “Yangtze River Economic Belt”;

●	Wuhan Newport is part of the Yangluo port, which is part of the area that is currently seeking approval for status as a “Free-Trade Zone”;

●	Wuhan Newport is part of the “Yangluo Comprehensive Bonded Zone”, which allows the enterprises in the zone to receive certain favorable tax treatments such as export tax rebates and less or free of value-added tax and consumption tax.

Wuhan Economic Development Port Limited

On December 26, 2017,we entered into a purchase agreement (the “Purchase Agreement”) with the shareholders (the “Wuhan Port Shareholders”) of Wuhan Economic Development Port Limited (the “Wuhan Port”) to acquire all the equity interests of Wuhan Port (the “Wuhan Port Acquisition”). In exchange, the Wuhan Shareholders will acquire all the ordinary shares of Energetic Mind and in turn, Ricofeliz Capital, Wuhan Newport and the abovementioned plans for the Logistics Center.

The closing of the transaction, which shall be no later than March 31, 2018 and is conditioned upon satisfactory due diligence, the completion of auditing of the financial statements of Wuhan Port, and the approval of relevant regulatory agencies.

In addition to the exchange of Energetic Mind for Wuhan Port, we will also have to pay RMB 600 million (approximately, US$91 million) to the Wuhan Port Shareholders (“Additional Consideration”). The Additional Consideration is to be paid as follows: (i) a refundable deposit of RMB 30 million upon the issuance of an initial due diligence report and audit and (ii) the remaining RMB 570 million on closing in cash or in the form of a 7% convertible note. Our Board of Directors and majority shareholders have approved this transaction.

Wuhan Port owns all the equity interests in Hubei Taiding Container Port Limited (“Hubei Taiding”) and Wuhan Economic Development Port Logistics Limited (“Wuhan Economic Development”). It has the following major operations: (i) its owns 7,060 meters of the Yangtze River shoreline located in the Hannan District Port, Wuhan City. Currently three berths along the 330 meters of the coastline has been completed and in operation. Additional six berths have been approved by the local government and waiting to be built. Also, more than ten berths are pending approval by the local government; (ii) its owns a total of 1,371,960 square meters of industrial land near the Hannan District Port for the construction of logistics warehouses and supporting office buildings. A warehouse totaling 11,340 square meters has been built and is in operation; (iii) its owns an office building comprising 4,575.7 square meters if office space; and (iv) it has received a registration certificate issued by China Wuhan Customs. The total value of its fixed assets plus intangible assets as of December 31, 2017 was RMB 3 billion, or approximately USD$454M, based on an assessment report issued by a local appraisal company.

If the Wuhan Port Acquisition were to be consummated, we would be divested of our interests in Energetic Mind and correspondingly, our interests in Wuhan Newport and the Logistics Center and will assume the business of Wuhan Port. Conversely, if the Wuhan Port Acquisition were to fail to be consummated, then we shall continue our plans to develop the Logistics Center.

The “One Belt, One Road” Initiative.

According to the Vision and Actions on Jointly Building Belt and Road issued by the National Development and Reform Commission, Ministry of Foreign Affairs, and Ministry of Commerce of the People’s Republic of China, with State Council authorization in March 2015, “One Belt, One Road” (the “Initiative”) is a infrastructural development concept initiated by the leaders of the Chinese government in 2013. It refers to the New Silk Road Economic Belt, which will link China with Europe through Central and Western Asia, and the 21st Century Maritime Silk Road, which will connect China with Southeast Asian countries, Africa and Europe through the Pacific and Indian Ocean. Neither the belt, nor the road, follows a designated route, but serves as a conceptual roadmap for China’s plan to expand its presence commercially to the regions outside of the country and strengthen its economic relationships with the nations in these regions.

The “Belt” and the “Road” run through the continents of Asia, Europe and Africa, connecting the vibrant East Asian economic circle on one end and developed European economic circle on the other, and encompassing countries with huge potential for economic development. The Silk Road Economic Belt focuses on bringing together China, Central Asia, Russia and Europe (the Baltic), linking China with the Persian Gulf and the Mediterranean Sea through Central Asia and West Asia, and connecting China with Southeast Asia, South Asia and the countries along the Indian Ocean. The 21st-Century Maritime Silk Road is designed to go from China’s coast to Europe through the South China Sea and the Indian Ocean in one route, and from China’s coast through the South China Sea to the South Pacific in the other.

On land, the Initiative is expected to focus on jointly building a new Eurasian Land Bridge and developing China-Mongolia-Russia, China-Central Asia-West Asia and China-Indochina Peninsula economic corridors by taking advantage of international transport routes, relying on core cities along the Belt and Road and using key economic industrial parks as cooperation platforms. At sea, the Initiative is expected to focus on jointly building smooth, secure and efficient transportation routes connecting major sea ports along the Belt and the Road. The China-Pakistan Economic Corridor and the Bangladesh-China-India-Myanmar Economic Corridor are closely related to the Belt and Road Initiative, and therefore require closer cooperation and greater progress. (Source: http://en.ndrc.gov.cn/newsrelease/201503/t20150330_669367.html; National Development and Reform Commission, Ministry of Foreign Affairs, and Ministry of Commerce of the People’s Republic of China, with State Council authorization).

Corporate History

On December 23, 2009, we were incorporated under the laws of the State of Nevada under the name of “Ciglarette International, Inc.”.

On March 1, 2011, we completed a reverse acquisition transaction through a share exchange with Kirin China Holding, a British Virgin Islands company (“Kirin China”), whereby acquired all of the issued and outstanding shares of Kirin China in exchange for 18,547,297 shares of common stock, which represented approximately 98.4% of the total shares outstanding immediately following the closing of this share exchange (the “First Share Exchange”). Upon consummation of the First Share Exchange, we changed our name to “Kirin International Holding, Inc.” and traded under the symbol “KIRI” on OTC Markets. As a result of the First Share Exchange, Kirin China became a wholly-owned subsidiary. We ceased the smokeless cigarette business and became a holding company, through various controlled entities in the China, engaged in the development and operation of real estate in China. Through Kirin China, we engaged in private real estate development focusing on residential and commercial real estate development in “tier-three” cities in China. Tier-three cities are provincial capital cities with ordinary economic development and prefecture cities with relatively strong economic development.

On December 19, 2015, we entered into certain share exchange agreements with Energetic Mind and all the shareholders of Energetic Mind whereby the Company acquired 100% of the issued and outstanding ordinary shares of Energetic Mind (the “Second Share Exchange”). Pursuant to the terms of the agreements for the Second Share Exchange, in exchange for 100% of the issued and outstanding ordinary shares of Energetic Mind, we agreed to issue to (i) the shareholders of Energetic Mind an aggregate of one hundred fifty-one million (151,000,000) shares of Company’s common stock and (2) a certain related party an additional 8% convertible promissory note in the principal amount of one hundred fifty million dollars ($150,000,000), with a conversion price of $10.00 per share.

On December 31, 2015, we disposed all of our interests in i) Brookhollow Lake, LLC, ii) Newport Property Holding, LLC, iii) Kirin China, iv) Kirin Hopkins Real Estate Group LLC, v) Archway Development Group LLC, vi) Specturm International Enterprise, LLC and vii) wholly-owned subsidiary HHC-6055 Centre Drive LLC. The sale of Kirin China also effectively terminated Company’s contractual relationship with Hebei Zhongding Real Estate Development Co. Ltd and Xingtai Zhongding Jiye Real Estate Development Co., Ltd, both of which are companies formed under the laws of the People’s Republic of China and were deemed Company’s variable interest entities prior to this sale (“Subsidiaries Sale”).

As a result of the Second Share Exchange and the Subsidiaries Sale, the Company currently operates its business solely through its wholly-owned subsidiary Energetic Mind, which is the sole shareholder of Ricofeliz, which engages its business through its wholly-owned subsidiary, Wuhan Newport.

On January 13, 2016, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) with the Secretary of the State of the State of Nevada, to change our name from “Kirin International Holding, Inc.” to “Yangtze River Development Limited”. Effective January 22, 2016, Company changed its stock symbol from “KIRI” to “YERR”.

The Company, by and among Armada Enterprises GP (“Armada”) and Wight International Construction, LLC (“Wight”), entered into (i) a Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) dated October 3, 2016, first and second addendums, dated October 3, 2016 and November 30, 2016, respectively, and (ii) an Amended and Restated Limited Liability Company Agreement dated November 16, 2016 (collectively with the Contribution Agreement, the “Agreement”), whereby the Company acquired 100 million preferred B membership units of Wight, which would ultimately convert into 100 million LP units in Armada Enterprises LP. In exchange, the Company issued a $500 million convertible promissory note (“Note”) and 50,000,000 shares of the Company’s common stock to Wight. As a result of the Agreement and the conversion of the Note on November 17, 2016, Wight owned 100,000,000 shares of the Company’s common stock representing 36.73% of the Company’s voting power and the Company owned 100 million preferred B membership units in Wight representing a 62.5% non-voting equity interest in Wight.

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

On April 19, 2017, our common stock commenced trading on the NASDAQ Capital Market under the symbol of “YERR”. On August 18, 2017, our common stock started trading on the NASDAQ Global Select Market under the same symbol.

On February 8, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada, to change our name from “Yangtze River Development Limited” to “Yangtze River Port and Logistics Limited” (the “Name Change”). In connection with the Name Change, our trading symbol was changed from “YERR” to “YRIV”.

Organization & Subsidiaries

Upon completion of the Second Share Exchange and Subsidiaries Sale described above in “Corporate History”, we hold 100% of the ordinary shares of our wholly owned subsidiary, Energetic Mind. Energetic Mind in turn operates through its wholly-owned subsidiary, Ricofeliz Capital and Ricofeliz Capital operates through its wholly-owned subsidiary, Wuhan Newport. Wuhan Newport primarily engages in the business of real estate and infrastructural development and operating the Logistics Center.

On January 30, 2018, we incorporated Avenal River Limited in the British Virgin Islands. Avenal River Limited owns all of the shares of Ricofeliz Investment (China) Limited, a Hong Kong company, which in turn owns 100% of the equity interest of Wuhan Yangtze River Newport Trading Limited, a PRC company.

The following diagram illustrates our current corporate structure:

However, if the Wuhan Port Acquisition were to be consummated and Energetic Mind divested to the Wuhan Port Shareholders, our corporate structure will be altered as follows:

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

Transportation and Logistics Services

Taking the regional advantage of the highways, railways and waterways in Yangluo area, We plan to develop a shipping hub with access to all types of cargo transportation and offer complementary services to businesses within this logistics center. We intend to create an efficient, reliable and comprehensive logistics service system by utilizing the third-party service providers with offices within the Logistics Center to provide professional logistics services.

We are currently constructing the port terminal which will be the focal point of the Yangtze River Economic Belt. The Yangtze River riverbank within our properties measures 1,039 meters, where we plan to complete eight cargo berths handling ships ranging from 5,000 to 10,000 tons.

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

The customs facility at the Yangluo Comprehensive Bonded Area allows cargo vessels ranging from 5,000 to 10,000 tons to set out from Shanghai downstream via the Yangtze River in order to transport “Made in China” commodities to the Pacific Ocean and further to any other ports across the Indian Ocean. In return, transporting commodities from other countries will be shipped directly back to Wuhan and then distributed throughout rest of the Mainland China. Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, the Yangluo development area is amongst the third group of China’s Free-Trade Zone applicants to submit FTZ applications to the State Council through the Wuhan municipal government for approval. Approvals have so far been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed.

Cold Chain Logistics Services

A cold chain is a temperature-controlled supply chain. An unbroken cold chain is an uninterrupted series of storage and distribution activities which maintain a given temperature range. It is used to help extend and ensure the shelf life of products such as fresh agricultural produce, seafood and frozen food.

Within the Logistics Center, we will be able to provide extensive storage and processing services to its customers. Meanwhile, a cold chain logistics service system will be established to better help our clients’ processing needs for their frozen foods, meats and other products that need special processing and handling. In addition, we will offer professional services with temperature control, sorting, processing, packaging and delivery to ensure the reliability and safety of the logistics process.

Information Platform

To adapt to the needs of modern logistics service and meet the standards of the industry worldwide, we will establish comprehensive automated management systems, as well as develop an operation system, enquiry system and decision-making systems for all types of business information such as warehouse, storage, trade, distribution and transportation, movable assets supervision and freight forwarding. We plan to launch an integrated and information-sharing platform geared towards the demand of its targeted markets and potential clients.

We will establish a uniform information platform including an internet-based logistics information portal and an e-commerce platform to provide our clients with services such as logistics services tracking, service rating, online operation, electronic transaction, etc. We expect this information portal to be equally reliable for both service providers and their respective clients.

We will also establish an e-commerce system based on the logistics information portal and we will provide clients with many updated services such as online transactions, online payments, online inquiries and business information communication. This will create a comprehensive service system and a business model with high integration of information flow, capital flow, trade flow and goods flow.

Portside Service

We also plan to provide incentives for companies that specialize in IT, production of new material and high-end equipment and manufacturing companies to station nearby the Logistics Center so that these companies can grow with the Logistics Center, leveraging each other’s specialization to serve each other’s business needs.

Logistics Financing

Logistics financing is mainly based on using supplies as collateral to obtain financing for supply chains to improve its overall economic efficiency. Developing an innovative logistics financing is significant because traditionally mortgages or loans are concentrated in real estate and logistics financing provides a lower systematic risk for lenders.

Compared to developed countries, we believe that logistics financing is a rather new field in China. The driving force for logistics financial service in western countries is mainly attributable to financial institutions as opposed to third-party private logistics companies in China who would occasionally provide financing options.

Logistics financial services became a popular investment vehicle among these third-party lenders. However, the business of logistics financing has become more complex for these private lenders to handle as they will need professionals to guide them through the process and thus safeguard their investments.

Even though the history of logistics financing has been relatively short in China, the appetite for this is expected to grow as the Free Trade Zones in Shanghai, Tianjin and soon-to-be Wuhan will likely attract more business and international financial institutions. Logistics financing not only provides businesses with a new alternative to meet their capital needs, but also opens a new channel for commercial banks to reach small and mid-size businesses. While interest income generated from logistics financing transaction is often an important source of income for many multinational logistics companies, companies who are able to provide financing are often the industry leaders. Because logistics financing can be an effective channel for the Company to reach its targeted market, we plan to capture this first-mover advantage when logistics financing is still in its development stage in China.

In light of this market opportunity, we plan to establish and utilize e-commerce platforms to offer online booking, online dealing and online exhibiting services to provide professional transaction services for electronic products, commodity, foods and metals. We also plan to provide comprehensive support services to complement logistics financing. Maritime insurance and training services will be offered within the Logistic Center. We plan to help our clients to raise construction capital through Build-Transfer (“BT”), Build-Operate-Transfer (“BOT”), corporate debt and equity financing. Finally, we plan to collaborate and develop strategic alliances with other logistics or cargo shipping centers around the world.

Sales and Marketing

We plan to sell our properties by forming strategic alliances with CMST Development (Hankou) Co. Ltd. (“CMST-Hankou”), the Shanxi Chamber of Commerce in Hubei (“SCCH”) and the Wuhan Coal Business Association (“WCBA”).

Partnership with CMST

CMST-Hankou is a regional subsidiary of the CMST Development Co. Ltd, which is a state-owned enterprise that principally engages in the logistics and import & export businesses. CMST-Hankou’s core business includes warehouse storage, sale and distribution of commodities, and freight forwarding. Pursuant to the Memorandum of Understanding executed with CMST-Hankou on August 20, 2015, CMST-Hankou has agreed to transfer all of its warehouse storage and processing division, distribution service division and other existing businesses to the premises of the Logistics Center. In addition, CMST-Hankou has agreed to move its warehouse for steel trading business with the Shanghai Future Exchange to the Logistics Center. In consideration, we have agreed to offer CMST-Hankou a 5% discount on all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. In addition, CMST-Hankou has agreed to assist the Company with the establishment of an online commodity exchange platform to provide a comprehensive support system through the supply chain and provide necessary personnel to help with the management of the warehouse operations within the Logistics Center. Though at a slight discount, the Company is expected to receive fees based on CMST-Hankou’s large volume of commodities that need to be stored and use of complementary services at the warehouse facilities and operating areas, as well as rental income and/or property sales generated from the office complex. However, the partnership is subject to the terms and conditions of a definitive agreement between CMST-Hankou and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

Partnership with SCCH

SCCH is a non-profit business coalition with 252 businesses across various industries as members. Pursuant to the Memorandum of Understanding executed with SCCH on July 27, 2015, SCCH has agreed to move its headquarters to the office complex within the Logistics Center by purchasing or leasing certain units. In consideration of a 7% discount to the purchase price of $2,729 per square meter of our properties, approximately 50 businesses within the organization plan to open offices in the Logistics Center and purchase at least 100,000 square meters of space within the office complex. SCCH, on behalf of 50 businesses, also executed a letter of intent to purchase approximately 100,000 square meters of storefront. In addition, because we expect the 50 businesses to have a total annual turnover of commodities of more than 5,000,000 tons, we have agreed to offer members of SCCH a 5% discount on all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. However, the partnership is subject to the terms and conditions of a definitive agreement between SCCH and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

Partnership with WCBA

WCBA is a non-profit business coalition with more than 300 businesses within the coal mining industry as members. Pursuant to the Memorandum of Understanding executed with WCBA on September 17, 2015, WCBA has agreed to move its headquarters to the office complex within the Logistics Center by purchasing or leasing certain units. We have agreed to offer WCBA member businesses a 5% discount to the purchase price of $2,729 per square meter of our properties. In addition, because we expect WCBA members to have a total annual turnover of coal-related commodities of more than 20,000,000 tons and will use the Company’s warehouse storage for at least 3,000,000 tons, we have agreed to offer members of WCBA a 5% discount on all services provided within the Logistics Center, including those within the warehouses, port terminal, and railway operating zones. However, the partnership is subject to the terms and conditions of a definitive agreement between WCBA and the Company. No assurances can be provided at this point that such a definitive agreement will be executed.

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

Market Overview of Wuhan

Located in the middle reaches of the Yangtze River, Wuhan has been regarded as the gateway to nine provinces nearby. Beijing-Guangzhou Railway and the Yangtze River converge in Wuhan and also Beijing-Jiulong Railway and Beijing-Guangzhou Railway intersect in it, thus forming a railway network linking North China, Southwest China, Central South China and East China. Moreover, Beijing-Zhuhai Expressway and Shanghai-Chengdu Expressway converge in Wuhan and a high-speed railway along the Yangtze River will be completed here soon. Therefore, a “flexible multimodal transportation system” combining expressways, high-speed railways and water transportation on the Yangtze River will give greater prominence to Wuhan’s position of strategic importance as a junction of water and land transportation in China (Source: http://www.maxxelli-blog.com/introduction-to-wuhan/).

Wuhan is the largest inland logistics and cargo distribution center in China, with its service covering approximately a 400 million population in the five neighboring provinces including Hunan, Jiangxi, Anhui, Henan and Sichuan. At present, there are over 10,000 commercial organizations, 105,000 commodity networks, four commercial listed enterprises as well as eight comprehensive shopping centers on the list of China Top 100 Retail Shopping Centers (Source: http://www.maxxelli-blog.com/introduction-to-wuhan/).

China is thoroughly implementing the strategy of coordinated regional development, expanding domestic demand, innovation-driven development and new urbanization, and building a new economic support belt relying on the Yangtze River. As a central city in the central region and the middle reach of the Yangtze River, and the country’s major transportation hub and science and technology base, Wuhan faces multiple overlapping strategic opportunities. Location, transportation, science, education, market and other advantages will be further enhanced and fully released and more quickly transformed into development and competitive advantage (Source: http://www.maxxelli-blog.com/introduction-to-wuhan/).

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

With the rapid development of inland water shipping in China, logistics and port management industry has grown significantly. Wuhan is one of the major inland water ports in China. In 2014, Wuhan government released an Opinion On Accelerating The Establishment Of Shipping Center In The Middle Reach Of Yangtze River, and indicated that the government will help the Wuhan shipping center to be a well-equipped, surrounding industry developed internationally with a scaled and intelligent inland water shipping center with highly concentrated port and shipping resources . In the Development Plan On Wuhan Logistics Space (2012-2020), Wuhan is strategically positioned as the critical joint of the global supply chain and the logistics transportation hub and information center of China.

However, in Wuhan, logistics for domestic trade operate separately from that for international trade and all resources are scattered and not concentrated enough to form a well-organized and well-managed international supply chain. It is very difficult for Wuhan to realize the synergy of business, logistics, money and information. In addition, a majority of the current logistics companies in Wuhan focus on traditional cargo transportation and storage services. Therefore, there exists an opportunity for an efficient, comprehensive and modern logistics service center to facilitate the channel of both regional and global logistics.

Competitive Advantages

The following factors reflect our advantages over our competitors:

●	Experienced Logistics Management Team. We have a professional team with significant experience in logistics management. Members of the Company’s team have had work experience with well-known logistics management companies in different cities. In addition, the management members are well educated with degrees from top universities such as Huazhong University of Science and Technology, Wuhan University, University of British Columbia and the Chinese Academy of Social Sciences.

●	Encouraging Policy Environment. Under China’s latest “One Belt, One Road” initiative, we are strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, a crucial trading window between China, the Middle East and Europe. In May 2015, the China State Council approved the nation’s economic strategic plan, the Vigorous Development Plan of Yangtze River Economic Belt. The Yangtze River Economic Belt has sharpened the focus on the Wuhan New Port Yangluo Terminal, where the port project that we are currently developing is located.

●	Unique Transportation Network. Wuhan is located in the middle reaches of the Yangtze River, east facing south-eastern coastal economic developed area and west linking north-western raw material base. The distance to metropolitan cities, such as Beijing, Shanghai, Hong Kong and Chongqing are within 1,200 kilometers. As a central city in mainland China, Wuhan is capable of reaching over 30 provinces like Yunnan Province, Henan Province, Sichuan Province, Shanxi Province, Jiangxi Province and Hunan Province and 600 cities and counties in China.

●	Highway: The Logistics Center is in close proximity to the Beijing-Zhuhai expressway, the Shanghai-Chengdu Expressway, and the Jiangbei Expressway.

●	Waterway: The project adjacent to the Yangluo deep-water port, has eight 5,000-ton berths, directly leading to Jianghai. Yangluo Port is the largest national shipping port in Central China and the largest container port in the upper reaches of the Yangtze River. We will be strategically located for international procurement, distribution and delivery.

●	Railway: The Beijing-Guangzhou, Beijing-Kowloon Railway, the Beijing-Guangzhou railway extension line and special railway lines offer direct access to the Logistics Center. The Logistics Center will, through the Jiangbei railway- Xianglushan station, connect all of the domestic railway freight stations, and through the construction of the “Chinese new Europe” railway, throughout the Continent.

●	Airport: 30 kilometers from the Wuhan Tianhe airport.

●	Light-rail transit: By 2018, two light rail stations are expected to be completed next to the Logistics Center, cutting the commute to downtown Wuhan to only 20 minutes.

●	Jiangbei Expressway: After the completion of Jiangbei Expressway, commute by car from downtown Wuhan to the Logistics Centers is expected to be only about 20 minutes.

The following map shows the location of the proposed Logistics Center and surrounding transportation network:

Employees

As of the date of this Report, we have a total of 20 employees, including our executive officers. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees	% of Total
Management	3	15%
Engineer	3	15%
Sales	7	35%
Administrative	3	15%
Property management	1	5%
Accounting	3	15%
Total	20	100%

Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Competition

The real estate and logistics industries in the PRC are both highly competitive. Many of our competitors are well capitalized and have greater financial, marketing, and other resources than we do. Some of our competitors also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and more established relationships in certain markets.

Intellectual Property

Trademark

We are currently applying for trademark protection in China for our Company’s logo and we anticipate that we will be able to obtain the trademark within the next 12 months.

Set forth below is a detailed description of our trademark under application.

Country	Trademark	Application Number	Classes	Our Ref	Status
Mainland China		18367978	39*	TMZC18367978ZCSL01	In process

*Class 39

Transport; packaging and storage of goods; travel arrangement.

Domain Names

We have added the domain names i) www.yerr.com.cn; ii) www.cjxgwl.com; and iii) www.cjxgwl.cn to the Internet Content Provider License that we currently hold and we have received the updated ICP License covering the foregoing domain name. The ICP record number is 15016982.

Customers/Suppliers

Until the Logistics Center is built and operational, we do not currently have customers or suppliers.

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

If adequate additional financing is not available on reasonable terms, we may not be able to undertake ongoing real estate construction or continue to develop and expand the services of our Logistics Center, which may as a result impact our cash flow and we would have to modify our business plans accordingly. We will not be able to fully implement our business plan unless the $1 billion funding (as described in the prospectus summary) is in place by 2021 and we do not have any definitive agreement nor letter of intent for such financing except for this offering.  There is no assurance that additional financing will be available to us.

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

WE HAVE SUSTAINED SIGNIFICANT RECURRING OPERATING LOSSES AND EXPERIENCED NEGATIVE CASH FLOW FOR OPERATIONS SINCE INCEPTION.

We have sustained recurring losses and experienced negative cash flow from operations since inception. Since inception, we have focused on developing and implementing our business plan. As of December 31, 2017, we have generated cumulative losses of approximately $41,238,467 since inception, and we expect to continue to incur losses until 2020.  We believe that our existing cash resources will not be sufficient to sustain operations during the next twelve months. We need to generate revenue and raise funding in order to sustain our operations and continue to implement our business plan. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would likely be unable to execute upon the business plan or pay expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

WE BELIEVE THAT WE WILL DERIVE THE MAJORITY OF OUR REVENUE FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

The majority of our revenues are expected to be generated from sales of our properties and services in the PRC and we anticipate that revenue from such sales will continue to represent the substantial portion of our total revenue in the near future. Our sales and earnings can also be affected by changes in the general economy. Our success is influenced by a number of economic factors which affect consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT COULD CAUSE US TO INCUR SIGNIFICANT LIABILITIES OR RESTRICT OUR BUSINESS ACTIVITIES.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes that may be imposed to defray the cost of providing certain governmental services and improvements. For example, our proposed Wuhan Port Acquisition will require approvals from local State Administration for Industry and Commerce. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations or our ability to implement on business plans.

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

OVER-SUPPLY OF REAL ESTATE PROPERTIES COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

Most of our assets consist of real estate properties within the premise of our Logistics Center. While our business will primarily revolve around the services provided by the Logistics Center, we expect to sell and/or lease properties to other businesses to generate revenue. Although we expect the value of our real estate properties to appreciate upon Yangluo Port’s obtaining the approval of the “Free Trade Zone” status, risk of property over-supply is increasing in parts of China on a macro-level, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected. If we cannot sell or lease our properties at a favorable price, we may not have the necessary capital resources to fully execute our business plan and therefore our results of operations will be adversely affected.

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

DEFAULTING ON BANK LOANS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

We plan to develop a full-service logistics center using the properties we have obtained land-use rights to. To finance the development, part of Company’s properties held for development and land lots under development have been pledged as collateral for financial institution loans. As of December 31, 2017, we have an outstanding loan payable to China Construction Bank totaling $44,211,399. The loan has a maturity date of May 29, 2020. The loan is a floating rate loan whose rate (2017: 6% per annum and 2016: 6% per annum) is set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China.  The secured bank loan with China Construction Bank contains certain protective contractual provisions that limit our activities in order to protect the lender. The risk of default may increase in the event of an economic downturn or due to our failure to successfully execute our business plan. Defaulting on our bank loans could result in loss of our collateralized assets and cause a material adverse effect on our results of operations.

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

THE OPERATING HISTORIES OF OUR OPERATING COMPANIES MAY NOT SERVE AS ADEQUATE BASES TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

The operating history of Wuhan Newport may not provide a meaningful basis for evaluating our business following consummation of the Second Share Exchange. We cannot guarantee that we can achieve profitability or that we will have net profit in the future. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH HAVE RESULTED IN MATERIAL MISSTATEMENTS IN OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 AND 2016.

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2015, as we did not maintain effective controls over the selection and application of GAAP related to classification of capital transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. These material weaknesses resulted in the restatement of our financial statements for the year ended December 31, 2015. Our management concluded that the Company’s previously issued financial statements for the year ended December 31, 2015 should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded each was ineffective as of December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

●

Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

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

In addition to the above, management also identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

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

Any actions we have taken or may take to address the material weaknesses we had for the fiscal years ended December 31, 2015 and 2016 are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. Although we believe that the steps we have taken sufficiently remediate the material weaknesses we had for the fiscal years ended December 31, 2015 and 2016, we cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If our remedial measures are again insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Additionally, the lease may subject to the preemptive rights of other farmers in the same village or rural collective. If the preemptive rights are not exercised within two months from the date on which we start using the parcels of land, it is very likely that the PRC courts will not enforce such preemptive rights. As of the date of this prospectus, two months or more have passed since we started using the land we leased from Chunfeng villagers’ committee and we have not received any claim from person purporting to assert the pre-emption rights.

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

OUR FACILITIES MAY BE AFFECTED BY FIRE OR NATURAL CALAMITIES. OUR OPERATIONS ARE ALSO SUBJECT TO THE RISK OF POWER OUTAGES, EQUIPMENT FAILURES OR LABOR DISTURBANCES AND OTHER BUSINESS INTERRUPTIONS. WE HAVE LIMITED INSURANCE COVERAGE AND DO NOT CARRY ANY BUSINESS INTERRUPTION INSURANCE.

A fire, floods or other natural calamity may result in significant damage to our facilities. Our operations are subject to risks of various business interruptions, including power outages, equipment failures or disturbances from labor unrest. If we are unable to obtain timely replacements of damaged equipment, or if we are unable to find an acceptable general contractor to repair our facilities damaged by a catastrophic event, then major disruptions to our operations would result, which would have significant adverse effect on our operations and financial results. Our property insurance may not be sufficient to cover damages to our facilities, and we do not carry any business interruption insurance covering lost profits as a result of the disruption to our operations.

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

WE MAY NOT COMPLETE THE ACQUISITION OF WUHAN ECONOMIC DEVELOPMENT PORT LIMITED AS THE CLOSING OF THE ACQUISITION IS SUBJECT TO CLOSING CONDITIONS

On December 26, 2017, the Company entered into an agreement with shareholders holding 100% of the equity interest of Wuhan Economic Development Port Limited (the “Acquiree”). Our future growth is likely to depend to some degree on our ability to successfully acquire the Acquiree. Although we currently expect the acquisition to close before March 31, 2018, subject to customary closing conditions, including satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies, there can be no assurance that the acquisition will be completed in accordance with the anticipating timing or at all. If the acquisition is not completed on a timely basis, or at all, the Company’s business and future growth may be adversely affected.

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

WE MAY BE EXPOSED TO LIABILITIES UNDER THE FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAW.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption . Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees or consultants of our Company, because these parties are not always subject to our control. We are in the process of implementing an anticorruption program, which will prohibit the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption laws.  However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

WE ARE A HOLDING COMPANY AND WE RELY ON FUNDING FOR DIVIDEND PAYMENTS FROM OUR SUBSIDIARIES, WHICH ARE SUBJECT TO RESTRICTIONS UNDER PRC LAWS.

We are a holding company incorporated in Nevada and we operate our core businesses through our subsidiary in the PRC. Therefore, the availability of funds for us to pay dividends to our shareholders and to service our indebtedness depends upon dividends received from such PRC subsidiary. If our subsidiary incurs debt or losses, its ability to pay dividends or other distributions to us may be impaired. As a result, our ability to pay dividends and to repay our indebtedness will be restricted. PRC laws require that dividends be paid only out of the after-tax profit of our PRC subsidiary calculated according to PRC accounting principles, which differ in many aspects from generally accepted accounting principles in other jurisdictions. PRC laws also require enterprises established in the PRC to set aside part of their after-tax profits as statutory reserves. These statutory reserves are not available for distribution as cash dividends. In addition, restrictive covenants in bank credit facilities or other agreements that we or our subsidiary may enter into in the future may also restrict the ability of our subsidiary to pay dividends to us. These restrictions on the availability of our funding may impact our ability to pay dividends to our shareholders and to service our indebtedness.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED IF OUR PRC SUBSIDIARY DECLARES BANKRUPTCY OR BECOMES SUBJECT TO A DISSOLUTION OR LIQUIDATION PROCEEDING.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Our PRC subsidiary hold certain assets that are important to our business operations. If our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

According to the SAFE’s Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, effective on December 17, 2012, and the Provisions for Administration of Foreign Exchange Relating to Inbound Direct Investment by Foreign Investors, effective May 13, 2013, if our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, prior approval from the SAFE for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE local branch. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE and its relevant branches in the past.

FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenue and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from any capital raises into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

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

IF WE BECOME DIRECTLY SUBJECT TO THE RECENT SCRUTINY, CRITICISM AND NEGATIVE PUBLICITY INVOLVING U.S.-LISTED CHINESE COMPANIES, WE MAY HAVE TO EXPEND SIGNIFICANT RESOURCES TO INVESTIGATE AND RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS OPERATIONSAND OUR REPUTATION AND COULD RESULT IN A LOSS OF YOUR INVESTMENT IN OUR SHARES, ESPECIALLY IF SUCH MATTER CANNOT BE ADDRESSED AND RESOLVED FAVORABLY.

Recently, U.S. public companies that have substantially all of their operations in the PRC, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company and our business . If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

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

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the provinces in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that Wuhan Newport’s operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in the PRC. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our properties rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and services.

OUR SALES AND OPERATING REVENUE COULD DECLINE DUE TO MACRO-ECONOMIC AND OTHER FACTORS OUTSIDE OF OUR CONTROL, SUCH AS CHANGES IN CLIENT CONFIDENCE AND DECLINES IN EMPLOYMENT LEVELS.

The real estate and logistics markets in the PRC are susceptible to fluctuations in economic conditions. Our business substantially depends on the prevailing economic conditions in the PRC. Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of market participants and consequently fewer purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in client confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our properties, which could cause our operating revenue to decline. A reduction in our revenue could in turn negatively affect the market price of our securities.

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

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PENALTIES AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARY, LIMIT OUR PRC SUBSIDIARY’S ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

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

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of any capital raise into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES AND ADVERSELY AFFECT THE IMPLEMENTATION OF OUR ACQUISITION STRATEGY AS WELL AS OUR BUSINESS AND PROSPECTS.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in the PRC. The public notice states that if an offshore company controlled by PRC’s residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC’s residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

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

CAPITAL OUTFLOW POLICIES IN THE PRC MAY HAMPER OUR ABILITY TO REMIT INCOME TO THE UNITED STATES AND RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY.

The PRC’s government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenue in RMB. Under our current corporate structure, our U.S. holding company may rely on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. This could affect the ability of our PRC subsidiary to obtain foreign exchange through debt or equity financings, including by means of loans or capital contributions from us. In the future, the PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

The majority of our revenue would be and operating expenses are denominated in RMB. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Pursuant to the Foreign Currency Administration Rules, promulgated on January 29, 1996 and amended on January 14, 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from SAFE or its local branch for conversion of RMB into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, e our PRC subsidiary and its affiliates may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends to us and payment of licensing fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies.

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

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our furniture or buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our facilities due to fire, severe weather, flood or other causes, and such damage or loss may have a material adverse effect on our financial condition, business and prospects.

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

PRICE INFLATION IN CHINA COULD AFFECT OUR RESULTS OF OPERATIONS IF WE ARE UNABLE TO PASS ALONG CONSTRUCTION PRICE INCREASES TO OUR CUSTOMERS.

Inflation in China has continued to rise over the last few years. Because our builders will purchase raw materials from suppliers in China, price inflation has caused an increase in the cost of construction.  Price inflation may affect the results of our operations if we are unable to pass along the price increases to our customers.  Similarly, the purchase and installation of equipment or furniture may increase as a result of these recent inflationary trends, which are expected to continue for the near future. Accordingly, inflation in China may weaken our competitiveness domestically and in international markets.

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

Risks Related to Ownership of Our Common stock

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE OFFERING PRICE.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING COMMON STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

JASPER LAKE HOLDINGS LIMITED, OUR MAJORITY STOCKHOLDER, MAY HAVE SIGNIFICANT INFLUENCE OVER THE OUTCOME OF MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL, WHICH MAY PREVENT US FROM ENGAGING IN CERTAIN TRANSACTIONS.

As of March 8, 2018 Jasper Lake Holdings Limited beneficially owns 52.94% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

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

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, WHICH MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO SELL THEIR STOCK.

“. On August 18, 2017, the Company our common stock started trading on the NASDAQ Global Select Market under the symbol “YRIV”.. There is a limited trading market for our common stock . Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 41 John Street, Suite 2A, New York, NY 10038, for which we currently pay a rent of $7,395 per month for our lease. The lease originally terminated on March 31, 2018 and we have extended to March 31, 2019.

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

Name of the Property	Location	Purpose of Use	Area (㎡)	Duration Date
Land Lease No. HZ20150427 (1)	Chunfeng Village, Yangluo Neighborhood, Wuhan, Hubei Province, PRC	Commercial	1,214,654.52	April 26, 2035
New York Office Premise	41 John Street, Suite 2A, New York, NY 10038	Commercial	Suite 2A	March 31, 2019

(1)	On October 8, 2016, we entered an amendment to the Land Lease No. HZ20150427 Agreement (“Amendment”) that was executed on April 27, 2015 between the Company and Chunfeng Villagers Committee at the Yangluo Neighborhood Office in Xinzhou District, Wuhan (“CVC”). We agreed to make an advance payment of the first year rent to CVC (“First Year Rent”), upon the earlier of the following date or event to occur: (i) June 3rd, 2017; or (ii) within 5 days after the Company’s port terminal obtains approval from the government. The term of such land lease is 20 years from the date of CVC’s receipt of the First Year Rent.

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

Item 4. Mine Safety Disclosures

Not Applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

On April 19, 2017, our common stock commenced trading on the NASDAQ Capital Market under the symbol of “YERR”. On August 18, 2017, our common stock started trading on the NASDAQ Global Select Market under the same symbol.

On February 8, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada, to change our name from “Yangtze River Development Limited” to “Yangtze River Port and Logistics Limited”. In connection with the Name Change, our trading symbol was changed from “YERR” to “YRIV”.

Prior to April 19, 2017, our common stock was quoted on the OTC Markets under the symbol of “YERR”.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Markets’ quotation service and NASDAQ Global Select Market, as applicable.

	Fiscal Year 2017
	High	Low

First Quarter (January 1 - March 31)	$5.25	$3.65
Second Quarter (April 1 - June 30)	$16.40	$4.00
Third Quarter (July 1 - September 30)	$25.47	$6.40
Fourth Quarter (October 1 - December 31)	$17.40	$8.32

	Fiscal Year 2016
	High	Low

First Quarter (January 1 - March 31)	$6.15	$3.70
Second Quarter (April 1 - June 30)	$7.50	$3.80
Third Quarter (July 1 - September 30)	$5.50	$3.50
Fourth Quarter (October 1 - December 31)	$6.40	$3.50

Holders

As of March 8, 2018, there were 50 holders of record of our common stock.  Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

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

There were no issuances under the Plan during the year ended December 31, 2017.

Rule 10B-18 Transactions

During the years ended December 31, 2017 and 2016, there were no repurchases of the Company’s common stock by the Company.

Sales of Unregistered Securities

On December 19, 2015, upon completion of the Second Share Exchange describe above in “Item 1. Business – Corporate History”, the Company issued to (i) the Energetic Mind shareholders an aggregate of one hundred fifty-one million (151,000,000) shares of Company’s common stock, and a certain related party an additional 8% convertible promissory note (the “Note”) in the principal amount of one hundred fifty million dollars ($150,000,000). The Note may be converted all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The principal amount of the Note was subsequently reduced to $75,000,000 as a result of the Subsidiaries Sale consummated on December 31, 2015. The issuance of the shares and the Note at the closing of the underlying transactions has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 28, 2015, Company issued an aggregate of 657,900 shares of common stock to nine individuals and three entities for services rendered. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On January 25, 2016, Company issued an aggregate of 15,000 shares of common stock to one individual for services rendered. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

The Company, by and among Armada Enterprises GP (“Armada”) and Wight International Construction, LLC (“Wight”), entered into (i) a Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) dated October 3, 2016, first and second addendums, dated October 3, 2016 and November 30, 2016, respectively, and (ii) an Amended and Restated Limited Liability Company Agreement dated November 16, 2016 (collectively with the Contribution Agreement, the “Agreement”), whereby the Company acquired 100 million preferred B membership units of Wight, which would ultimately convert into 100 million LP units in Armada Enterprises LP. In exchange, the Company issued a $500 million convertible promissory note (“Note”) and 50,000,000 shares of the Company’s common stock to Wight. As a result of the Agreement and the conversion of the Note on November 17, 2016, Wight owned 100,000,000 shares of the Company’s common stock representing 36.73% of the Company’s voting power and the Company owned 100 million preferred B membership units in Wight representing a 62.5% non-voting equity interest in Wight. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On February 27, 2017, the Company issued a “Termination and Demand” letter to Wight which terminated the Agreement and demanded the return of the 100,000,000 shares of common stock of the Company. The Company is now in the process of effecting the return and cancellation of the 100,000,000 shares of the Company’s common stock.

On March 1, 2017, the 100,000,000 shares of the Company’s common stock have been canceled and returned by Wight. The 100,000,000 shares were subsequently returned to the Company’s treasury.

Item 6. Selected Financial Data.

The selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 to fully understand factors that may affect the comparability of the information presented below.

	As of December 31,
CONSOLIDATED BALANCE SHEET DATA:	2017	2016	2015	2014	2013
Cash and cash equivalents	$58,414	$63,092	$512,569	$56,366	$1,063,733
Real estate property completed	31,497,258	29,507,108	31,566,156	33,025,319	32,929,835
Real estate property and land lots under development	364,774,643	341,427,234	364,876,105	384,610,172	380,288,971
Total assets	406,696,070	379,711,509	406,986,613	423,287,326	419,339,281
Due to related parties	35,947,504	31,870,222	32,045,112	322,388,060	366,755,923
Other payables and accrued liabilities	18,632,545	8,985,719	560,830	264,558	193,364
Real estate property refund and compensation payables	28,146,601	24,997,563	25,274,753	25,158,858	23,711,473
Convertible note	75,000,000	75,000,000	75,000,000	-	-
Loans payable	44,221,399	41,456,074	44,502,981	47,185,161	490,822

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31,
AND COMPREHENSIVE INCOME DATA:	2017	2016	2015	2014	2013
REVENUES	$-	$-	$-	$3,458,295.00	$2,965,818.00
COST OF REVENUES	-	-	-	3,693,783	2,964,038
GROSS PROFIT	-	-	-	(235,488)	1,780
Selling, general and administrative	5,076,347	5,448,523	4,559,223	2,178,365	1,876,992
INCOME FROM OPERATIONS	(5,076,347)	(5,448,523)	(4,559,223)	(2,413,853)	(1,875,212)
Other income	8,145	3,587	868	-	26,528
Other expenses	(861)	(174)	(3,231)	-	-
Interest income	296	229	55	10,996	16,376
Interest expenses	(8,221,483)	(8,424,794)	(3,199,031)	(3,256,660)	(27,525)
Total other expenses, net	(8,213,903)	(8,421,152)	(3,201,339)	(3,245,664)	15,379
LOSS BEFORE INCOME TAXES	(13,290,250)	(13,869,675)	(7,760,562)	(5,659,517)	(1,859,833)
INCOME TAX BENEFITS	1,040,873	1,143,595	1,378,700	1,402,421	427,378
NET LOSS	(12,249,377)	(12,726,080)	(6,381,862)	(4,257,096)	(1,432,455)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	18,385,359	(19,227,596)	(6,649,917)	(147,341)	861,210
COMPREHENSIVE INCOME (LOSS)	$6,135,982	$(31,953,676)	$(13,031,779)	$(4,404,437)	$(571,245)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	188,465,024	177,459,678	151,682,554	151,000,000	151,000,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	193,745,496	177,459,678	151,682,554	151,000,000	151,000,000
NET INCOME PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.07)	$(0.04)	$(0.03)	$(0.01)

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

Overview

Yangtze River Port & Logistics Limited (formerly known as Yangtze River Development Limited) is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited (“Energetic Mind”), a British Virgin Islands company. Energetic Mind holds 100% of the capital stock in Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital), a Hong Kong company which in turns holds 100% of the equity interests in Wuhan Yangtze River Newport Logistics Co., Ltd (Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of the PRC.

On January 30, 18, we incorporated Avenal River Limited in the British Virgin Islands. Avenal River Limited owns 100% of the equity interest of Ricofeliz Investment (China) Limited, a Hong Kong company, which owns 100% of the equity interest of Wuhan Yangtze River Newport Trading Limited, a PRC company.

Situated in the middle reaches of the Yangtze River, Wuhan Newport is a large infrastructure development project implemented under China’s latest “One Belt One Road” initiative and is believed to be strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan Port, an important trading locale for China, the Middle East and Europe. The Logistics Center, which is being built by Wuhan Newport, will comprise six operating zones: a port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The Logistics Center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport is expected to provide domestic and foreign businesses a direct access to the anticipated Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, IT supporting services, among others.

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

The Logistics Center will be complemented with container storage areas, multi-functional areas, general storage areas, multi-functional warehouse and infrastructural development, including new roads, gas stations, parking areas, gas and water pipes, electricity lines and all other facilities and equipment to operate the Logistics Center. We will begin construction of the Logistics Center once we raise funds for it.

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is among the third group of China’s Pilot Free Trade Zone applicants to submit FTZ applications to the State Council. Presently, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed. However, we can provide no assurance at this point that the FTZ application will in fact be approved.

Wuhan Newport has signed a twenty-year lease agreement effective April 27, 2015, the maximum number of years permitted by the applicable PRC laws, with rights to renew at its sole discretion, to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to comprise of port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

In the meantime, we have also been developing a commercial building project called the Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building (“Phase 1 Project”) located in the south of Hans Road, Wuhan Yangluo Economic Development Zone which covers an approximate construction area of 222,496.6 square meters. We have been financing the Phase 1 Project with bank loans and shareholder advances. The Phase 1 Project comprises 7 buildings, four of which covering 35,350,4 square meters have been completed and three of which covering an approximate area of 57,450.4 square meters are still under construction as of December 31, 2017. We have sold approximately 22,780 square meters of commercial building space.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from operations in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and services and the availability and prices of land maintenance among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 6.9% in 2015, 6.7% in 2016 and 6.9% in 2017. (Source: https://tradingeconomics.com/china/gdp-growth-annual) China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the year ended December 31, 2017.

Results of Operations

Comparison of Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the results of our operations for the years indicated in U.S. dollars

	For the Years Ended December 31,
	2017	2016	2015

Revenue	$-	$-	$-
Costs of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Selling expenses	-	2,348	11,577
General and administrative expenses	5,076,347	5,446,175	4,547,646
Total operating expenses	5,076,347	5,448,523	4,559,223

Loss from operations	(5,076,347)	(5,448,523)	(4,559,223)

Other income (expenses)
Other income	8,145	3,587	868
Other expenses	(861)	(174)	(3,231)
Interest income	296	229	55
Interest expenses	(8,221,483)	(8,424,794)	(3,199,031)
Total other expenses	(8,213,903)	(8,421,152)	(3,201,339)

Loss before income taxes	(13,290,250)	(13,869,675)	(7,760,562)
Income taxes benefits	1,040,873	1,143,595	1,378,700
Net loss	$(12,249,377)	$(12,726,080)	$(6,381,862)

Other comprehensive income
Foreign currency translation adjustments	18,385,359	(19,227,596)	(6,649,917)
Comprehensive Income (loss)	$6,135,982	$(31,953,676)	$(13,031,779)

Loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.04)

Weighted average shares outstanding
Basic	188,465,024	177,459,678	151,682,554
Diluted	193,745,496	177,459,678	151,682,554

Revenue.

We did not generate any revenue from the sales of real estate property for the years ended December 31, 2017, 2016 and 2015. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During each year ended December 31, 2017, 2016 and 2015, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for each of year ended December 31, 2017, 2016 and 2015.

Selling expenses.

Selling expenses were $nil for the year ended December 31, 2017, compared to $2,348 for the year ended December 31, 2016, a decrease of $2,348 or 100.0%. Selling expenses decreased by $9,229 for the year ended December 31, 2016 compared to the amount of $11,577 in the year ended December 31, 2015. The decreases were mainly due to the lack of selling activities in 2017 and 2016.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $5,076,347 for the year ended December 31, 2017, compared to $5,446,175 for the year ended December 31, 2016, a decrease of $369,828 primarily due to a decrease in share-based compensation expenses for professional services. General and administrative expenses increased by $898,529 during 2016 compared to $4,547,646 in 2015, mainly due to an increase in share-based compensation expense for professional services.

Loss from operations.

As a result of the factors described above, operating loss was $5,076,347 for the year ended December 31, 2017, compared to operating loss of $5,448,523 for the year ended December 31, 2016, a decrease of operating loss of $372,176, or approximately 7%. Loss from operations increased by $889,300 during the year ended December 31, 2016 compared to $4,559,223 in the year ended December 31,2015. The increase and decrease of loss from operations for each of these three years are mainly because of expenses related to share-based compensation expense for professional services.

Other expenses.

We had other expenses totaling $8,213,903 for the year ended December 31, 2017, compared to other expense totaling $8,421,152 and $3,201,339 for the years ended December 31, 2016 and 2015, respectively. The other expenses mainly comprise interest expenses. Interest expenses were $8,221,483 for the year ended December 31, 2017, compared to $8,424,794 for the year ended December 31, 2016, a decrease of $203,311 or 2%. Interest expenses increased by $5,225,763 during the year ended December 31, 2016 compared to $3,199,031 in the year ended December 31, 2015, primarily due to increase of interest on a convertible note.

Income tax.

We received an income tax benefit of $1,040,873 for the year ended December 31, 2017, compared to $1,143,595 and $1,378,700 for each of the year ended December 31, 2016 and 2015, respectively.

Net loss.

As a result of the factors described above, our net loss from operations for the year ended December 31, 2017 was $12,249,377, compared to net loss of $12,726,080 for the year ended December 31, 2016, a decrease in loss of $476,703. For the year ended December 31, 2016, net loss increased by $6,344,218 compared to the net loss of $6,381,862 for the year ended December 31, 2015.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2017 was $18,385,359, compared to a foreign currency loss of $19,227,596 for the year ended December 31, 2016. The changes reflect the significant appreciation of RMB to U.S. dollars for the year ended December 31, 2017. Foreign currency translation loss increased by $12,577,679 for the year ended December 31, 2016 compared to loss of $6,649,917 for the year ended December 31, 2015.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.06 per share (basic and diluted), for the year ended December 31, 2017, compared to net loss of $0.07 and $0.04 per share (basic and diluted), for the years ended December 31, 2016 and 2015.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three years indicated:

	Three Years Ended December 31
	2017	2016	2015
Net Cash Used in Operating Activities	$(2,055,351)	$(2,135,205)	$(4,735,142)
Net Cash (Used in) Provided by Investing Activities	$-	$(1,851)	$494,179
Net Cash Provided by Financing Activities	$2,048,507	$1,688,769	$4,698,162

We had a balance of cash and cash equivalents of $58,414 as of December 31, 2017. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $2,055,351 for the year ended December 31, 2017, compared to net cash used in operating activities of $2,135,205 for the year ended December 31, 2016, a decrease of $79,854. During 2016, net cash used in operating activities was $2,135,205, compared to net cash used in operating activities of $4,735,142 for the year ended December 31, 2015, a decrease of $2,599,937.

The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense contributed $1,785,480 cash inflow for the year ended December 31, 2017. In the same period of 2016, share-based compensation expense contributed $2,014,664 in cash inflow, which led to an increase of $229,184 in net cash outflow. During 2016, share-based compensation expense contributed $2,014,664 in cash. In the same period of 2015, share-based compensation expense contributed $1,808,867 cash inflow, which led to a decrease of $205,797 in net cash outflow.

●	Changes in real estate properties and land lots under development provided $307,384 cash outflow for the year ended December 31, 2017, compared to changes in real estate properties and land lots under development contributed $367,826 cash outflow in the same period of 2016, which led to an increase of $60,442 in net cash outflow. For the year ended December 31, 2016, changes in real estate properties and land lots under development provided $367,826 cash outflow, compared to changes in real estate properties and land lots under development contributing $778,977 cash outflow in the same period of 2015, which led to a decrease of $411,151 in net cash outflow.

●	Changes in other payables and accrued liabilities provided $8,388,760 cash inflow for the year ended December 31, 2017, compared to other payables and accrued liabilities contributing $8,559,773 cash inflow for the year ended December 31, 2016, which led to a decrease of $171,013 in net cash inflow. For the year ended December 31, 2016, changes in other payables and accrued liabilities provided $8,559,773 in cash inflow compared with other payables and accrued liabilities contributing $2,257,051 in cash inflow for the year ended December 31, 2015, which led to a decrease of $6,302,722 in net cash outflow.

●	We have net loss of $12,249,377 for the year ended December 31, 2017, compared to net loss of $12,726,080 for the year ended December 31, 2016, which led to an increase of $476,703 in net cash inflow. We had net loss of $12,726,080 for the year ended December 31, 2016 compared to net loss of $6,381,862 for the year ended December 31, 2015, which led to an increase of $6,344,218 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for the year ended December 31, 2017, compared to $1,851 for the year ended December 31, 2016, representing an increase of $1,851 in cash inflow.  Net cash used in investing activities was $1,851 for the year ended December 31, 2016 compared to $494,179 provided by investing activities for the year ended December 31, 2015, representing an increase of $496,030 in cash outflow.

Financing Activities. Net cash provided by financing activities was $2,048,507 for the year ended December 31, 2017, compared to net cash of $1,688,769 provided by financing activities for the year ended December 31, 2016, representing an increase of $359,738 in cash inflow.  The increase was primarily because we had repayment to related parties of $21,553 for the year ended December 31, 2017, compared to $361,843 for the year ended December 31, 2016. During 2016, net cash provided by financing activities was $1,688,769, compared to net cash of $4,698,162 provided by financing activities for the year ended December 31, 2015, representing a decrease of $3,009,393 in cash inflow. The decrease was primarily due to advances of $2,201,144 from related parties in the year ended December 31, 2016, compared to $4,874,761 for the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

On January 29, 2016, we received an undertaking commitment letter provided by our majority shareholder who was willing to provide sufficient funding on an as-needed basis. We believe that the financial commitment provided by our majority shareholder could provide our Company with sufficient capital resources to meet our capital needs for a reasonable period of time.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates.

Foreign Currency Exchange Risk

The functional currency of our operating subsidiary is RMB, and therefore our operations are exposed to foreign exchange rate fluctuations. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the RMB to the U.S. dollar.

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2017. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-22 of this Report and which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 and concluded that the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2017 was not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

●

Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2017; and

●

Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2017.

Remediation Efforts to Address Significant Deficiencies

To remediate the weakness in our internal control, during the second quarter of 2017, the Board has appointed Tsz-Kit Chan as our Chief Financial Officer, who has extensive experience in U.S. GAAP. The Board believed that the new CFO appointment will strengthen our internal control over financial reporting and provide necessary oversight over the internal accounting practice on a daily basis.

We also intend to take the following actions to address the material weaknesses described above:

•	Our Audit Committee of the Board will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations. We expect to provide it to our staff throughout the year of 2018;

•	Our Audit Committee as well as the Board will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance. The review of the processes and procedures shall be carried out during the year of 2018.

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

Changes in Internal Controls over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees as of March 8, 2018 are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Position
Xiangyao Liu	46	Chief Executive Officer, President, Secretary and Chairman of the Board
Tsz-Kit Chan	41	Chief Financial Officer
James Stuart Coleman	61	Director
Zhanhuai Cheng	70	Director
Yanliang Wu	52	Director
Yu Zong	47	Director
Harvey Leibowitz (1) (2) (3) (4) (5) (6)	83	Independent Director
Zhixue Liu (2) (3) (5)	54	Independent Director
Tongming Wang (1) (4) (6)	58	Independent Director
Adam S. Goldberg (1) (2) (3) (4) (5) (6)	47	Independent Director
Daniel W. Heffernan (1) (2) (3) (4) (5) (6)	68	Independent Director
Zhihong Su (1) (2) (3) (4) (5) (6)	57	Independent Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nomination Committee

(4)	Member of the Governance and Human Resources Committee

(5)	Member of the Board Oversight Committee

(6)	Member of the Social Media Committee

Xiangyao Liu, President, CEO, Secretary and Chairman of the Board (age 46)

Mr. Xiangyao Liu served in the state-owned Materials Bureau of Hebei Province and was involved in steel and other logistics trading between 1994 and 1996. From 1996 to 2003, he invested and established the Pacific Trade and Logistics in China, served as the General Manager and engaged in the trading and logistics of steel, agricultural products and other commodities. In 2010, Mr. Liu participated in the investment of Wuhan Renhe Group Limited, which held Wuhan Huazhong Steel Trading Center Co., Ltd., at that time, supervising the logistics and trading of steel. He also started to engage in financial and security investments in Hong Kong. From November 2010 to December 2012, Mr. Liu was the deputy general manager of Wuhan Renhe Group Limited. From January 2012 to June 2015, Mr. Liu served as the Deputy General Manager of the Wuhan Huazhong Steel Trading Center Co., Ltd., which later became Wuhan Yangtze River Newport Logistics Co. Ltd. He supervised the transition of the Steel Trading Center to a residential and commercial complex which supports the warehouses and docks, led projects to bring the Steel Trading Center into the Yangluo Comprehensive Bonded Zone and Free Trade Area in Wuhan, supervised the feasibility study of the Wuhan Yangtze River Newport Logistics Center and collaborated with the local government to develop the Yangluo Newport Project Plan, handling corporate structuring, strategic planning and operations management of the company. Mr. Liu was appointed as the CEO and the Chairman of the Board of the Company in July 2015 because of his managerial skills and expertise in the industry.

Mr. Liu received his Bachelor’s degree in Business Management from the Hebei Institute of Finance in 1994.

Tsz-Kit Chan, Chief Financial Officer (age 41)

On May 5, 2017, the Company’s former Chief Financial Officer, Ms. Xin “Cindy” Zheng, tendered her resignation. On the same day, Mr. Tsz-Kit Chan was nominated by the Company’s Nomination Committee of the Board of Directors, and was approved and appointed by the Board of Directors to serve as the Company’s Chief Financial Officer, effective as of May 10, 2017.  Mr. Chan, 41 years of age, is a dedicated professional with a proven track record in corporate governance and the US financial reporting. He was the Chief Financial Officer of QKL Stores Inc, a company listed on the NASDAQ Exchange, during the period from 2010 to 2016. Mr. Chan holds a Master of Business Administration from the Chinese University of Hong Kong. He is a certified public accountant in Hong Kong, and also a member of the American Institute of Certified Public Accountants.

James Stuart Coleman, Director (age 61)

Mr. James Coleman has been the Chief Representative in the United States of Wuhan Yangtze River Newport Logistics Co., Limited since April 2015. Mr. Coleman is also the CEO and CFO of Dream Recovery International, Inc., a drug and alcohol rehabilitation facility from January 2014. Mr. Coleman has been a Partner of the Angel Capital Ltd, an angel capital investor in start-up companies since September 2012. Since April 2006, Mr. Coleman has served as an Associate Broker at Bond New York Properties, LLC, specializing in commercial real estate in New York. We have selected Mr. Coleman as a director because of his experience with the capital markets in the United States.

Mr. Coleman received his Bachelor’s degree in Arts from Allegheny College in 1978. He is also a licensed Associate Broker in the State of New York.

Zhanhuai Cheng, Director (age 62)

Mr. Zhanhuai Cheng has served as the Chief Technology Officer (“CTO”) of Wuhan Huazhong Steel Trading Center since December 2008 and is responsible for the planning and construction of the logistics warehouse, dock berths, and supporting residential and commercial buildings. Since July 2015, after Wuhan Huangzhong Steel Trading Center restructured into Wuhan Newport, Mr. Cheng continued serving as the CTO of Wuhan Newport. Mr. Cheng was appointed as a member of the Board in December in 2015. From 2000 to 2007, Mr. Cheng was employed by the Wuhan City Port Authority Officers and was in charge of port construction planning. During his term with the office, Mr. Cheng worked with the various ports along the Yangtze River and accumulated great experience in port planning, wharf construction, operations and management. He helped various agencies of the Wuhan government to complete the transformation of the water network, port construction, etc., and obtained the title of “Advanced Workers of Wuhan City”. During his service, Mr. Cheng also directed the planning, development and construction of the Qingshan Port, Yangluo Port, Yangsi Port and other terminals in Wuhan.

From 1993 to 2000, Mr. Cheng served as an officer of Wuhan Light Rail Construction and was in charge of resource development, project design, tendering and construction work. During his term of office, Mr. Cheng contributed greatly to metro line planning and rail transit construction in Wuhan. These are recognized by the Wuhan Government with a number of honorary titles issued to him.

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

Yanliang Wu, Director (age 52)

Mr. Wu has served as the deputy general manager of Wuhan Huazhong Steel Trading Center since June 2010. Since July 2015, after Wuhan Huangzhong Steel Trading Center re-structured into Wuhan Newport, Mr. Wu continued serving as the deputy general manager of Wuhan Newport. Mr. Wu has been working for Wuhan Yangtze River Newport Logistics Co. Ltd. since 2012, and is in charge of the company’s indoor storage, outdoor yards, approval, planning and construction of warehouses, and operations management. Mr. Wu worked for Alpha Logistics Co, Ltd. in Montreal, Canada from 1997 to 2003, where he served as the Head of Logistics and coordinated the construction of the logistics network of the company in North America and the Pacific Rim. From 2002 to 2012, he was in charge of the company’s business development in the logistics industry in Mainland China, as well as leading the opening of its Shanghai branch. From 1986 to 1996, Mr. Wu worked in the head office of the state-owned Wuhan Metal Materials Corporation, serving as the Minister of Management and General Manager of Commodity Trading. During his employment, he received two accolades for his personal achievement in 1990 and 1992. He was also certified as a senior economist in China in September 1994. We have selected Mr. Wu as a director because of his expertise in our industry.

Mr. Wu received his Bachelor of Sciences degree in Logistics from Huazhong University of Science and Technology in 1986.

Yu Zong, Director (age 47)

Mr. Zong has served as the Deputy General Manager of Wuhan Yangtze River Newport Logistics Co. Ltd. from February 2012 to September 2015, and was in charge of the development, construction and management of the real estate. Mr. Zong became its general manager and legal representative in October 2015. In July 2015, after Wuhan Huangzhong Steel Trading Center re-structured into Wuhan Newport, Mr. Zong was appointed as the deputy general manager of Wuhan Newport. Mr. Zong was appointed as General Manager and Chief Representative of Wuhan Newport in October 2015. From September 2009 to January 2012, he worked in Wuhan Dingxin Real Estate Ltd. as its Deputy General Manager and Chief Engineer, leading the construction and management of the “Mocha Town” Phase II Development Project.  From 2007 to 2009, Mr. Zong worked in the China Railway Group Wuhan Properties Limited, as the minister of Engineering Planning Division, and participated in a large real estate project which had a total investment of six (6) billion RMB.   From 2003 to 2006, Mr. Zong worked in Hubei Jiuding Ltd., as the Deputy General Manager and Chief Engineer and was responsible for the construction and management of a villa project which occupied an area of 80,000 square meters and a total construction area of 70,000 square meters. During the construction period, his duties included preliminary design, construction report, project quality control, and compliance. From 2000 to 2002, Mr. Zong worked as the Project Manager for Pace Home Development Inc., in Canada, providing consulting services for various types of construction projects.  Mr. Zong also previously worked in the Wuhan Institute of Architecture Design Institute. We have selected Mr. Zong as a director because of his expertise in our industry.

Mr. Zong obtained his bachelor’s degree in Civil Engineering in 1993 from Wuhan University. He also obtained his master’ degree in Engineering from the University of British Columbia in 2004.

Harvey Leibowitz, Independent Director, Chair of the Audit and Compensation Committees (age 83)

Mr. Leibowtiz has been a director and Chair of the Audit Committee of ASTA Funding, Inc., a company listed on the NASDAQ since 2000. Mr. Leibowitz graduated from the City University of New York - Baruch College in 1955 with a bachelor’s degree in Accounting. Between 1955 and 1962, he was employed as a staff accountant at various accounting firms working on matters relating to audits, taxes and write-ups. From 1962 to 1979, Mr. Leibowtiz worked at Standard Financial Corporation, which acquired Sterling National Bank in 1965, in capacities including internal auditor and Senior Vice President in charge of commercial financing and factoring. From 1980 to 1994, Mr. Leibowitz worked for companies such as International Paper Company, Century Factors, Inc., and Foothill Financial Advisors, Inc., and was in charged of commercial financing involving secured loan financing. From 1994 to 1999, Mr. Leibowitz worked for Sterling National Bank as an internal auditor and was in charge of the Commercial Finance Department. Based on Mr. Leibowitz’s education and employment background, we have selected Mr. Leibowitz as a director and chairman of the Audit Committee because of his expertise in accounting and finance and the Board believes that Mr. Leibowitz qualifies as a “financial expert” as defined by the SEC rules.

Zhixue Liu, Independent Director (age 54)

Mr. Liu obtained his Ph.D. in Management and is currently a professor at the School of Management of Huazhong University of Science and Technology. Mr. Liu has been teaching as a professor at the School of Management of the Huazhong University of Science & Technology since January 2011. Mr. Liu was appointed as a member of the Board in December 2015. Also currently the Deputy Director of the Product Operations and Logistics Management Department, Mr. Liu is one of the main drafters of The People’s Republic of China National Standard - Classification and Index of Logistics Enterprises  and  The People’s Republic of China National Standard - Logistics Terminology . He is also a member of the National Ministry of Education Logistics Specialty Guidance Steering Committee, Board of Trustee of the National Natural Science Fund Committee Management Division, Committee of the National Professional Commission for Certification of Logistics Specialist, Deputy Secretary General of the China Logistics Technology Association, Executive Director of the China Society of Logistics, and Executive Director of the China Marketing Association.

Mr. Liu obtained his bachelor’s in Logistics from Huazhong University of Science and Technology in 1986. After his graduation, he served as an assistant, lecturer, associate professor, professor and doctoral tutor in the University, and focuses on researching and teaching logistics management, supply chain management, international trade, international business operations and marketing. Recently, he published six (6) representative works, including the Modern Logistics Handbook , and more than forty (40) papers in domestic and foreign mainstream journals. He also hosted and participated in academic forums on Research on Model of Supply Chain Logistics Management and Case Studies on China’s Auto Supply Chain and other studies initiated by the National Natural Science Foundation. Mr. Liu has led research on the Shandong Weifang City Logistics Development Strategy Plan, Planning of Jiangyin Yangtze Port Integrated Logistics Zone and  Logistics Solutions for Dongfeng Vehicles, Study on Transition of Wuhan Iron and Logistics Transportation Companies and a number of other logistics management topics. Mr. Liu and his research have been awarded the Outstanding Scientific Achievement Award under China’s “Ninth Five-Year” key scientific and technological projects, and Second Place in the National Commerce Scientific Advancement Award. We have selected Mr. Liu as a director because of his expertise and scholarship in the industry.

Tongmin Wang, Independent Director (age 58)

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

Adam S. Goldberg, Independent Director, Chair of the Social Media Committee (age 47)

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

Daniel W. Heffernan, Independent Director Chair of the Nomination and Board Oversight Committees (age 57)

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

Zhihong Su, Independent Director, Chair of the Governance and Human Resources Committee (age 57)

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

Committees of the Board of Directors

On January 25, 2016, the Board formed and adopted charters for six standing committees: Audit Committee, Compensation Committee, Nomination Committee, Governance and Human Resources Committee, Board Oversight Committee, Social Media Committee (collectively the “Committees”). Each Committee consists of only independent directors of the Company. The Board also adopted charter for the Regulatory, Compliance and Government Affairs Committee, for which the charter will be implemented once the committee is formed. The Company believes that the adoption of these charters and formation of these Committees are necessary for the implementation of effective internal control and oversight and a significant step towards remediating any material weakness the Company currently has.

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

As of March 8, 2018, the following are the respective members of each committee.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2017:

Board of Directors	7
Audit Committee	4
Compensation Committee	1
Nominating Committee	1
Governance and Human Resources Committee	-
Board Oversight Committee	-
Social Media Committee	-

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of March 8, 2018, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2017 with respect to Mr. Xiangyao Liu, our President, Chief Executive Officer, Secretary and Chairman (referred to as our “CEO”) and Xin (“Cindy”) Zheng , our ex-Chief Financial Officer and Mr. Tsz-Kit Chan, our present Chief Financial Officer (referred to as our “CFO”). We refer to these executive officers as the “named executive officers.”

As of December 31, 2017, Mr. Liu and Mr. Chan were the only two executive officers. Ms. Zheng resigned as our CFO on May 10, 2017. Currently, the position of President is vacant, and our CEO has assumed the responsibilities of that office on an interim basis.

In 2017, the Compensation Committee accepted recommendations and ideas from senior management and combined with market data to determine the compensation to be paid to the Company’s executive officers.

Important determining factors included the Company’s financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, equity grants made in prior years, and the contributions made by each of the executive officers to the success of the Company. The compensation committee is responsible for approving and overseeing executive compensation.

Mr. Liu has been involved in the Board’s deliberations regarding executive compensation in the past and has provided recommendations with respect to his and any other executive officers’ compensation. Beginning in January 25, 2016 determinations of Mr. Liu’s, Ms. Zheng’s and Mr. Chan’s compensation have been made solely by our compensation committee, and neither Mr. Liu, Ms. Zheng nor Mr. Chan has taken part in any discussions regarding their own respective compensation.

The key elements of our executive compensation program

In the fiscal year of 2017, the key elements of our compensation program are salary, an annual cash incentive, and long-term equity-based compensation awards.

Base salary

Salaries are based on the executive’s performance, scope of responsibilities and experience, competitive pay practices and tenure. Base salary is intended to provide a fixed, baseline level of compensation that is not contingent upon the Company’s performance, although performance does influence salary adjustments. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. At the end of the year, each executive's performance is evaluated by our Compensation Committee, which takes into account the individual's performance, responsibilities of the position, experience, and external market conditions and practices. Ms. Zheng and Mr. Chan’s salary continue to be similar to the market median. Mr. Liu has voluntarily decided not to receive any compensation until the Company is fully operational and generates revenue.

Annual Cash Bonus

It has not been the practice of the Company to pay annual bonuses. The Compensation Committee continues to review its use of discretionary bonuses. There has been some consideration for establishing a formulaic approach to paying bonuses but the uncertainty of world-wide economic growth and how that will affect our markets has caused the Committee to maintain its current approach.

Equity-based long-term incentive awards

The primary part of our compensation program will eventually be long-term equity-based compensation. The Compensation Committee has been considering performance shares and other types of equity grants that increase the performance element of equity grants. No grants has been made yet.

Role of Long-Term Incentive Awards. Long-term incentive grants as the primary component of compensation provide a number of benefits as follows:

●	allows us to offer a compensation package that is competitive and enhances our ability to attract and retain executive talent;

●	aligns the interests of our executives with those of our shareholders, thereby encouraging the creation of shareholder value; and

●	helps establish a direct link between compensation amounts, total shareholder return and company operating performance.

Award Process. In making awards, the Compensation Committee will not issue a targeted number of shares. Instead, in taking into account market comparison data and the executive’s performance, the Compensation Committee will first determine the total dollar value of the award to be granted to the named executive officer.

The values assigned by the Compensation Committee to the individual equity grants are then translated into a specific number of full share grants such as restricted stock or options to purchase stock, in each case based on the fair market value at the date of the grant. The value ultimately realized from these awards will depend on a number of factors, including our operating performance and movements in our stock price.

Timing of Equity Awards. The Compensation Committee has not formally adopted a timing policy for the granting of stock options; however, stock option grants have not been made to the executive officers nor are there plans to do so in the future.

Other benefits

At present we do not provide nor do we plan to provide, pension benefits, deferred compensation, life insurance or other benefits to our named executive officers. Our philosophy is to have pay based almost exclusively on performance and at levels above market.

Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2017, 2016 and 2015.

Name	Year	Salary ($)	Bonus ($)	Securities-based Compensation ($)	All other compensation ($)	Total ($)
Xiangyao Liu	2017	-	-	-	-	-
Chief Executive Officer(1)	2016	-	-	-	-	-
	2015	-	-	-	-	-

Jianfeng Guo
Former Chief Executive Officer,
Former Chairman of the Board (2)	2015	-	-	-	-	-

Longlin Hu
Former Chief Executive Officer(3)	2015	37,500	-	-	-	37,500

Xin “Cindy” Zheng	2017	18,000	-	-	-	18,000
Former Chief Financial Officer (4)	2016	54,000	-	-	-	54,000
	2015	54,000	-	-	-	54,000

Tsz-Kit Chan	2017	53,678	-	-	-	53,678
Chief Financial Officer (5)	2016	-	-	-	-	-
	2015	-	-	-	-	-

(1)

On December 19, 2015, Company acquired Energetic Mind and its wholly-owned subsidiaries and in connection with that transaction, Mr. Liu was appointed as our President, Chief Executive Officer, Secretary and Chairman of the Board. As of the date of this Annual Report, Mr. Liu is the President, Chief Executive Officer, Secretary and Chairman of the Board.

(2)	Mr. Guo was appointed as our President and Chief Executive Officer on June 1, 2015 and resigned as an executive officer and director on December 19, 2015 as a result of the transaction describe above in (1).

(3)	Mr. Hu resigned from all his officer and director positions as president and chief executive office of the Company and as a member of the Board of Directors on June 1, 2015. Prior to his resignation, Mr. Hu served as the President and Chief Executive Officer and a member of the Board of Directors from March 1, 2011.

(4)	Ms. Zheng was appointed as our Chief Financial Officer on April 27, 2011 and resigned from that position on May 10, 2017.

(5)	Mr. Chan was appointed as our Chief Financial Officer on May 10, 2017. The term of Mr. Chan’s employment is for one year, commencing on May 10, 2017, and automatically renews for successive one year periods, subject to the Company’s right to terminate the employment agreement at any time upon thirty (30) days prior written notice. Mr. Chan will receive a monthly salary of US $8,000, and share-based compensation of 100,000 shares of the Company’s common stock for his first year of employment.

Employment Agreements

We have employment agreements with all of our directors and officers except Xiangyao Liu.

As disclosed above, Mr. Tsz-Kit Chan was appointed as the Chief Financial Officer the Company on May 5, 2017. Pursuant to the Mr. Chan’s employment agreement, the term of his employment is for one year, commencing on May 10, 2017, and automatically renews for successive one year periods, subject to the Company’s right to terminate the employment agreement at any time upon thirty (30) days prior written notice. In addition, during the term of the employment agreement, Mr. Chan has the right to resign and terminate his employment agreement upon thirty (30) days prior written notice to the Company. The employment agreement also contains covenants regarding non-competition and confidentiality. Pursuant to the employment agreement, Mr. Chan will receive a monthly salary of US $8,000, and share-based compensation of 100,000 shares of the Company’s common stock for his first year of employment. Mr. Chan may also be eligible to participate in incentive plans that the Company may establish from time to time, subject to the terms and conditions of the applicable plan.

We have entered into director agreements with each of our directors. These agreements set forth the services to be provided and compensation, with an annual rate ranging from $24,000 to $70,000, to be received by our directors, as well as the directors’ obligations in terms of confidentiality, non-competition and non-solicitation. Pursuant to these agreements, the directorship of our directors will last until the earlier of (i) the date on which the director ceases to be a member of our board of directors for any reason or (ii) the date of termination of these agreements.

We have no other employment agreements with any of our executive officers.

Option Grants

We had no outstanding equity awards as of the end of fiscal year 2017.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2017 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2017 under any long-term incentive plan.

Director Compensation Table

The following table sets forth the compensation received by each of our Directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiangyao Liu Chairman of the Board	-	-	-	-	-	-	-
James Stuart Coleman Executive Director(1)	70,000	-	-	-	-	-	70,000
Zhanhuai Cheng Executive Director (1)	24,000	-	-	-	-	-	24,000
Yanliang Wu Executive Director (1)	24,000	-	-	-	-	-	24,000
Yu Zong Executive Director(1)	24,000	-	-	-	-	-	24,000
Harvey Leibowitz Independent Director (2)	48,000	-	-	-	-	-	48,000
Zhixue Liu Independent Director(3)	24,000	-	-	-	-	-	24,000
Tongmin Wang Independent Director(3)	24,000	-	-	-	-	-	24,000
Daniel W. Heffernan Independent Director (4)(5)	48,000	-	-	-	-	-	48,000
Romano Tio Independent Director(4)(5)(6)	-	-	-	-	-	-	-
Adam Goldberg Independent Director (6)	42,133	-	-	-	-	-	42,133
Zhihong Su Independent Director(3)(5)	24,000	-	-	-	-	-	24,000

(1)	As employee directors, James Coleman will be provided with cash compensation of $70,000 per year. Yanliang Wu, Yu Zong and Zhanhuai Cheng will be provided with cash compensation of $24,000 per year, payable monthly.

(2)	As an independent director and Chair of the Audit Committee, Harvey Leibowitz will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 20,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(3)	As independent directors, Zhihong Su, Tongmin Wang and Zhixue Liu will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 10,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $24,000, payable monthly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(4)	As independent directors, Daniel W. Heffernan, Romano Tio and Adam Goldberg will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 15,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(5)	Individuals were appointed as members of the Board in January, 2016.

(6)	Adam Goldberg replaced Romano Tio as member of the Board in February 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 8, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: c/o 41 John Street, Suite 2A, New York, NY 10038.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Xiangyao Liu, CEO, President, Chief Executive Officer, and Chairman of the Board(2)	91,240,000	52.94%
James Stuart Coleman, Executive Director(3)	4,060,000	2.36%
Xin Zheng, Chief Financial Officer	0	0%
Yanliang Wu, Executive Director	0	0%
Yu Zong, Executive Director	0	0%
Harvey Leibowitz, Independent Director	0	0%
Zhixue Liu, Independent Director	0	0%
Tongmin Wang, Independent Director	0	0%
Daniel W. Heffernan, Independent Director	0	0%
Adam S. Goldberg, Independent Director	0	0%
Zhihong Su, Independent Director	0	0%
Zhanhuai Cheng, Executive Director	0	0%
All directors and executive officers as a group (12 person)	95,370,000	55.64%
5% Shareholders:
Jasper Lake Holdings Limited(2)	91,240,000	52.94%
Crestlake Holdings Limited(4)	16,600,000	9.63%
Fortunate Drift Limited(5)	16,600,000	9.63%
Majestic Symbol Limited(6)	16,600,000	9.63%
Zhimin Chen(7)	14,575,298	8.46%

(1)	Based on 172,344,446 shares of Common Stock outstanding as of the March 8, 2018.

(2)	Mr. Liu has investing and dispositive power of shares beneficially owned by Jasper Lake Holdings Limited.

(3)	Mr. Coleman owns all of the membership interest of Best Future Investment LLC., which owns 4,060,000 shares of the Company’s common stock. Mr. Coleman may be deemed to be the beneficial owner of the shares of our common stock held by Best Future Investment LLC.

(4)	Yanliang Hu has investing and dispositive power of shares beneficially owned by Crestlake Holdings Limited.

(5)	Linyu Chen has investing and dispositive power of shares beneficially owned by Fortunate Drift Limited.

(6)	Long Zhao has investing and dispositive power of shares beneficially owned by Majestic Symbol Limited.

(7)	Including 14,455,247 shares through Prolific Lion Limited and 1,745,950 shares through Valiant Power Limited where Mr. Chen has investing and dispositive power.

Authorized Capital Stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 8, 2018, 172,344,446 shares of our common stock and no shares of our preferred stock were outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Loans from a Related Party

On July 13, 2015, Wuhan Renhe Group Co., Ltd (“Wuhan Renhe”), where Xiangyao Liu, our CEO and President, was a majority shareholder, transferred all of its interests in Wuhan Newport to Ricofeliz. As a former shareholder of Wuhan Newport, Wuhan Renhe provided numerous loans to Wuhan Newport prior to the transfer. On June 30, 2015, Wuhan Renhe forgave a total amount of $285,413,074 with the Company. The Company has credited the amount of $285,413,074 to additional paid-in capital in equity. As of December 31, 2016 and December 31, 2015, the amounts due to Wuhan Renhe Real Estate Co., Ltd, an entity controlled by Geng Wang, who is an affiliate of Wuhan Renhe, were $0 and $667,776, respectively.

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

As of December 31, 2017 and 2016, the amount due to Mr. Zhao Weibin were $126,240 and $118,263, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

As of December 31, 2017 and 2016, the amount due to Mr. Liu Xiangyao were $35,821,264  and $31,751,959, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of The Nasdaq Stock Market, or Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.

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

Based on this review, Harvey Leibowitz, Zhixue Liu, Yongming Wang, Adam Goldberg, Daniel Heffernan and Zhihong Su “independent” directors. In addition and by definition, the Board has determined that all members of each of the audit and compensation committees are independent.

The Board has determined that Mr. Harvey Leibowitz qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

As of March 8, 2017, our Board is composed of eleven members, of which six directors are independent directors. The six independent directors are Harvey Leibowitz, Zhixue Liu, Yongming Wang, Adam Goldberg, Daniel Heffernan and Zhihong Su. In addition, as indicated above, each of our audit and compensation committees is composed entirely of independent directors, including the chairperson of the audit committee and compensation committees.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the audit fees for the fiscal years ended December 31, 2017 and 2016.

Fee Category	2017	2016
Audit fees	$156,000	$156,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$156,000	$156,000

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and December 31, 2016, we were billed approximately $156,000 and $156,000 for each year, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2017 and December 31, 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and December 31, 2016, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

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

The audited balance sheet of the Company as of December 31, 2017 and December 31, 2016, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Dominic KF Chan & Co., independent auditors, are filed herewith.

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

Exhibit Number		Description

1.1		Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company’s registration statement on Form S-1 filed with the SEC on December 20, 2016)
2.1		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Crestlake Holdings Limited (incorporated by reference to Exhibit 2.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.2		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Start Well International Limited (incorporated by reference to Exhibit 2.2 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.3		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Majestic Symbol Limited (incorporated by reference to the Exhibit 2.3 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.4		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Best Future Investment LLC (incorporated by reference to the Exhibit 2.4 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.5		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Fortunate Drift Limited (incorporated by reference to the Exhibit 2.5 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.6		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Jasper Lake Holdings Limited (incorporated by reference to Exhibit 2.6 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(e)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on January 20, 2016)
3.2	(a)	Certificate of Incorporation of Avenal River Limited
	(b)	Memorandum and Articles of Association of Avenal River Limited
3.3		Certificate of Incorporation of Ricofeliz Investment (China) Limited
3.4		Business license of Wuhan Yangtze River Newport Trading Limited
4.1		Yangtze River Development Limited 2016 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2016)
10.1		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Brookhollow Lake, LLC (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.2		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of New Port Property Holding, LLC (incorporated by reference to Exhibit 10.2 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.3		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin China Holding Ltd. (incorporated by reference to Exhibit 10.3 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.4		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin Hopkins Real Estate Group (incorporated by reference to Exhibit 10.4 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.5		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Archway Development Group LLC (incorporated by reference to Exhibit 10.5 filed on Current Report to Form 8-K with the SEC on January 7, 2016)

10.6	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Spectrum International Enterprise, LLC (incorporated by reference to Exhibit 10.6 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.7	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of HHC-6055 Centre Drive LLC (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.8	Offer and Acceptance Letter between the Company and Daniel W. Heffernan (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.9	Offer and Acceptance Letter between the Company and Harvey Leibowitz (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.10	Offer and Acceptance Letter between the Company and James Coleman (incorporated herein by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.11	Offer and Acceptance Letter between the Company and Zhixue Liu (incorporated herein by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.12	Offer and Acceptance Letter between the Company and Romano Tio (incorporated herein by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.13	Offer and Acceptance Letter between the Company and Tongmin Wang (incorporated herein by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.14	Offer and Acceptance Letter between the Company and Yanliang Wu (incorporated herein by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.15	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.16	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.17	Offer and Acceptance Letter between the Company and Zhihong Su (incorporated herein by reference to Exhibit 10.17 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.18	Offer and Acceptance Letter of Adam S. Goldberg dated February 14, 2017 (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on March 9, 2017)
10.19	English Translation of the Agreement by and among the Company and the Shareholders of Wuhan Economic Development Port Limited (incorporated by reference to Exhibit 10.1filed on Current Report to Form 8-K with the SEC on December 27, 2017)
10.20	Lease Agreement by and between the Company and 41 John Street Equities LLC dated April 1, 2017
10.21	Extension Agreement by and between the Company and 41 John Street Equities LLC dated January 29, 2018
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 28, 2016)
16.1	Letter of Dominic K.F. Chan & Co. (now DCAW) dated May 13, 2016 (incorporated by reference to Exhibit 16.1 filed on Current Report to Form 8-K with the SEC on May 13, 2016)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.2 filed on Annual Report on Form 10-K filed with the SEC on February 2, 2016)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2018

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 9, 2018
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Tsz-Kit Chan	(Principal Financial and Accounting Officer)	March 9, 2018
Tsz-Kit Chan

/s/ James Stuart Coleman	Director	March 9, 2018
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 9, 2018
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 9, 2018
Yanliang Wu

/s/ Yu Zong	Director	March 9, 2018
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 9, 2018
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 9, 2018
Zhixue Liu

/s/ Tongming Wang	Independent Director	March 9, 2018
Tongming Wang

/s/ Adam S. Goldberg	Independent Director	March 9, 2018
Adam S. Goldberg

/s/ Daniel W. Heffernan	Independent Director	March 9, 2018
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 9, 2018
Zhihong Su

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Yangtze River Port and Logistics Limited (fka Yangtze River Development Limited)

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yangtze River Port and Logistics Limited (the “Company”) as of December 31, 2017, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in owners’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2017, including (1) lack of adequate policies and procedures in internal audit function, which resulted in lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; (3) lack of sufficient full-time accounting staff that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and (4) lack of sufficient accounting personnel which would provide segregation of duties within the internal control procedures to support the accurate reporting of the Company’s financial results. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 9, 2018 on those financial statements.

/s/ Centurion ZD CPA Ltd

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Hong Kong

March 9, 2018

We have served as the Company's auditor since 2015.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$58,414	$63,092
Other assets and receivables	4,448,417	4,151,752
Real estate property completed	31,497,258	29,507,108
Real estate properties and land lots under development	364,774,643	341,427,234
Property and equipment, net	62,713	89,742
Deferred tax assets	5,855,625	4,472,581
Total Assets	$406,697,070	$379,711,509

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,499,177	5,159,212
Due to related parties	35,947,504	31,870,222
Other taxes payable	13,321	49,918
Other payables and accrued liabilities	18,632,545	8,985,719
Real estate property refund and compensation payables	28,146,601	24,997,563
Convertible note	75,000,000	75,000,000
Loans payable	44,221,399	41,456,074
Total Liabilities	$207,460,547	$187,518,708

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,344,446 and 272,269,446 shares respectively issued and outstanding at December 31, 2017 and 2016	17,234	27,227
Additional paid-in capital	243,614,178	242,696,445
Accumulated losses	(41,238,467)	(28,989,090)
Accumulated other comprehensive loss	(3,156,422)	(21,541,781)
Total Equity	$199,236,523	$192,192,801
Total Liabilities and Equity	$406,697,070	$379,711,509

See notes to the consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Years Ended December 31,
	2017	2016	2015

Revenue	$-	$-	$-
Costs of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Selling expenses	-	2,348	11,577
General and administrative expenses	5,076,347	5,446,175	4,547,646
Total operating expenses	5,076,347	5,448,523	4,559,223

Loss from operations	(5,076,347)	(5,448,523)	(4,559,223)

Other income (expenses)
Other income	8,145	3,587	868
Other expenses	(861)	(174)	(3,231)
Interest income	296	229	55
Interest expenses	(8,221,483)	(8,424,794)	(3,199,031)
Total other expenses	(8,213,903)	(8,421,152)	(3,201,339)

Loss before income taxes	(13,290,250)	(13,869,675)	(7,760,562)
Income taxes benefits	1,040,873	1,143,595	1,378,700
Net loss	$(12,249,377)	$(12,726,080)	$(6,381,862)

Other comprehensive income
Foreign currency translation adjustments	18,385,359	(19,227,596)	(6,649,917)
Comprehensive Income (loss)	$6,135,982	$(31,953,676)	$(13,031,779)

Loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.04)

Weighted average shares outstanding
Basic	188,465,024	177,459,678	151,682,554
Diluted	193,745,496	177,459,678	151,682,554

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance, January 1, 2015	151,000,000	$15,100	$27,955,331	$(9,881,148)	$4,335,732	$22,425,015

Forgiveness of loan from Wuhan Renhe	-	-	285,413,074	-	-	285,413,074
Effect of share exchange	20,596,546	2,060	(86,182,521)	-	-	(86,180,461)
Restricted shares issued for services	657,900	65	3,749,965	-	-	3,750,030
Extinguishment of debt with a former officer	-	-	11,687,098	-	-	11,687,098
Net loss	-	-	-	(6,381,862)	-	(6,381,862)
Foreign currency translation adjustment	-	-	-	-	(6,649,917)	(6,649,917)

Balance, December 31, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Issuance of shares	100,000,000	10,000	-	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)

Balance, December 31, 2016	272,269,446	27,227	242,696,445	(28,989,090)	(21,541,781)	192,192,801

Cancellation of shares issued	(100,000,000)	(10,000)	-	-	-	(10,000)
Issuance of shares	75,000	7	917,733	-	-	917,740
Net loss	-	-	-	(12,249,377)	-	(12,249,377)
Foreign currency translation adjustment	-	-	-	-	18,385,359	18,385,359

Balance, December 31, 2017	172,344,446	17,234	243,614,178	(41,238,467)	(3,156,422)	199,236,523

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015

Cash Flows from Operating Activities:
Net loss	$(12,249,377)	$(12,726,080)	$(6,381,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	31,357	62,536	79,064
Loss on disposal of property, and equipment	-	-	3,082
Deferred tax benefit	(1,040,874)	(1,143,595)	(1,378,700)
Share-based compensation expense	1,785,480	2,014,664	1,808,867
Changes in operating assets and liabilities:
Other assets and receivables	(25,580)	-	(1,534,700)
Real estate property completed	-	-	(312,163)
Real estate properties and land lots under development	(307,384)	(367,826)	(778,977)
Accounts payable	(7,500)	(7,553)	-
Other taxes payable	(38,467)	39,139	(13,914)
Other payables and accrued liabilities	8,388,760	8,559,773	2,257,051
Real estate property refund and compensation payables	1,408,234	1,433,737	1,517,110
Net Cash Used In Operating Activities	(2,055,351)	(2,135,205)	(4,735,142)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,851)	(11,733)
Proceeds from disposal of property and equipment	-	-	130
Effect of share exchange	-	-	505,782
Net Cash (Used In) Provided By Investing Activities	-	(1,851)	494,179

Cash Flows from Financing Activities:
Repayment of financial institution loans	(29,590)	(150,532)	(176,599)
Advances from related parties	2,099,650	2,201,144	4,874,761
Repayment to related parties	(21,553)	(361,843)	-
Net Cash Provided By Financing Activities	2,048,507	1,688,769	4,698,162

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,166	(1,190)	(996)

Net Decrease (Increase) In Cash and Cash Equivalents	(4,678)	(449,477)	456,203
Cash and Cash Equivalents at Beginning of Year	63,092	512,569	56,366
Cash and Cash Equivalents at End of Year	$58,414	$63,092	$512,569

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-	$3,001,771
Cash paid for income tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$917,740	$73,500	$3,750,030
Cancellation of shares for the Armada transaction	$10,000	$-	$-
Forgiveness of loans from an owner	$-	$-	$285,413,074
Issuance of convertible note	$-	$-	$150,000,000
Reduction of convertible note	$-	$-	$75,000,000

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

December 31, 2017 and December, 31 2016

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The consolidated financial statements include the financial statements of Yangtze River Port and Logistics Limited (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

The Company, formerly named as Yangtze River Development Limited, Kirin International Holding, Inc., and Ciglarette, Inc., was incorporated in the State of Nevada on December 23, 2009. The Company was a development stage company and has not generated significant revenue since inception to March 1, 2011.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

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

1.2 Wuhan EDP transaction

On December 26, 2017, the Company entered into an agreement with shareholders holding 100% of the equity interest of Wuhan Economic Development Port Limited (the “Acquiree” or “Wuhan EDP”) to acquire all the interests of Acquiree; and the Acquiree Shareholders will acquire all the equity interest held by the Company in Energetic Mind Limited, a BVI company and a wholly-owned subsidiary of the Company. Energetic Mind Limited holds 100% interest in Ricofeliz Capital (HK) Ltd., a Hong Kong company that holds 100% capital stock of Wuhan Yangtze River Newport Logistics Co., Ltd., a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China that primarily engages in the business of real estate and infrastructural development with a port logistics center located in Wuhan, Hubei Province of China.

Upon execution of the Purchase Agreement, the Acquiree will undergo reorganization. As a result of the reorganization, the Acquiree has become a limited liability company. It will be held by a Hong Kong company, which will be 100% owned by a BVI entity.

The closing of the transaction, which shall be no later than March 31, 2018, is conditioned upon satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies. By December 31, 2017, the deal between the Company and the acquiree was not closed and effective.

The consideration of the acquisition transaction will be first offset against both parties of the target companies leaving the balance of RMB 600 million (or approximately $91 million) to be paid by the Company to the Acquiree Shareholders. Refundable deposit of RMB 30 million shall be paid to the Acquiree Shareholders upon initial due diligence and auditing. The remaining RMB 570 million shall be paid at closing in cash or in the form of a 7% convertible note.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

2.5 Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, “Impairment or Disposal of Long-Lived Assets” (ASC 360- 10) issued by the Financial Accounting Standards Board (“FASB”). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the year ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017 and 2016, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

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

	December 31,
	2017	2016
Balance sheet items, except for equity accounts	6.5059	6.9447

	For the Years Ended December 31,
	2017	2016	2015
Items in the statements of operations and comprehensive income, and statement of cash flows	6.7591	6.6431	6.2288

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

The Company has not generated any revenue from the sales of real estate property for the years ended December 31, 2017, 2016 and 2015.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2017, 2016 and 2015, $nil, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2017, 2016 and 2015, the Company recorded advertising expenses of $nil, $2,348 and $7,724, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2017, 2016 and 2015, the Company did not have any uncertain tax position.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-23, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of December 31, 2017 and 2016 consisted of:

	December 31, 2017	December 31, 2016

Deposits	$845	$792
Other receivables	2,000	-
Underwriting commission deposit	1,600,000	1,606,000
Prepaid rent and deposit	29,580	-
Temporary investment deposit	-	10,000
Prepaid share based compensation expenses	110,057	-
Excessive business tax and related urban construction and education surcharge	1,722,639	1,578,178
Excessive land appreciation tax	983,296	956,782
	$4,448,417	$4,151,752

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	December 31, 2017	December 31, 2016
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,700,150	$7,213,617
Other development costs	23,797,108	22,293,491
	$31,497,258	$29,507,108

As of December 31, 2017, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of December 31, 2017, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	December 31, 2017	December 31, 2016
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,286,634	$8,699,859
Other development costs	39,592,579	36,791,759
Land lots undeveloped
Costs of land use rights	315,895,430	295,935,616
	$364,774,643	$341,427,234

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of December 31, 2017, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $180,891,395, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at December 31, 2017. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	December 31, 2017	December 31, 2016

Fixture, furniture and office equipment	5	$65,205	$60,017
Vehicles	5	527,270	493,955
Less: accumulated depreciation		(529,762)	(464,230)
Property and equipment, net		$62,713	$89,742

Depreciation expense totaled $31,357, $62,536 and $79,064 for the years ended December 31, 2017, 2016 and 2015, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2017 and 2016 consisted of:

	December 31, 2017	December 31, 2016

Salaries payable	$1,036,582	$301,590
Compensation payable to consultants	427,321	-
Business tax and related urban construction and education surcharge	20,492	10,577
Deposits from contractors	167,540	156,954
Interest payable on convertible bond	12,197,260	6,197,260
Interest payable on loans	4,783,350	2,319,338
	$18,632,545	$8,985,719

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the years ended December 31, 2017, 2016 and 2015, the Company incurred $1,408,233,   $1,433,737 and $1,528,126 compensation expenses which were included in general and administrative expenses.

As at December 31, 2017, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	December 31, 2017	December 31, 2016

Property sales deposits	$20,108,667	$18,838,103
Compensation	8,037,934	6,159,460
	$28,146,601	$24,997,563

10. Loans payable

Bank name	Term	December 31, 2017	December 31, 2016

China Construction Bank	From May 30, 2014 to May 29, 2020	$44,221,399	$41,456,074

Loans are floating rate loans whose rates (2017: 6% per annum and 2016: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. Interest expenses incurred on loans payable for the years ended December 31, 2017, 2016 and 2015 was $2,221,138, $2,424,794 and $3,001,771, respectively.

Land use right with net book value of $180,891,395, including in real estate held for development and land lots under development were pledged as collateral for the loan as at December 31, 2017.

The aggregate maturities of loans payable of each of years subsequent to December 31, 2017 are as follows:

2018	$3,074,132
2019	15,370,664
2020	25,776,603
$44,221,399

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

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

The interest expense for the convertible note included in the consolidated statements of operations was $6,000,000, $6,000,000 and $197,260, respectively, for the years ended December 31, 2017, 2016 and 2015.

The interest payable for the convertible note included in the consolidated balance sheets was $12,197,260 and $6,197,260, respectively as at December 31, 2017 and 2016.

There was no redemption of convertible note for the years ended December 31, 2017, 2016 and 2015.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $96,963, $125,027 and $64,005 respectively, for the years ended December 31, 2017, 2016 and 2015.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

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

Income tax expenses for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2017	2016	2015

Current	$-	$-	$-
Deferred tax benefit	1,040,873	1,143,595	1,378,700
	$1,040,873	$1,143,595	$1,378,700

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	December 31, 2017	December 31, 2016

EIT at the PRC statutory rate of 25%	$3,322,563	$3,467,419
Valuation allowance	(2,281,690)	(2,323,824)
	$1,040,873	$1,143,595

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2017, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2017 and 2016 are presented below.

	December 31, 2017	December 31, 2016
Deferred tax assets
Operating loss carry forward	$430,939	$372,075
Excess of interest expenses	2,533,387	1,887,225
Accrued expenses	2,891,299	2,213,281
	$5,855,625	$4,472,581

The Company had net operating losses carry forward of $1,723,757 as of December 31, 2017 which will expire on various dates between December 31, 2018 and 2020.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

14. loss per share

	For Years Ended December 31,
	2017	2016	2015

Numerator:
Net loss for basic and diluted loss per share	$(12,249,377)	$(12,726,080)	$(6,381,862)

Denominator:
Weighted average number of common shares outstanding
Basic	188,465,024	177,459,678	151,682,554
Dilutive shares:
Conversion of convertible note	5,280,472	-	-
Diluted	193,745,496	177,459,678	151,682,554

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.04)

Common shares of 8,719,726 resulting from the assumed conversion of 8% Convertible Note (Note 11) were excluded from the calculation of diluted loss per share for the year ended December 31, 2017 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin Mr Liu Xiangyao Jasper Lake Holdings Limited	Officer Director Controlling stockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $126,240 and $118,263 as at December 31, 2017 and 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	December 31, 2017	December 31, 2016

At beginning of year	$118,263	$126,516
Exchange difference adjustment	7,977	(8,253)
At end of year	$126,240	$118,263

Amount due to Mr Liu Xiangyao were $35,821,264  and $31,751,959 as at December 31, 2017 and 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	December 31, 2017	December 31, 2016

At beginning of year	$31,751,959	$2,428,731
Advances from the director	2,129,589	29,720,658
Repayment to the director	(22,402)	(359,881)
Exchange difference adjustment	1,962,118	(37,549)
At end of year	$35,821,264	$31,751,959

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

As at December 31, 2017 and 2016, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $12,197,260 and $6,197,260 as at December 31, 2017 and 2016, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	December 31, 2017	December 31, 2016

At beginning of year	$6,197,260	$197,260
Interest expense	6,000,000	6,000,000
At end of year	$12,197,260	$6,197,260

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at December 31, 2017, the Company has not issued the shares and theses shares were valued at $8.82 per share. The Company recognized $570,279 for the year ended December 31, 2017.

During the period from July to September 2017, on several different dates, the Company granted 75,000 shares totally of the Company’s restricted common stock to several consultants, in exchange for its legal and professional services to the Company for the period between July 2017 and June 2018. These shares were valued at the closing bid price of the Company’s common stock on the date of grant. The compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2017 was $807,683. On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. As at December 31, 2017, the Company has not issued the shares and theses shares were valued at $8.82 per share. The Company recognized share based compensation of $407,519 for the year ended December 31, 2017.

Total share compensation expenses recognized in the general and administrative expenses of the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 was $1,785,481, $2,014,663 and $1,808,867 respectively.

17. Concentration of Credit Risks

As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of December 31, 2017 and 2016.

YANGTZE RIVER PORT and LOGISTICS LIMITED

(FOrmerly Yangtze River Development limited)

NOTES TO the FINANCIAL STATEMENTS

18. Commitments and Contingencies

Operating lease commitments

For the years ended December 31, 2017, 2016 and 2015, rental expenses under operating leases were $90,555, $72,000 and $6,000 respectively.

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

The Company did not identify any commitment and contingency as of December 31, 2017.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $289,656,431 and $287,214,468 as of December 31, 2017 and 2016. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

21. SUBSEQUENT EVENTS

On February 13, 2018, the Company passed a shareholder resolution of more than 50% of the shareholders and a Board of Directors resolution that the existing shareholders of the Company will receive shares of Yangtze River Blockchain Logistics Limited (“YRBL”)(Formerly known as Avenal River Limited), a newly formed subsidiary of the Company. YRBL was incorporated in the British Virgin Islands on January 30, 2018. YRBL currently holds 100% of the shares of Ricofeliz investment (China) Limited, which in turn wholly owns 100% of Wuhan Yangtze River Newport Trading Limited. YRBL and its subsidiaries has not commenced business and has no material assets.

