Form 10-K/A
period 2017-12-31
Yangtze River Port & Logistics Ltd
filed 2018-04-24
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Yangtze River Port And Logistics Limited’s Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 9, 2018 (the “Original Filing”) for the purpose of furnishing the revised audit report to the financial statements.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing.

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

Exhibit Number		Description

1.1		Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company’s registration statement on Form S-1 filed with the SEC on December 20, 2016)
2.1		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Crestlake Holdings Limited (incorporated by reference to Exhibit 2.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.2		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Start Well International Limited (incorporated by reference to Exhibit 2.2 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.3		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Majestic Symbol Limited (incorporated by reference to the Exhibit 2.3 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.4		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Best Future Investment LLC (incorporated by reference to the Exhibit 2.4 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.5		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Fortunate Drift Limited (incorporated by reference to the Exhibit 2.5 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.6		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Jasper Lake Holdings Limited (incorporated by reference to Exhibit 2.6 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(e)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on January 20, 2016)
3.2	(a)	Certificate of Incorporation of Avenal River Limited
	(b)	Memorandum and Articles of Association of Avenal River Limited
3.3		Certificate of Incorporation of Ricofeliz Investment (China) Limited
3.4		Business license of Wuhan Yangtze River Newport Trading Limited
4.1		Yangtze River Development Limited 2016 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2016)
10.1		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Brookhollow Lake, LLC (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.2		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of New Port Property Holding, LLC (incorporated by reference to Exhibit 10.2 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.3		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin China Holding Ltd. (incorporated by reference to Exhibit 10.3 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.4		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin Hopkins Real Estate Group (incorporated by reference to Exhibit 10.4 filed on Current Report to Form 8-K with the SEC on January 7, 2016)

Exhibit Number	Description
10.5	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Archway Development Group LLC (incorporated by reference to Exhibit 10.5 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.6	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Spectrum International Enterprise, LLC (incorporated by reference to Exhibit 10.6 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.7	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of HHC-6055 Centre Drive LLC (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.8	Offer and Acceptance Letter between the Company and Daniel W. Heffernan (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.9	Offer and Acceptance Letter between the Company and Harvey Leibowitz (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.10	Offer and Acceptance Letter between the Company and James Coleman (incorporated herein by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.11	Offer and Acceptance Letter between the Company and Zhixue Liu (incorporated herein by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.12	Offer and Acceptance Letter between the Company and Romano Tio (incorporated herein by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.13	Offer and Acceptance Letter between the Company and Tongmin Wang (incorporated herein by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.14	Offer and Acceptance Letter between the Company and Yanliang Wu (incorporated herein by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.15	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.16	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.17	Offer and Acceptance Letter between the Company and Zhihong Su (incorporated herein by reference to Exhibit 10.17 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.18	Offer and Acceptance Letter of Adam S. Goldberg dated February 14, 2017 (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on March 9, 2017)
10.19	English Translation of the Agreement by and among the Company and the Shareholders of Wuhan Economic Development Port Limited (incorporated by reference to Exhibit 10.1filed on Current Report to Form 8-K with the SEC on December 27, 2017)
10.20	Lease Agreement by and between the Company and 41 John Street Equities LLC dated April 1, 2017
10.21	Extension Agreement by and between the Company and 41 John Street Equities LLC dated January 29, 2018
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 28, 2016)
16.1	Letter of Dominic K.F. Chan & Co. (now DCAW) dated May 13, 2016 (incorporated by reference to Exhibit 16.1 filed on Current Report to Form 8-K with the SEC on May 13, 2016)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.2 filed on Annual Report on Form 10-K filed with the SEC on February 2, 2016)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2018

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	April 24, 2018
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Tsz-Kit Chan	(Principal Financial and Accounting Officer)	April 24, 2018
Tsz-Kit Chan

/s/ James Stuart Coleman	Director	April 24, 2018
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	April 24, 2018
Zhanhuai Cheng

/s/ Yanliang Wu	Director	April 24, 2018
Yanliang Wu

/s/ Yu Zong	Director	April 24, 2018
Yu Zong

/s/ Harvey Leibowitz	Independent Director	April 24, 2018
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	April 24, 2018
Zhixue Liu

/s/ Tongming Wang	Independent Director	April 24, 2018
Tongming Wang

/s/ Adam S. Goldberg	Independent Director	April 24, 2018
Adam S. Goldberg

/s/ Daniel W. Heffernan	Independent Director	April 24, 2018
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	April 24, 2018
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

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Centurion ZD CPA Ltd.

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