Form 10-Q
period 2018-03-31
Yangtze River Port & Logistics Ltd
filed 2018-04-30
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   000-54998

YANGTZE RIVER PORT AND LOGISTICS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	27-1636887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 John Street, Suite 2A, New York, NY	10038
(Address of principal executive offices)	(Zip Code)

(646) 861-3315

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 27, 2018, there were 172,344,446 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TABLE OF CONTENTS

Pages
Unaudited condensed consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	F-1
Unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017	F-2
Unaudited condensed consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	F-3
Notes to the Unaudited condensed consolidated Financial Statements	F-4 - F-19

1

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$694,920	$58,414
Other assets and receivables	4,454,989	4,448,417
Real estate property completed	32,654,696	31,497,258
Real estate properties and land lots under development	378,228,271	364,774,643
Property and equipment, net	60,455	62,713
Deferred tax assets	6,354,881	5,855,625
Total Assets	$422,448,212	$406,697,070

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,701,257	5,499,177
Due to related parties	34,510,347	35,947,504
Other taxes payable	-	13,321
Other payables and accrued liabilities	20,708,630	18,632,545
Real estate property refund and compensation payables	29,558,839	28,146,601
Convertible notes	79,303,316	75,000,000
Loans payable	45,846,414	44,221,399
Total Liabilities	$215,628,803	$207,460,547

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,344,446 were shares issued and outstanding at March 31, 2018 and December 31, 2017	17,234	17,234
Additional paid-in capital	243,614,178	243,614,178
Accumulated losses	(44,288,454)	(41,238,467)
Accumulated other comprehensive loss	7,476,451	(3,156,422)
Total Equity	$206,819,409	$199,236,523
Total Liabilities and Equity	$422,448,212	$406,697,070

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Three Months Ended March 31,
	2018	2017

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	1,149,088	747,206
Total operating expenses	1,149,088	747,206

Loss from operations	(1,149,088)	(747,206)

Other income (expenses)
Other income	1,543	-
Other expenses	-	(21)
Interest income	22	38
Interest expenses	(2,182,807)	(2,127,056)
Total other expenses	(2,181,242)	(2,127,039)

Loss before income taxes	(3,330,330)	(2,874,245)
Income taxes benefits	280,343	284,503
Net loss	$(3,049,987)	$(2,589,742)

Other comprehensive income
Foreign currency translation adjustments	10,632,873	2,230,642
Comprehensive loss	$7,582,886	$(359,100)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	172,344,446	238,936,113
Diluted	172,344,446	238,936,113

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of Cash Flows

	(Unaudited) For the Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(3,049,987)	$(2,589,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,269	14,013
Loss on disposal of property, and equipment	-	-
Deferred tax benefit	(280,343)	(284,504)
Share-based compensation expense	-	-
Changes in operating assets and liabilities:
Other assets and receivables	92,895	(2,044)
Real estate property completed	-	(89,637)
Real estate properties and land lots under development	(48,518)	-
Accounts payable	-	10
Other taxes payable	(13,629)	(12,581)
Other payables and accrued liabilities	1,866,906	2,173,382
Real estate property refund and compensation payables	372,960	344,286
Net Cash Used In Operating Activities	(1,055,447)	(446,817)

Cash Flows from Investing Activities:
Net Cash Used In (Provided By) Investing Activities	-	-

Cash Flows from Financing Activities:
Repayment of financial institution loans	-	-
Proceeds from notes payable	4,303,316	-
Advances from related parties	387,156	466,577
Repayment to related parties	(3,000,000)	(18,146)
Net Cash Provided By Financing Activities	1,690,472	448,431

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,054	188

Net Increase In Cash and Cash Equivalents	635,025	1,614
Cash and Cash Equivalents at Beginning of Period	55,841	63,092
Cash and Cash Equivalents at End of Period	$694,920	$64,894

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$-	$-
Cancellation of shares for Armada transaction	$-	$10,000

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

March 31, 2018 and December 31, 2017

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The unaudited condensed consolidated financial statements include the financial statements of YANGTZE RIVER PORT & LOGISTICS LIMITED (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

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

On December 19, 2015, the Company completed a share exchange (the “Share Exchange”) with Energetic Mind and all the shareholders of Energetic Mind, whereby Yangtze River acquired 100% of the issued and outstanding capital stock of Energetic Mind, in exchange for 151,000,000 shares of Yangtze River’s common stock, which constituted approximately 88% of its issued and outstanding shares on a fully-diluted basis of Yangtze River immediately after the consummation of the Share Exchange, and an 8% convertible note (the “Note”) in the principal amount of $150,000,000. As a result of the Share Exchange, Energetic Mind became Yangtze River’s wholly-owned subsidiary and Jasper Lake Holdings Limited (“Jasper”), the former shareholder of Energetic Mind, became Yangtze River’s controlling stockholder. The Share Exchange transaction with Energetic Mind was treated as an acquisition, with Energetic Mind as the accounting acquirer and Yangtze River as the acquired party. The financial statements before the date of the Share Exchange are those of Energetic Mind with the results of the Company being condensed unaudited condensed consolidated from the date of the Share Exchange.

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

EDP Transaction

On December 26, 2017, the company entered into an agreement with shareholders holding 100% of the equity interest of Wuhan Economic Development Port Limited (the “Acquiree” or “EDP”) to acquire all the interests of Acquiree; and the Acquiree Shareholders will acquire all the equity interest held by the Company in Energetic Mind. Energetic Mind holds 100% interest in Ricofeliz Capital that holds 100% capital stock of Wuhan Newport.

Upon execution of the Purchase Agreement, the Acquiree will undergo reorganization. As a result of the reorganization, the Acquiree has become a limited liability company. It will be held by a Hong Kong company, which will be 100% owned by a BVI entity.

The closing of the transaction, which shall be no later than March 31, 2018, is conditioned upon satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies. By March 31, 2017, the deal between the company and the acquiree was not closed and effective.

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

On March 31, 2018, the Company entered into a supplemental agreement to the Agreement with Fujian Yuesheng Industrial Development Limited, the sole shareholder of the EDP, to extend the closing deadline from March 31, 2018 to April 30, 2018, subject to the same closing conditions.

Spin-off Transaction

On January 30, 2018, the Company incorporated Yangtze River Blockchain Logistics Limited (“Blockchain Logistics”)(formerly known as Avenal River Limited) in the British Virgin Islands. Blockchain Logistics owns all of the shares of Ricofeliz Investment (China) Limited, a Hong Kong company, which in turn owns 100% of the equity interest of Wuhan Yangtze River Newport Trading Limited, a PRC company.

On February 15, 2018, the majority of the Company’s shareholders and the Board of Directors resolved that 1 share of Blockchain Logistics will be issued for every 1 share held by Yangtze River Port and Logistics Limited “YRIV” (the “Spin-off Transaction”).

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018 and December 31, 2017, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

	March 31, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.2753	6.5059

	For the Three Months Ended March 31,
	2018	2017
Items in the statements of operations and comprehensive income, and statements of cash flows	6.3589	6.8885

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

The Company has not generated any revenue from the sales of real estate property for the three months ended March 31, 2018 and 2017.

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2018 and 2017, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2018 and 2017, the Company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2018 and December 31, 2017, the Company did not have any uncertain tax position.

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-05, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deposits	$877	$845
Other receivables	13,833	2,000
Underwriting commission deposit	1,600,000	1,600,000
Rent deposit	7,395	29,580
Prepaid share based compensation expenses	27,514	110,057
Excessive business tax and related urban construction and education surcharge	1,785,941	1,722,639
Excessive land appreciation tax	1,019,429	983,296
	$4,454,989	$4,448,417

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	March 31, 2018	December 31, 2017
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,983,109	$7,700,150
Other development costs	24,671,587	23,797,108
	$32,654,696	$31,497,258

As of March 31, 2018, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of March 31, 2018, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	March 31, 2018	December 31, 2017
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,627,892	$9,286,634
Other development costs	41,096,662	39,592,579
Land lots undeveloped
Costs of land use rights	327,503,717	315,895,430
	$378,228,271	$364,774,643

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of March 31, 2018, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $187,538,656, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at March 31, 2018. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	March 31, 2018	December 31, 2017
		(Unaudited)
Fixture, furniture and office equipment	5	$66,466	$65,205
Vehicles	5	539,459	527,270
Less: accumulated depreciation		(545,470)	(529,762)
Property and equipment, net		$60,455	$62,713

Depreciation expense totaled $4,269 and $14,013 for the three months ended March 31, 2018 and 2017, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
	(Unaudited)
Salaries payable	$882,093	$1,036,582
Compensation payable to consultants	290,700	427,321
Business tax and related urban construction and education surcharge	13,907	20,492
Deposits from contractors	173,697	167,540
Interest payable on convertible bond	13,701,412	12,197,260
Interest payable on loans	5,646,821	4,783,350
	$20,708,630	$18,632,545

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended March 31, 2018 and 2017, the Company incurred $377,928 and $344,286 compensation expenses which were included in general and administrative expenses.

As at March 31, 2018, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	March 31, 2018	December 31, 2017
	(Unaudited)
Property sales deposits	$20,898,848	$20,108,667
Compensation	8,659,991	8,037,934
	$29,558,839	$28,146,601

10. Loans payable

Bank name	Term	March 31, 2018	December 31, 2017
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$45,846,414	$44,221,399

Loans are floating rate loans whose rates (2018: 6% per annum and 2017: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the three months ended March 31, 2018 and 2017 was $687,696 and $626,914, respectively.

Land use right with net book value of $187,538,656, including in real estate held for development and land lots under development were pledged as collateral for the loan as at March 31, 2018.

The aggregate maturities of loans payable of each of years subsequent to March 31, 2018 are as follows:

(Unaudited)
2019	$19,122,592
2020	26,723,822
$45,846,414

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO thE unaudited condensed FINANCIAL STATEMENTS

11. CONVERTIBLE NOTEs

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

On February 5, 2018, the Company issued a non-interest convertible note in the principal amount of $4,100,000 to Iliad Research and Trading L.P., with 1,000,000 OID. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is February 4, 2019.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019.

There was no beneficial conversion feature attributable to the Note as the set conversion price of the Note was greater than the fair value of the common share price at the date of issuance. The Company has accounted for the Note in accordance with ASC 470-20, as a single instrument as a non-current liability. The Note is initially carried at the gross cash received at the issuance date.

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $1,654,836 and $1,500,000, respectively, for the three months ended March 31, 2018 and 2017.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $13,701,260 and $12,197,260, respectively as at March 31, 2018 and December 31, 2017.

There was no redemption of convertible notes for the three months ended March 31, 2018, and December 31, 2017.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $17,630 and $31,134 respectively, for the three months ended March 31, 2018 and 2017.

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

Income tax expenses for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred tax benefit	280,343	284,503
	$280,343	$284,503

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	March 31,
	2018	2017
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$832,583	$718,561
Valuation allowance	(552,240)	(434,058)
	$280,343	$284,503

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2018, and year ended December 31, 2017, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$470,782	$430,939
Excess of interest expenses	2,858,558	2,533,387
Accrued expenses	3,025,541	2,891,299
	$6,354,881	$5,855,625

The Company had net operating losses carry forward of $1,883,129 as of March 31, 2018 which will expire on various dates between December 31, 2018 and 2020.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	For Three Months Ended December 31,
	2018	2017
	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(3,409,987)	$(2,589,742)

Denominator:
Weighted average number of common shares outstanding
Basic	172,344,446	238,936,113
Dilutive shares:
Conversion of convertible note	-	-
Diluted	172,344,446	238,936,113

Basic and diluted loss per share	$(0.02)	$(0.01)

Common shares of 9,384,989 resulting from the assumed conversion of 8% Convertible Note (Note 11) were excluded from the calculation of diluted loss per share for the three months ended March 31, 2018 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Jasper Lake Holdings Limited	Controlling stockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $130,879 and $126,240 as at March 31, 2018 and December 31, 2017, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$126,240	$118,263
Exchange difference adjustment	4,639	7,977
At end of period	$130,879	$126,240

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

Amount due to Mr Liu Xiangyao were $34,379,468 and $35,821,264 as at March 31, 2018 and December 31, 2017, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$35,821,264	$31,751,959
Advances from the director	388,530	2,129,589
Repayment to the director	(3,000,000)	(22,402)
Exchange difference adjustment	1,169,674	1,962,118
At end of period	$34,379,468	$35,821,264

As at March 31, 2018 and December 31, 2017, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $13,697,260 and $12,197,260 as at March 31, 2018 and December 31, 2017, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$12,197,260	$6,197,260
Interest expense	1,500,000	6,000,000
At end of period	$13,697,260	$12,197,260

YANGTZE RIVER PORT & LOGISTICS LIMITED

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

Total share compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $nil and $nil respectively.

17. Concentration of Credit Risks

As of March 31, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of March 31, 2018 and December 31, 2017.

18. Commitments and Contingencies

Operating lease commitments

For the three months ended March 31, 2018 and 2017, rental expenses under operating leases were $22,185 and $18,000, respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2019. The future obligations for operating leases of each years subsequent to March 31, 2018 are as follows:

(Unaudited)
2018	$66,555
2019	22,185
Total minimum payment required	$88,740

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any commitment and contingency as of March 31, 2018.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $299,448,275 and $289,656,431 as of March 31, 2018 and December 31, 2017. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

21. SUBSEQUENT EVENTS

Spin-off Transaction

On April 24, 2018, due to the potential costs related to the Spin-off Transaction and the fact that the Company’s board of directors has determined that it is in the best interest of the Company not to proceed with the Spin-off Transaction.

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

The Logistics Center is expected to occupy approximately 1,918,000 square meters, for which the construction and development are expected to be completed in five years while the total anticipated investment have been divided into three phases – 40% of the total in the first year and 30% respectively in the second and third years. The following table illustrates the timeframe of our investment and construction progress.

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

Aside from being situated in the Wuhan Yangluo Comprehensive Bonded Zone, Yangluo development area is among the third group of China’s Pilot Free Trade Zone (FTZ) applicants to submit FTZ applications to the State Council. Presently, approvals have been granted to Shanghai, Tianjin, Guangdong and Fujian. Enterprises within the approved free-trade zones are typically entitled to a series of favorable regulations and policies that could help the businesses grow and succeed. However, we can provide no assurance at this point that the FTZ application will in fact be approved.

Wuhan Newport has signed a twenty-year lease agreement effective April 27, 2015, the maximum number of years permitted by the applicable PRC laws, and with rights to renew at its sole discretion to lease approximately 1,200,000 square meters of land for building logistics warehouses in support of the Logistics Center. The warehouses are expected to comprise port terminal zones, warehouse logistics zones, cold chain supply zones and railroad loading and unloading zones. The warehouses will connect the port terminal along the Yangtze River and the railway leading to Europe, satisfying the requirement of China’s latest “One Belt, One Road” initiative. It will also be able to support large logistics companies in Wuhan and other nearby provinces which will rent the warehouses, terminals and offices within the Logistics Center.

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

Interest Rate and Inflation Challenges. We are subject to market risks due to fluctuations in interest rates and refinancing of mid-term debt. Higher interest rates may also affect our revenue, gross profits and our ability to raise and service debt and to finance our developments. Inflation could result in increases in the price of raw materials and labor costs.  We do not believe that inflation or deflation has affected our business materially.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the year ended March 31, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the three months indicated in U.S. dollars

	(Unaudited) For the Three Months Ended March 31,
	2018	2017

Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	1,149,088	747,206
Total operating expenses	1,149,088	747,206

Loss from operations	(1,149,088)	(747,206)

Other income (expenses)
Other income	1,543	-
Other expenses	-	(21)
Interest income	22	38
Interest expenses	(2,182,807)	(2,127,056)
Total other expenses	(2,181,242)	(2,127,039)

Loss before income taxes	(3,330,330)	(2,874,245)
Income taxes benefits	280,343	284,503
Net loss	$(3,049,987)	$(2,589,742)

Other comprehensive income
Foreign currency translation adjustments	10,632,873	2,230,642
Comprehensive loss	$7,582,886	$(359,100)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	172,344,446	238,936,113
Diluted	172,344,446	238,936,113

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended March 31, 2018 and 2017. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three months ended March 31, 2018 and 2017, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three months ended March 31, 2018 and 2017.

Selling expenses.

Selling expenses was $nil for the three months ended March 31, 2018 and 2017.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $1,149,088 for the three months ended March 31, 2018, compared to $747,206 for the three months ended March 31, 2017, an increase of $401,882 primarily due to an increase in legal and professional services.

Loss from operations.

As a result of the factors described above, operating loss was $1,149,088 for the three months ended March 31, 2018, compared to operating loss of $747,206 for the three months March 31, 2017, an increase of operating loss of $401,882, or approximately 54%. The increase of loss from operations for each of these three months is mainly because of expenses related to professional services.

Other expenses.

We had other expenses totaling $2,181,242 for the three months ended March 31, 2018, compared to other expense totaling $2,127,039 for the three months ended March 31, 2017. The other expenses mainly comprise interest expenses. Interest expenses were $2,182,807 for the three months ended March 31, 2018, compared to $2,127,056 for the three months ended March 31, 2017, an increase of $55,751 or 3%.

Income tax.

We received an income tax benefit of $280,343 for the three months ended March 31, 2018, compared to $284,503 for the three months ended March 31, 2017.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended March 31, 2018 was $3,049,987, compared to net loss of $2,589,742 for the three months ended March 31, 2017, an increase in loss of $460,245.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2018 was $10,632,873, compared to a foreign currency gain of $2,230,642 for the three months ended March 31, 2017. The changes reflect the significant appreciation of RMB to U.S. dollars for the three months ended March 31, 2018.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.02 per share (basic and diluted), for the three months ended March 31, 2018, compared to net loss of $0.01 per share (basic and diluted), for the three months ended March 31, 2017.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three months indicated:

	Three Months Ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(1,055,447)	$(446,817)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$1,690,472	$448,431

We had a balance of cash and cash equivalents of $694,920 as of March 31, 2018. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $1,055,447 for the three months ended March 31, 2018, compared to net cash used in operating activities of $446,817 for the three months ended March 31, 2017, an increase of $608,630.

The increase in net cash used in operating activities was primarily contributed by the following factors:

●	Changes in other payables and accrued liabilities provided $1,866,906 cash inflow for the three months ended March 31, 2018, compared to other payables and accrued liabilities contributing $2,173,382 cash inflow for the three months ended March 31, 2017, which led to an increase of $306,476 in net cash outflow.

●	We have net loss of $3,049,987 for the three months ended March 31, 2018, compared to net loss of $2,589,742 for the three months ended March 31, 2017, which led to an increase of $460,245 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for each of the three months ended March 31, 2018 and 2017.

Financing Activities. Net cash provided by financing activities were $1,690,472 for the three months ended March 31, 2018, compared to net cash of $448,431 provided by financing activities for the three months ended March 31, 2017, representing an increase of $1,242,041 in cash inflow.  The increase were primarily because we had issued several notes generating $4,303,316 cash inflow, and paid back $3,000,000 to related parties for the three months ended March 31, 2018. We had no proceeds from such notes for the three months ended March 31, 2017.

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

Iliad Research and Trading LP holds a convertible promissory note in the principal amount of $4,100,000 with a maturity date of February 4, 2019. Upon maturity, Iliad Research and Trading LP may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Adar Bays LLC holds an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of March 14, 2019. Upon maturity, Adar Bays LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Eagle Equities LLC holds an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of March 14, 2019. Upon maturity, Eagle Equities LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

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

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of translating the financial statements denominated in RMB into U.S. dollars. As of December 31, 2017, the RMB exchange rate vs. the U.S. dollar was 6.5059, representing about 6.3% appreciation compared to the exchange rate of 6.9447 vs. the U.S. dollar as of December 31, 2016. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2017, the Company had approximately $44.2 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2017 was approximately $2.2 million. A hypothetical increase in interest rates of 100 basis points in the Company’s interest rate on borrowings outstanding as of December 31, 2017 would not have a material effect on the Company’s financial position, results of operations or cash flows.

Inflation Rate

According to the National Bureau of Statistics of China, change in the consumer price index in China was 1.8%, 2.0% and 1.4% in 2017, 2016, and 2015, respectively. Inflation could result in increases in the price of raw materials and labor costs. We do not believe that inflation or deflation has affected our business materially.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal quarter ended March 31, 2018.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, U.S. public companies that have substantially all of their operations in the PRC, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company and our business .. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

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

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, WHICH MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO SELL THEIR STOCK.

“On August 18, 2017, the Company our common stock started trading on the NASDAQ Global Select Market under the symbol “YRIV”. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **+
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **+

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: April 30, 2018	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2018	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

