Form 10-K/A
period 2017-12-31
Yangtze River Port & Logistics Ltd
filed 2018-05-15
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends Yangtze River Port And Logistics Limited Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 9, 2018 and amended on Form 10-K/A on April 24, 2018 (collectively, the “10-K”) for the purpose of furnishing the revised audit report to the financial statements.

Except as expressly set forth above, this Amendment No. 2 does not, and does not purport to, amend, update, change or restate the information in any other item of the 10-K or reflect any events that have occurred after the date of the 10-K.

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

1

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

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2018

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	May 15, 2018
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Tsz-Kit Chan	(Principal Financial and Accounting Officer)	May 15, 2018
Tsz-Kit Chan

/s/ James Stuart Coleman	Director	May 15, 2018
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	May 15, 2018
Zhanhuai Cheng

/s/ Yanliang Wu	Director	May 15, 2018
Yanliang Wu

/s/ Yu Zong	Director	May 15, 2018
Yu Zong

/s/ Harvey Leibowitz	Independent Director	May 15, 2018
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	May 15, 2018
Zhixue Liu

/s/ Tongming Wang	Independent Director	May 15, 2018
Tongming Wang

/s/ Adam S. Goldberg	Independent Director	May 15, 2018
Adam S. Goldberg

/s/ Daniel W. Heffernan	Independent Director	May 15, 2018
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	May 15, 2018
Zhihong Su

4

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

