Form 10-K/A
period 2017-12-31
Yangtze River Port & Logistics Ltd
filed 2018-05-23
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.3

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

Explanatory Note

This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) amends Yangtze River Port And Logistics Limited Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 9, 2018 and amended on Form 10-K/A on April 24, 2018 and May 15, 2018, respectively, (collectively, the “10-K”) for the purpose of furnishing the revised audit report to the financial statements.

Except as expressly set forth above, this Amendment No. 3 does not, and does not purport to, amend, update, change or restate the information in any other item of the 10-K or reflect any events that have occurred after the date of the 10-K.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 23, 2018

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	May 23, 2018
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Tsz-Kit Chan	(Principal Financial and Accounting Officer)	May 23, 2018
Tsz-Kit Chan

/s/ James Stuart Coleman	Director	May 23, 2018
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	May 23, 2018
Zhanhuai Cheng

/s/ Yanliang Wu	Director	May 23, 2018
Yanliang Wu

/s/ Yu Zong	Director	May 23, 2018
Yu Zong

/s/ Harvey Leibowitz	Independent Director	May 23, 2018
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	May 23, 2018
Zhixue Liu

/s/ Tongming Wang	Independent Director	May 23, 2018
Tongming Wang

/s/ Adam S. Goldberg	Independent Director	May 23, 2018
Adam S. Goldberg

/s/ Daniel W. Heffernan	Independent Director	May 23, 2018
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	May 23, 2018
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

Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2017, including (1) lack of adequate policies and procedures in internal audit function, which resulted in lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; (3) lack of sufficient full-time accounting staff that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and (4) lack of sufficient accounting personnel which would provide segregation of duties within the internal control procedures to support the accurate reporting of the Company’s financial results. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements.

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

