Form 10-Q
period 2018-06-30
Yangtze River Port & Logistics Ltd
filed 2018-08-14
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☐ ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2018, there were 172,389,446 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TABLE OF CONTENTS

Pages
Unaudited condensed consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	F-1
Unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017	F-2
Unaudited condensed consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	F-3
Notes to the Unaudited condensed consolidated Financial Statements	F-4 - F-22

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$129,192	$58,414
Other assets and receivables	4,282,438	4,448,417
Real estate property completed	30,960,930	31,497,258
Real estate properties and land lots under development	358,671,434	364,774,643
Property and equipment, net	42,190	62,713
Deferred tax assets	6,307,477	5,855,625
Total Assets	$400,393,661	$406,697,070

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,405,538	5,499,177
Due to related parties	31,663,312	35,947,504
Other taxes payable	13,094	13,321
Other payables and accrued liabilities	21,816,583	18,632,545
Real estate property refund and compensation payables	28,383,978	28,146,601
Convertible notes	82,195,428	75,000,000
Loans payable	43,468,407	44,221,399
Total Liabilities	$212,946,340	$207,460,547

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,389,446 were shares issued and outstanding at June 30, 2018 and December 31, 2017	17,239	17,234
Additional paid-in capital	243,821,174	243,614,178
Accumulated losses	(48,367,989)	(41,238,467)
Accumulated other comprehensive loss	(8,023,103)	(3,156,422)
Total Equity	$187,447,321	$199,236,523
Total Liabilities and Equity	$400,393,661	$406,697,070

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Three Months Ended June 30,		(Unaudited) For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	2,145,925	911,219	3,295,013	1,658,425
Total operating expenses	2,145,925	911,219	3,295,013	1,658,425

Loss from operations	(2,145,925)	(911,219)	(3,295,013)	(1,658,425)

Other income (expenses)
Other income	-	-	1,543	-
Other expenses	(9,080)	(830)	(9,080)	(851)
Interest income	71	92	93	130
Interest expenses	(2,217,659)	(2,129,428)	(4,400,466)	(4,256,484)
Total other expenses	(2,226,668)	(2,130,166)	(4,407,910)	(4,257,205)

Loss before income taxes	(4,372,593)	(3,041,385)	(7,702,923)	(5,915,630)
Income taxes benefits	293,058	257,254	573,401	541,757
Net loss	$(4,079,535)	$(2,784,131)	$(7,129,522)	$(5,373,873)

Other comprehensive income
Foreign currency translation adjustments	(15,499,554)	4,387,372	(4,866,681)	6,618,014
Comprehensive loss	$(19,579,089)	$1,603,241	$(11,996,203)	$1,244,141

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	172,369,666	172,269,446	172,357,126	204,866,131

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(7,129,522)	$(5,373,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	11,221	20,176
Loss on disposal of property, and equipment	9,080	-
Deferred tax benefit	(573,401)	(541,758)
Share-based compensation expense	562,457	198,740
Changes in operating assets and liabilities:
Other assets and receivables	9,811	(73,950)
Real estate properties and land lots under development	(112,370)	84,246
Accounts payable	-	10
Other taxes payable	-	(37,817)
Other payables and accrued liabilities	3,083,715	4,198,971
Real estate property refund and compensation payables	745,029	690,798
Net Cash Used In Operating Activities	(3,393,980)	(834,457)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	7,195,428	-
Repayment of financial institution loans	-	(14,545)
Advances from related parties	(730,102)	897,547
Repayment to related parties	(3,000,000)	(18,181)
Net Cash Provided By Financing Activities	3,465,326	864,821

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(568)	746

Net Increase In Cash and Cash Equivalents	70,778	31,110
Cash and Cash Equivalents at Beginning of Period	58,414	63,092
Cash and Cash Equivalents at End of Period	$129,192	$94,202

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$207,000	$-
Cancellation of shares for the Armada transaction	$-	$10,000

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

June 30, 2018 and December 31, 2017

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

The Company, formerly named as Yangtze River Development Limited, Kirin International Holding, Inc., and Ciglarette, Inc., was incorporated in the State of Nevada on December 23, 2009. The Company was a development stage company and has not generated significant revenue from inception through March 1, 2011.

On March 1, 2011, the Company entered into a share exchange agreement where Kirin China Holding Limited (“Kirin China”) became the Company’s wholly-owned subsidiary. Kirin China engaged in the development and sales of residential and commercial real estate properties, and development of land lots in People’s Republic of China (“China”, or the “PRC”).

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

EDP Transaction

On December 26, 2017, the Company entered into an agreement with shareholders holding 100% of the equity interest of Wuhan Economic Development Port Limited (the “Acquiree” or “EDP”) to acquire all the interests of Acquiree; and the Acquiree shareholders will acquire all the equity interest held by the Company in Energetic Mind. Energetic Mind holds 100% interest in Ricofeliz Capital that holds 100% capital stock of Wuhan Newport  (the “Purchase Agreement”).

Upon execution of the Purchase Agreement, the Acquiree will undergo a reorganization. As a result of the reorganization, the Acquiree will become a limited liability company. It will be held by a Hong Kong company, which will be 100% owned by a BVI entity.

Pursuant to the original Purchase Agreement, the closing of the transaction, which shall be no later than June 30, 2018, is conditioned upon satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies.

On March 31, 2018 and June 5, 2018, the Company entered into supplemental agreements to the Purchase Agreement with Fujian Yuesheng Industrial Development Limited, the sole shareholder of the EDP, to extend the closing deadline from March 31, 2018 to July 31, 2018, subject to the same closing conditions.

By June 30, 2017, the transaction between the Company and the Acquiree was not closed and effective.

The consideration of the acquisition transaction will be first offset against both parties of the target companies leaving the balance of RMB 600 million (or approximately $91 million) to be paid by the Company to the Acquiree shareholder. Refundable deposit of RMB 30 million shall be paid to the Acquiree shareholder upon initial due diligence and auditing. The remaining RMB 570 million shall be paid at closing in cash or in the form of a 7% convertible note.

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

On April 24, 2018, due to the potential costs related to the Spin-off Transaction, the Company’s board of directors determined that it was in the best interest of the Company not to proceed with the Spin-off Transaction.

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

On February 24, 2017, due to Wight’s nonperformance and nonpayment of $50 million for the First Financing, the Company decided to unwind the Armada financing. Pursuant to Armada Agreement, the termination of the Armada Agreement calls for the immediate return of the 100,000,000 shares of common stock issued by the Company to Wight. On February 27, 2017, the Company issued a notice of termination of contract to Wight. As at March 1, 2017, the Company cancelled the 100,000,000 shares of common stocks issued to Wight.

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

2.3 Cash and cash equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of six months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	June 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.6186	6.5059

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Items in the statements of operations and comprehensive income, and statement of cash flows	6.3741	6.8622	6.3665	6.8753

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

The Company has not generated any revenue from the sales of real estate property for the three and six months ended June 30, 2018 and 2017.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three and six months ended June 30, 2018 and 2017, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three and six months ended June 30, 2018 and 2017, the Company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2018 and December 31, 2017, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-11, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deposits	$1,351	$845
Other receivables	36,602	2,000
Underwriting commission deposit	1,600,000	1,600,000
Rent deposit	13,228	29,580
Prepaid share-based compensation expenses	-	110,057
Excessive business tax and related urban construction and education surcharge	1,664,705	1,722,639
Excessive land appreciation tax	966,552	983,296
	$4,282,438	$4,448,417

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	June 30, 2018	December 31, 2017
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,569,034	$7,700,150
Other development costs	23,391,896	23,797,108
	$30,960,930	$31,497,258

As of June 30, 2018, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of June 30, 2018, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	June 30, 2018	December 31, 2017
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,128,503	$9,286,634
Other development costs	39,026,496	39,592,579
Land lots undeveloped
Costs of land use rights	310,516,435	315,895,430
	$358,671,434	$364,774,643

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of June 30, 2018, the Company has six buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $177,811,218, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at June 30, 2018. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	June 30, 2018	December 31, 2017
		(Unaudited)
Fixture, furniture and office equipment	5	$64,276	$65,205
Vehicles	5	459,761	527,270
Less: accumulated depreciation		(481,847)	(529,762)
Property and equipment, net		$42,190	$62,713

Depreciation expense totaled $6,952 and $6,163, respectively for the three months ended June 30, 2018 and 2017. Depreciation expense totaled $11,221 and $20,176, respectively for the six months ended June 30, 2018 and 2017.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018	December 31, 2017
	(Unaudited)
Salaries payable	$1,623,775	$1,036,582
Compensation payable to consultants	107,000	427,321
Business tax and related urban construction and education surcharge	12,130	20,492
Deposits from contractors	164,687	167,540
Interest payable on convertible bond	13,903,038	12,197,260
Interest payable on loans	6,005,953	4,783,350
	$21,816,583	$18,632,545

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended June 30, 2018 and 2017, the Company incurred $367,101 and $356,160 respectively compensation expenses which were included in general and administrative expenses. In the six months ended June 30, 2018 and 2017, the Company incurred $745,029 and $700,446 respectively compensation expenses which were included in general and administrative expenses.

As at June 30, 2018, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers will accept the cancellation. If any of the purchasers insist on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	June 30, 2018	December 31, 2017
	(Unaudited)
Property sales deposits	$19,766,261	$20,108,667
Compensation	8,617,717	8,037,934
	$28,383,978	$28,146,601

10. Loans payable

Bank name	Term	June 30, 2018	December 31, 2017
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$43,468,407	$44,221,399

Loans are floating rate loans whose rates (2018: 6% per annum and 2017: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the three months ended June 30, 2018 and 2017 were $667,994 and $653,520, respectively. Interest expenses incurred on loans payable for the six months ended June 30, 2018 and 2017 were $1,355,690 and $1,270,822, respectively.

Land use rights with net book value of $177,811,218, including in real estate held for development and land lots under development were pledged as collateral for the loan as at June 30, 2018.

The aggregate maturities of loans payable of each of years subsequent to June 30, 2018 are as follows:

(Unaudited)
2019	$34,403,046
2020	9,065,361
$43,468,407

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

On April 5, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 5, 2019.

On April 16, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 16, 2019.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to TFK Investment LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 17, 2019.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to Crown Bridge Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 17, 2019.

On May 16, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 16, 2019.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

On May 18, 2018, the Company issued an 8% convertible note in the principal amount of $214,000 to Geneva Roth Remark Holdings LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 18, 2019.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 12, 2019.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 14, 2019.

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 15, 2019.

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $115,789 to Crossover Capital Fund I Inc. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 15, 2019.

On June 19, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 19, 2019.

There was no beneficial conversion feature attributable to the Note as the set conversion price of the Note was greater than the fair value of the common share price at the date of issuance. The Company has accounted for the Note in accordance with ASC 470-20, as a single instrument as a non-current liability. The Note is initially carried at the gross cash received at the issuance date.

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $1,540,521 and $1,500,000, respectively, for the three months ended June 30, 2018 and 2017. The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $3,044,673 and $3,000,000, respectively, for the six months ended June 30, 2018 and 2017.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $13,903,038 and $12,197,260, respectively as at June 30, 2018 and December 31, 2017.

There was no redemption of convertible notes for the six months ended June 30, 2018, and December 31, 2017.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $3,928 and $23,874 respectively, for the three months ended June 30, 2018 and 2017. The contributions made by the Company were $7,866 and $55,008 respectively, for the six months ended June 30, 2018 and 2017.

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

Wuhan Newport was incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%.

Income tax expenses for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	293,058	257,254	573,401	541,757
	$293,058	$257,254	$573,401	$541,757

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$1,925,731	$1,478,908
Valuation allowance	(1,352,330)	(937,151)
	$573,401	$541,757

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended June 30, 2018, and year ended December 31, 2017, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$491,598	$430,939
Excess of interest expenses	2,873,295	2,533,387
Accrued expenses	2,942,584	2,891,299
	$6,307,477	$5,855,625

The Company had net operating losses carry forward of $1,966,394 as of June 30, 2018 which will expire on various dates between December 31, 2018 and 2022.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(4,079,535)	$(2,784,131)	$(7,129,522)	$(5,373,873)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	172,369,666	172,269,446	172,357,126	204,866,131

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Common shares of 9,815,981 resulting from the assumed conversion of 8% Convertible Note (Note 11) were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2018 as their effect is anti-dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Jasper Lake Holdings Limited	Controlling stockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $124,090 and $126,240 respectively as at June 30, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$126,240	$118,263
Exchange difference adjustment	(2,150)	7,977
At end of period	$124,090	$126,240

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

Amount due to Mr Liu Xiangyao were $31,539,222 and $35,821,264 respectively as at June 30, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$35,821,264	$31,751,959
Advances from the director	265,714	2,129,589
Repayment to the director	(3,004,712)	(22,402)
Exchange difference adjustment	(1,543,044)	1,962,118
At end of period	$31,539,222	$35,821,264

As at June 30, 2018 and December 31, 2017, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $13,858,364 and $12,197,260 as at June 30, 2018 and December 31, 2017, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$12,197,260	$6,197,260
Repayment	(1,338,896)	-
Interest expense	3,000,000	6,000,000
At end of period	$13,858,364	$12,197,260

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

16. SHARE-BASED COMPENSATION EXPENSES

On December 27, 2015, the Company granted 317,345 and 340,555 shares of the Company’s restricted common stock to a number of consultants, in exchange for its legal and professional services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares were valued at $5.70 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized in the general and administrative expenses of the unaudited condensed consolidated statement of operations for the year ended December 31, 2015 was $1,808,867. Total compensation expense of approximately $1,941,163 was recognized in 2016. The shares attributable to fiscal 2015 and 2016 were issued on December 30, 2015.

On January 25, 2016, the Company granted 15,000 shares of the Company’s restricted common stock to a consultant, in exchange for its legal and professional services to the Company for the year 2016. These shares were valued at $4.90 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of approximately $73,500 was recognized in 2016.

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer, The agreement provides that the Company will grant 100,000 shares of the Company’s common stock for his first year of employment. As at June 30, 2018, the Company had not issued the shares and these shares were valued at $11.36 per share. The Company recognized $768,915 and $565,721 respectively for the three and six months ended June 30, 2018.

During the period from July to September 2017, on several different dates, the Company granted a total of 75,000 restricted shares of common stock to several consultants, in exchange for their legal and professional services to the Company for the period between July 2017 and June 2018. These shares were valued at the closing bid price of the Company’s common stock on the dates of grant. The compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2017 was $807,683. The remaining compensation expense $110,057 was recognized during the six months ended June 30, 2018.

On May 12, 2017, the Company entered into an agreement with Buckman, Buckman & Reid, Inc., where the Company granted 70,000 shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. As at June 30, 2018, the Company had issued 45,000 shares valued at $4.60 per share. The unissued 25,000 shares of common stock were valued at $11.36 per share. The Company recognized $23,300 for the three months ended June 30, 2018. For the six months ended June 30, 2018, the Company reversed compensation expenses of $113,321 due to the changes in the fair value of the unissued shares.

For the three months ended June 30, 2018 and 2017, the Company recorded share-based compensation expenses of $902,272 and $198,740, respectively. Total share-based compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 were $562,457 and $198,740 respectively.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

17. Concentration of Credit Risks

As of June 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of June 30, 2018 and December 31, 2017.

18. Commitments and Contingencies

Operating lease commitments

For the three months ended June 30, 2018 and 2017, rental expenses under operating leases were $29,287 and $28,185, respectively. For the six months ended June 30, 2018 and 2017, rental expenses under operating leases were $51,472 and $46,185, respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2019. The future obligations for operating leases for each year subsequent to June 30, 2018 are as follows:

(Unaudited)
2019	$66,555
2020 and thereafter	-
Total minimum payment required	$66,555

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any commitment and contingency as of June 30, 2018.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $283,062,184 and $289,656,431 respectively as of June 30, 2018 and December 31, 2017. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

Overview

Yangtze River Port & Logistics Limited (formerly known as Yangtze River Development Limited) is a Nevada corporation that operates through its wholly-owned subsidiary Energetic Mind Limited (“Energetic Mind”), a British Virgin Islands company. Energetic Mind holds 100% of the capital stock in Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital), a Hong Kong company which in turn holds 100% of the equity interests in Wuhan Yangtze River Newport Logistics Co., Ltd (Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”) that primarily engages in the business of real estate and infrastructural development of a port logistics center located in Wuhan, Hubei Province of the PRC.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the quarterly period ended June 30, 2018.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the three and six months indicated in U.S. dollars.

	(Unaudited) For the Three Months Ended June 30,		(Unaudited) For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	2,145,925	911,219	3,295,013	1,658,425
Total operating expenses	2,145,925	911,219	3,295,013	1,658,425

Loss from operations	(2,145,925)	(911,219)	(3,295,013)	(1,658,425)

Other income (expenses)
Other income	-	-	1,543	-
Other expenses	(9,080)	(830)	(9,080)	(851)
Interest income	71	92	93	130
Interest expenses	(2,217,659)	(2,129,428)	(4,400,466)	(4,256,484)
Total other expenses	(2,226,668)	(2,130,166)	(4,407,910)	(4,257,205)

Loss before income taxes	(4,372,593)	(3,041,385)	(7,702,923)	(5,915,630)
Income taxes benefits	293,058	257,254	573,401	541,757
Net loss	$(4,079,535)	$(2,784,131)	$(7,129,522)	$(5,373,873)

Other comprehensive income
Foreign currency translation adjustments	(15,499,554)	4,387,372	(4,866,681)	6,618,014
Comprehensive loss	$(19,579,089)	$1,603,241	$(11,996,203)	$1,244,141

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	172,369,666	172,269,446	172,357,126	204,866,131

Revenue.

We did not generate any revenue from the sales of real estate property for the three and six months ended June 30, 2018 and 2017. In addition, since our Logistics Center is still in its development stage, it is is not yet operational and we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three and six months ended June 30, 2018 and 2017, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three and six months ended June 30, 2018 and 2017.

Selling expenses.

Selling expenses was $nil for the three and six months ended June 30, 2018 and 2017.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. For the three months ended June 30, 2018, general and administrative expenses were $2,145,925, compared to $911,219 for the three months ended June 30, 2017, an increase of $1,234,706 or 135.5%. General and administrative expenses were $3,295,013 for the six months ended June 30, 2018, compared to $1,658,425 for the six months ended June 30, 2017, an increase of $1,636,588 or 98.7%. The increase was primarily due to an increase in legal and professional services, and the increase in share-based compensation.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2018, operating loss was $2,145,925, compared to operating loss of $911,219 for the three months ended June 30, 2017, an increase of operating loss of $1,234,706, or approximately 135.5%. Operating loss was $3,295,013 for the six months ended June 30, 2018, compared to operating loss of $1,658,425 for the six months ended June 30, 2017, an increase of operating loss of $1,636,588, or approximately 98.7%.

Other expenses.

For the three months ended June 30, 2018, other expenses totaling $2,226,668, compared to other expense totaling $2,130,166 for the three months ended June 30, 2017. The other expenses mainly comprise interest expenses. Interest expenses were $2,217,659 for the three months ended June 30, 2018, compared to $2,129,428 for the three months ended June 30, 2017, an increase of $88,231 or 4.1%. We had other expenses totaling $4,407,910 for the six months ended June 30, 2018, compared to other expense totaling $4,257,205 for the six months ended June 30, 2017. Interest expenses were $4,400,466 for the six months ended June 30, 2018, compared to $4,256,484 for the six months ended June 30, 2017, an increase of $143,982 or 3.4%.

Income tax.

For the three months ended June 30, 2018, income tax benefit was $293,058, compared to $257,254 for the three months ended June 30, 2017. We received an income tax benefit of $575,401 for the six months ended June 30, 2018, compared to $541,757 for the six months ended June 30, 2017.

Net loss.

As a result of the factors described above, for the three months ended June 30, 2018, net loss from operations was $4,079,535, compared to net loss of $2,784,131 for the three months ended June 30, 2017, an increase in loss of $1,295,404 or 46.5%. Our net loss from operations for the six months ended June 30, 2018 was $7,129,522, compared to net loss of $5,373,873 for the six months ended June 30, 2017, an increase in loss of $1,755,649 or 32.7%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three and six months ended June 30, 2018 was $15,499,554 and $4,866,681 respectively, compared to a foreign currency gain of $4,387,372 and $6,618,041 for the three and six months ended June 30, 2017. The changes reflect the significant depreciation of RMB to U.S. dollars for the three and six months ended June 30, 2018.

Net loss available to common stockholders.

For the three months ended June 30, 2018, net loss available to our common stockholders was $0.02 per share (basic and diluted), compared to net loss of the $0.02 per share (basic and diluted), for the three months ended June 30, 2017. Net loss available to our common stockholders was $0.04 per share (basic and diluted), for the six months ended June 30, 2018, compared to net loss of the $0.03 per share (basic and diluted), for the six months ended June 30, 2017.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six months indicated:

	Six Months Ended June 30,
	2018	2017
Net Cash Used in Operating Activities	$3,393,980	$834,457
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$3,465,326	$864,821

We had a balance of cash and cash equivalents of $129,192 as of June 30, 2018. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $3,393,980 for the six months ended June 30, 2018, compared to net cash used in operating activities of $834,457 for the six months ended June 30, 2017, an increase of $2,559,523.

The increase in net cash used in operating activities was primarily contributed by the following factors:

●	Changes in other payables and accrued liabilities provided $3,083,715 cash inflow for the six months ended June 30, 2018, compared to other payables and accrued liabilities contributing $4,198,971 cash inflow for the six months ended June 30, 2017, which led to an increase of $1,115,256 in net cash outflow.

●	We have net loss of $7,129,522 for the six months ended June 30, 2018, compared to net loss of $5,373,873 for the six months ended June 30, 2017, which led to an increase of $1,755,649 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for each of the six months ended June 30, 2018 and 2017.

Financing Activities. Net cash provided by financing activities were $3,465,326 for the six months ended June 30, 2018, compared to net cash of $864,821 provided by financing activities for the six months ended June 30, 2017, representing an increase of $2,600,505 in cash inflow. The increase was primarily because we had issued several notes generating $7,195,428 cash inflow, and paid back $3,000,000 to related parties for the six months ended June 30, 2018. We had no proceeds from such notes for the six months ended June 30, 2017.

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

Adar Bays LLC holds an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of March 14, 2019 and an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of June 12, 2019. Upon maturity, Adar Bays LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Eagle Equities LLC holds an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of March 14, 2019 and an 8% convertible promissory note in the principal amount of $526,315 with a maturity date of June 12, 2019. Upon maturity, Eagle Equities LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

GS Capital Partners LLC holds an 8% convertible promissory note in the principal amount of $270,000 with a maturity date of May 5, 2019 and an 8% convertible promissory note in the principal amount of $270,000 with a maturity date of June 15, 2019. Upon maturity, GS Capital Partners LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Aucuts Fund LLC holds an 8% convertible promissory note in the principal amount of $300,000 with a maturity date of April 16, 2019 and an 8% convertible promissory note in the principal amount of $300,000 with a maturity date of June 19, 2019. Upon maturity, Auctus Fund LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

TFK Investments LLC holds an 8% convertible promissory note in the principal amount of $115,000 with a maturity date of April 17, 2019. Upon maturity, TFK Investments LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Crown Bridge Partners LLC holds an 8% convertible promissory note in the principal amount of $115,000 with a maturity date of April 17, 2019 and an 8% convertible promissory note in the principal amount of $57,500 with a maturity date of May 16, 2019. Upon maturity, Crown Bridge Partners LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Geneva Roth Remark Holdings Inc holds an 8% convertible promissory note in the principal amount of $214,000 with a maturity date of May 18, 2019. Upon maturity, Geneva Roth Remark Holdings Inc may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Crossover Capital Fund I LLC holds an 8% convertible promissory note in the principal amount of $115,789 with a maturity date of June 15, 2019. Upon maturity, Crossover Capital Fund I LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the second quarter ended June 30, 2018.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018:

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

To remediate the weakness in our internal control, during the second quarter of 2017, the Board appointed Tsz-Kit “Jerry” Chan as our Chief Financial Officer, who has extensive experience in U.S. GAAP. The Board believed that the new CFO appointment will strengthen our internal control over financial reporting and provide necessary oversight over the internal accounting practice on a daily basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If adequate additional financing is not available on reasonable terms, we may not be able to undertake ongoing real estate construction or continue to develop and expand the services of our Logistics Center, which may as a result impact our cash flow and we would have to modify our business plans accordingly. We will not be able to fully implement our business plan unless the $1 billion funding is in place by 2021 and we do not have any definitive agreement nor letter of intent for such financing except for this offering.  There is no assurance that additional financing will be available to us.

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

OVER-SUPPLY OF REAL ESTATE PROPERTIES COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

Most of our assets consist of real estate properties within the premise of our Logistics Center. While our business will primarily revolve around the services provided by the Logistics Center, we expect to sell and/or lease properties to other businesses to generate revenue. Although we expect the value of our real estate properties to appreciate upon Yangluo Port obtaining the approval of the “Free Trade Zone” status, risk of property over-supply is increasing in parts of China on a macro-level, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected. If we cannot sell or lease our properties at a favorable price, we may not have the necessary capital resources to fully execute our business plan and therefore our results of operations will be adversely affected.

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

WE MAY NOT COMPLETE THE ACQUISITION OF WUHAN ECONOMIC DEVELOPMENT PORT LIMITED AS THE CLOSING OF THE ACQUISITION IS SUBJECT TO CLOSING CONDITIONS

On December 26, 2017, the Company entered into an agreement with shareholders holding 100% of the equity interest of Wuhan Economic Development Port Limited (the “Acquiree”). Our future growth is likely to depend to some degree on our ability to successfully acquire the Acquiree. The acquisition is subject to customary closing conditions, including satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies. There can be no assurance that the acquisition will be completed. If the acquisition is not completed on a timely basis, or at all, the Company’s business and future growth may be adversely affected.

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

Our PRC subsidiary holds certain assets that are important to our business operations. If our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

The SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off). As of November 21, 2016, Mr. Xiangyao Liu, Mr. Linyu Chen and Mr. Long Zhao who are Chinese residents have completed their registrations with SAFE under this Notice.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: August 14, 2018	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)