Form 10-Q
period 2018-09-30
Yangtze River Port & Logistics Ltd
filed 2018-11-09
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2018, there were 172,532,565 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

INDEX

		Page

PART I.	Financial Information	1

	Item 1. Financial Statements (Unaudited).	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017.	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited).	F-2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited).	F-3

	Notes to Condensed Consolidated Financial Statements as of September 30, 2018 (Unaudited).	F-4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4. Controls and Procedures.	9

PART II.	Other Information	11

	Item 1. Legal Proceedings.	11

	Item 1A. Risk Factors.	11

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

	Item 3. Defaults Upon Senior Securities.	31

	Item 4. Mine Safety Disclosures.	31

	Item 5. Other Information.	31

	Item 6. Exhibits.	31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TABLE OF CONTENTS

Pages
Unaudited condensed consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	F-1
Unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017	F-2
Unaudited condensed consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	F-3
Notes to the Unaudited condensed consolidated Financial Statements	F-4 - F-21

1

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$156,905	$58,414
Other assets and receivables	4,189,301	4,448,417
Real estate property completed	29,837,504	31,497,258
Real estate properties and land lots under development	345,716,051	364,774,643
Property and equipment, net	31,594	62,713
Deferred tax assets	6,345,106	5,855,625
Total Assets	$386,276,461	$406,697,070

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,209,397	5,499,177
Due to related parties	36,883,531	35,947,504
Other taxes payable	12,619	13,321
Other payables and accrued liabilities	23,737,006	18,632,545
Real estate property refund and compensation payables	27,699,382	28,146,601
Convertible notes	76,740,939	75,000,000
Loans payable	41,891,144	44,221,399
Total Liabilities	$212,174,018	$207,460,547

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,532,565 were shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,253	17,234
Additional paid-in capital	245,071,159	243,614,178
Accumulated losses	(52,696,897)	(41,238,467)
Accumulated other comprehensive loss	(18,289,072)	(3,156,422)
Total Equity	$174,102,443	$199,236,523
Total Liabilities and Equity	$386,276,461	$406,697,070

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Three Months Ended September 30,		(Unaudited) For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	2,799,619	2,256,759	4,945,544	3,915,184
Total operating expenses	2,799,619	2,256,759	4,945,544	3,915,184

Loss from operations	(2,799,619)	(2,256,759)	(4,945,544)	(3,915,184)

Other income (expenses)
Other income	1,543	-	1,543	-
Other expenses	(3,943)	(6)	(13,023)	(857)
Interest income	91	86	162	216
Interest expenses	(5,125,569)	(2,153,207)	(7,343,228)	(6,409,691)
Total other expenses	(5,127,878)	(2,153,127)	(7,354,546)	(6,410,332)

Loss before income taxes	(7,927,497)	(4,409,886)	(12,300,090)	(10,325,516)
Income taxes benefits	548,602	274,291	841,660	816,048
Net loss	$(7,378,895)	$(4,135,595)	$(11,458,430)	$(9,509,468)

Other comprehensive income
Foreign currency translation adjustments	366,904	5,275,016	(15,132,650)	11,893,030
Comprehensive income (loss)	$(7,011,991)	$1,139,421	$(26,591,080)	$2,383,562

Loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Weighted average shares outstanding
Basic	172,445,984	172,318,207	172,432,070	193,897,600
Diluted	180,905,416	179,799,714	175,281,297	198,000,128

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

Unaudited condensed consolidated Statements of Cash Flows

	(Unaudited) For the Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(11,458,430)	$(9,509,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	16,591	26,443
Loss on disposal of property, and equipment	13,023	-
Deferred tax benefit	(841,660)	(816,049)
Share-based compensation expense	1,630,457	1,587,543
Changes in operating assets and liabilities:
Other assets and receivables	6,210	(45,765)
Real estate properties and land lots under development	(172,199)	22,627
Other taxes payable	-	(38,196)
Other payables and accrued liabilities	5,432,722	6,184,558
Real estate property refund and compensation payables	1,092,591	1,048,027
Net Cash Used In Operating Activities	(4,280,695)	(1,540,280)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	8,546,202	-
Repayment of financial institution loans	-	(14,691)
Redemption of notes payable	(6,805,263)	-
Advances from related parties	7,551,311	1,566,562
Repayment to related parties	(4,911,104)	(21,401)
Net Cash Provided By Financing Activities	4,381,146	1,530,470

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,960)	1,288

Net Decrease (Increase) In Cash and Cash Equivalents	100,451	(9,810)
Cash and Cash Equivalents at Beginning of Period	58,414	63,092
Cash and Cash Equivalents at End of Period	$156,905	$54,570

Supplemental Cash Flow Information:
Cash paid for interest expense	$2,516,530	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued and the related increase in additional paid-in capital for services	$1,457,000	$917,740
Cancellation of shares for the Armada transaction	$-	$10,000

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

September 30, 2018 and December 31, 2017

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

September 30, 2018 and December 31, 2017

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

The closing deadline of the transaction was originally March 31, 2018 and was extended three times to April 30, 2018, May 31, 2018 and finally, July 31, 2018. The Transaction has not been closed and the Company and the Acquiree Shareholders, the representative of the shareholders of Wuhan Port have failed to reach an agreement to further extend the closing deadline for the transaction. Accordingly, the parties have terminated the said purchase agreement and the transaction.

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

2.3 Cash and cash equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.8678	6.5059

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Items in the statements of operations and comprehensive income, and statement of cash flows	6.8100	6.6704	6.5119	6.8070

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

The Company has not generated any revenue from the sales of real estate property for the three and nine months ended September 30, 2018 and 2017.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three and nine months ended September 30, 2018 and 2017, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three and nine months ended September 30, 2018 and 2017, the Company recorded advertising expenses of $nil and $nil, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2018 and December 31, 2017, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-18, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of September 30, 2018 and December 31, 2017 consisted of:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deposits	$4,729	$845
Other receivables	8,000	2,000
Underwriting commission deposit	1,600,000	1,600,000
Rent deposit	13,228	29,580
Prepaid share-based compensation expenses	-	110,057
Excessive business tax and related urban construction and education surcharge	1,631,864	1,722,639
Excessive land appreciation tax	931,480	983,296
	$4,189,301	$4,448,417

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	September 30, 2018	December 31, 2017
Properties completed	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,294,389	$7,700,150
Other development costs	22,543,115	23,797,108
	$29,837,504	$31,497,258

As of September 30, 2018, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since September 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of September 30, 2018, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the unaudited condensed FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIESAND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	September 30, 2018	December 31, 2017
Properties under development	(Unaudited)
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,797,273	$9,286,634
Other development costs	37,669,517	39,592,579
Land lots undeveloped
Costs of land use rights	299,249,261	315,895,430
	$345,716,051	$364,774,643

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of September 30, 2018, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $171,359,289, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at September 30, 2018. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	September 30, 2018	December 31, 2017
		(Unaudited)
Fixture, furniture and office equipment	5	$62,329	$65,205
Vehicles	5	277,086	527,270
Less: accumulated depreciation		(307,821)	(529,762)
Property and equipment, net		$31,594	$62,713

Depreciation expense totaled $5,370 and $6,267, respectively for the three months ended September 30, 2018 and 2017. Depreciation expense totaled $16,591 and $26,443, respectively for the nine months ended September 30, 2018 and 2017.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of:

	September 30, 2018	December 31, 2017
	(Unaudited)
Salaries payable	$1,643,905	$1,036,582
Compensation payable to consultants	112,000	427,321
Business tax and related urban construction and education surcharge	11,558	20,492
Deposits from contractors	158,712	167,540
Sundry payables	3,523	-
Interest payable on convertible notes	15,390,916	12,197,260
Interest payable on loans	6,416,392	4,783,350
	$23,737,006	$18,632,545

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended September 30, 2018 and 2017, the Company incurred $347,562 and $347,581 respectively compensation expenses which were included in general and administrative expenses. In the nine months ended September 30, 2018 and 2017, the Company incurred $1,092,591 and $1,048,027 respectively compensation expenses which were included in general and administrative expenses.

As at September 30, 2018, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	September 30, 2018	December 31, 2017
	(Unaudited)
Property sales deposits	$19,049,037	$20,108,667
Compensation	8,650,345	8,037,934
	$27,699,382	$28,146,601

10. Loans payable

Bank name	Term	September 30, 2018	December 31, 2017
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$41,891,144	$44,221,399

Loans are floating rate loans whose rates (2018: 6% per annum and 2017: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People's Bank of China. Interest expenses incurred on loans payable for the three months ended September 30, 2018 and 2017 was $632,439 and $653,252, respectively. Interest expenses incurred on loans payable for the nine months ended September 30, 2018 and 2017 was $1,988,129 and $1,924,074, respectively.

Land use right with net book value of $171,359,289, including in real estate held for development and land lots under development were pledged as collateral for the loan as at September 30, 2018.

The aggregate maturities of loans payable of each of years subsequent to September 30, 2018 are as follows:

(Unaudited)
2019	$33,154,722
2020	8,736,422
$41,891,144

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

On February 5, 2018, the Company issued a non-interest convertible note in the principal amount of $4,100,000 to Iliad Research and Trading L.P., with 1,000,000 OID. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is February 4, 2019. The note has been redeemed as at September 30, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019. The note has been redeemed as at September 30, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019. The note has been repaid as at September 30, 2018.

On April 5, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 5, 2019.

On April 16, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 16, 2019. The note has been redeemed as at September 30, 2018.

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

On May 18, 2018, the Company issued an 8% convertible note in the principal amount of $214,000 to Geneva Roth Remark Holdings LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the Note is May 18, 2019.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 12, 2019. The note has been redeemed as at September 30, 2018.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 14, 2019. The note has been redeemed as at September 30, 2018.

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

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $115,789 to Crossover Capital Fund I Inc. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $15.00 per share. The maturity date of the Note is June 15, 2019.

On June 19, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 19, 2019. The note has been redeemed as at September 30, 2018.

On July 18, 2018, the Company issued an 8% convertible note in the principal amount of $134,400 to Geneva Roth Remark Holdings, LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the Note is January 18, 2019.

On July 23, 2018, the Company issued an 8% convertible note in the principal amount of $250,000 to Morningview Financial LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 23, 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $105,000 to BHP Capital NY Inc. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 25, 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $36,750 to Jefferson Street Capital LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 25, 2019.

On July 13, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is January 13, 2019.

There was no beneficial conversion feature attributable to the Note as the set conversion price of the Note was greater than the fair value of the common share price at the date of issuance. The Company has accounted for the Note in accordance with ASC 470-20, as a single instrument as a non-current liability. The Note is initially carried at the gross cash received at the issuance date.

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $2,332,202 and $1,500,000, respectively, for the three months ended September 30, 2018 and 2017. The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $5,354,871 and $4,500,000, respectively, for the nine months ended September 30, 2018 and 2017.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $15,390,916 and $12,197,260, respectively as at September 30, 2018 and December 31, 2017.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $3,334 and $27,373 respectively, for the three months ended September 30, 2018 and 2017. The contributions made by the Company were $11,200 and $82,381 respectively, for the nine months ended September 30, 2018 and 2017.

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

Income tax expenses for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	548,602	274,291	841,660	816,048
	$548,602	$274,291	$841,660	$816,048

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	September 30,
	2018	2017
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$3,075,023	$2,581,379
Valuation allowance	(2,233,363)	(1,765,331)
	$841,660	$816,048

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2018, and 2017, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$497,855	$430,939
Excess of interest expenses	2,926,128	2,533,387
Accrued expenses	2,921,123	2,891,299
	$6,345,106	$5,855,625

The Company had net operating losses carry forward of $1,991,421 as of September 30, 2018 which will expire on various dates between December 31, 2018 and 2022.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO the Unaudited condensed FINANCIAL STATEMENTS

14. loss per share

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(7,378,895)	$(4,135,595)	$(11,458,430)	$(9,509,468)

Denominator:
Weighted average common shares outstanding
Basic	172,445,984	172,318,207	172,432,070	193,897,600
Dilutive shares:
Conversion of convertible notes	8,459,432	7,481,507	2,849,227	4,102,528
Diluted	180,905,416	179,799,714	175,281,297	198,000,128

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Basic earnings per share are computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by adding other common stock equivalents, including non-vested common share in the weighted average number of common shares outstanding for a period, if dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Jasper Lake Holdings Limited	Controlling stockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $119,588 and $126,240 respectively as at September 30, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$126,240	$118,263
Exchange difference adjustment	(6,652)	7,977
At end of period	$119,588	$126,240

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

Amount due to Mr Liu Xiangyao were $36,763,943 and $35,821,264 respectively as at September 30, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$35,821,264	$31,751,959
Advances from the director	7,551,311	2,129,589
Repayment to the director	(4,920,318)	(22,402)
Exchange difference adjustment	(1,688,314)	1,962,118
At end of period	$36,763,943	$35,821,264

As at September 30, 2018 and December 31, 2017, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $13,858,364 and $12,197,260 as at September 30, 2018 and December 31, 2017, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$12,197,260	$6,197,260
Repayment	(1,338,896)	-
Interest expense	4,487,671	6,000,000
At end of period	$15,346,035	$12,197,260

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at September 30, 2018, the Company has not issued the shares and these shares were valued at $11.56 per share. The Company recognized $20,000 and $585,721 respectively for the three and nine months ended September 30, 2018.

During the period from July to September 2017, on several different dates, the Company granted 75,000 shares totally of the Company’s restricted common stock to several consultants, in exchange for its legal and professional services to the Company for the period between July 2017 and September 2018. These shares were valued at the closing bid price of the Company’s common stock on the date of grant. The compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the year ended December 31, 2017 was $807,683. The remaining compensation expense $110,057 was recognized during the nine months ended September 30, 2018.

On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. On May 12, 2018, the Company has issued 45,000 shares and valued at $4.60 per share. The unissued shares of 25,000 were valued at $11.56 per share as at September 30, 2018. The Company recognized $5,000 for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company reversed compensation expenses of $108,321 due to the changes in the fair value of the unissued shares.

During the period of August 2018, on several different dates, the Company granted 143,119 shares totally of the Company’s restricted common stock to several consultants, in exchange for its legal and professional services to the Company for the period August 2018. These shares were valued at the closing bid price of the Company’s common stock on the date of grant. The compensation expense recognized in the general and administrative expenses of the consolidated statement of operations for the three and nine months ended September 30, 2018 was $1,250,000.

For the three months ended September 30, 2018 and 2017, the Company recorded share-based compensation expenses of $1,275,000 and $1,388,803, respectively. Total share-based compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 was $1,630,457 and $1,587,543 respectively.

17. Concentration of Credit Risks

As of September 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of September 30, 2018 and December 31, 2017.

YANGTZE RIVER PORT & LOGISTICS LIMITED

NOTES TO THE unaudited condensed FINANCIAL STATEMENTS

18. Commitments and Contingencies

Operating lease commitments

For the three months ended September 30, 2018 and 2017, rental expenses under operating leases were $22,185 and $22,185, respectively. For the nine months ended September 30, 2018 and 2017, rental expenses under operating leases were $73,657 and $68,370, respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2019. The future obligations for operating leases of each years subsequent to September 30, 2018 are as follows:

(Unaudited)
2019	$44,370
2020 and thereafter	-
Total minimum payment required	$44,370

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any commitment and contingency as of September 30, 2018.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $271,998,799 and $289,656,431 respectively as of September 30, 2018 and December 31, 2017. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the quarterly period ended September 30, 2018.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the three and nine months indicated in U.S. dollars

	(Unaudited) For the Three Months Ended September 30,		(Unaudited) For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	2,799,619	2,256,759	4,945,544	3,915,184
Total operating expenses	2,799,619	2,256,759	4,945,544	3,915,184

Loss from operations	(2,799,619)	(2,256,759)	(4,945,544)	(3,915,184)

Other income (expenses)
Other income	1,543	-	1,543	-
Other expenses	(3,943)	(6)	(13,023)	(857)
Interest income	91	86	162	216
Interest expenses	(5,125,569)	(2,153,207)	(7,343,228)	(6,409,691)
Total other expenses	(5,127,878)	(2,153,127)	(7,354,546)	(6,410,332)

Loss before income taxes	(7,927,497)	(4,409,886)	(12,300,090)	(10,325,516)
Income taxes benefits	548,602	274,291	841,660	816,048
Net loss	$(7,378,895)	$(4,135,595)	$(11,458,430)	$(9,509,468)

Other comprehensive income
Foreign currency translation adjustments	366,904	5,275,016	(15,132,650)	11,893,030
Comprehensive income (loss)	$(7,011,991)	$1,139,421	$(26,591,080)	$2,383,562

Loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Weighted average shares outstanding
Basic	172,445,984	172,318,207	172,432,070	193,897,600
Diluted	180,905,416	179,799,714	175,281,297	198,000,128

Revenue.

We did not generate any revenue from the sales of real estate property for the three and nine months ended September 30, 2018 and 2017. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three and nine months ended September 30, 2018 and 2017, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three and nine months ended September 30, 2018 and 2017.

Selling expenses.

Selling expenses was $nil for the three and nine months ended September 30, 2018 and 2017.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $2,799,619 for the three months ended September 30, 2018, compared to $2,256,759 for the three months ended September 30, 2017, an increase of $542,860 or 24.1%. And for the nine months ended September 30, 2018, general and administrative expenses were $4,945,544, compared to $3,915,184 for the nine months ended September 30, 2017, an increase of $1,030,360 or 26.3%. The increase was primarily due to an increase in legal and professional services, and the increase in share-based compensation.

Loss from operations.

As a result of the factors described above, operating loss was $2,799,619 for the three months ended September 30, 2018, compared to operating loss of $2,256,759 for the three months ended September 30, 2017, an increase of operating loss of $542,860, or approximately 24.1%. And for the nine months ended September 30, 2018, operating loss was $4,945,544, compared to operating loss of $3,915,184 for the nine months ended September 30, 2017, an increase of operating loss of $1,030,360, or approximately 26.3%.

Other expenses.

We had other expenses totaling $5,127,878 for the three months ended September 30, 2018, compared to other expense totaling $2,153,127 for the three months ended September 30, 2017. The other expenses mainly comprise interest expenses. Interest expenses were $5,125,569 for the three months ended September 30, 2018, compared to $2,153,207 for the three months ended September 30, 2017, an increase of $2,972,362 or 138.0%. And for the nine months ended September 30, 2018, other expenses totaling $7,354,546, compared to other expense totaling $6,410,332 for the nine months ended September 30, 2017. Interest expenses were $7,343,228 for the three months ended September 30, 2018, compared to $6,409,691 for the nine months ended September 30, 2017, an increase of $933,537 or 14.6%.

Income tax.

We received an income tax benefit of $548,602 for the three months ended September 30, 2018, compared to $274,291 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, income tax benefit was $841,660, compared to $816,048 for the nine months ended September 30, 2017.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended September 30, 2018 was $7,378,895, compared to net loss of $4,135,595 for the three months ended September 30, 2017, an increase in loss of $3,243,300 or 78.4%. For the nine months ended September 30, 2018, net loss from operations was $11,458,430, compared to net loss of $9,509,468 for the nine months ended September 30, 2017, an increase in loss of $1,948,962 or 20.5%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain (loss) for the three and nine months ended September 30, 2018 was $366,904 and $(15,132,650) respectively, compared to a foreign currency gain of $5,275,016 and $11,893,030 for the three and nine months ended September 30, 2017. The changes reflect the significant depreciation of RMB to U.S. dollars for the nine months ended September 30, 2018.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.04 per share (basic and diluted), for the three months ended September 30, 2018, compared to net loss of the $0.02 per share (basic and diluted), for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net loss available to our common stockholders was $0.07 per share (basic and diluted), compared to net loss of the $0.05 per share (basic and diluted), for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine months indicated:

	Nine Months Ended September 30,
	2018	2017
Net Cash Used in Operating Activities	$(4,280,695)	$(1,540,280)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$4,381,146	$1,530,470

We had a balance of cash and cash equivalents of $156,905 as of September 30, 2018. We have historically funded our working capital needs through advance payments from customers, bank and note borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $4,280,695 for the nine months ended September 30, 2018, compared to net cash used in operating activities of $1,540,280 for the nine months ended September 30, 2017, an increase of $2,740,415.

The increase in net cash used in operating activities was primarily contributed by the following factors:

●	Changes in other payables and accrued liabilities provided $5,432,722 cash inflow for the nine months ended September 30, 2018, compared to other payables and accrued liabilities contributing $6,184,558 cash inflow for the nine months ended September 30, 2017, which led to an increase of $751,836 in net cash outflow.

●	We have net loss of $11,458,430 for the nine months ended September 30, 2018, compared to net loss of $9,509,468 for the nine months ended September 30, 2017, which led to an increase of $1,948,962 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for each of the nine months ended September 30, 2018 and 2017.

Financing Activities. Net cash provided by financing activities were $4,381,146 for the nine months ended September 30, 2018, compared to net cash of $1,530,470 provided by financing activities for the nine months ended September 30, 2017, representing an increase of $2,850,676 in cash inflow. The increase was primarily because we had issued several notes generating $8,546,202 cash inflow, and received advances from related parties of $7,551,311 for the nine months ended September 30, 2018. We had no proceeds from such notes for the nine months ended September 30, 2017.

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

Geneva Roth Remark Holdings Inc holds an 8% convertible promissory note in the principal amount of $214,000 with a maturity date of May 18, 2019 and an 8% convertible promissory note in the principal amount of $134,000 with a maturity date of January 18, 2019. Upon maturity, Geneva Roth Remark Holdings Inc may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share for the principal amount of $214,000 with a maturity date of May 18, 2019 and $12.50 per share for the principal amount of $134,000 with a maturity date of January 18, 2019.

Crossover Capital Fund I LLC holds an 8% convertible promissory note in the principal amount of $115,789 with a maturity date of June 15, 2019. Upon maturity, Crossover Capital Fund I LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

Morningview Financial LLC holds an 8% convertible promissory note in the principal amount of $250,000 with a maturity date of January 23, 2019. Upon maturity, Morningview Financial LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share.

BHP Capital NY Inc. holds an 8% convertible promissory note in the principal amount of $105,000 with a maturity date of January 25, 2019. Upon maturity, BHP Capital NY Inc. may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share.

Jefferson Street Capital LLC holds an 8% convertible promissory note in the principal amount of $36,750 with a maturity date of January 25, 2019. Upon maturity, Jefferson Street Capital LLC may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share.

Crown Bridge Partners holds an 8% convertible promissory note in the principal amount of $57,500 with a maturity date of January 13, 2019. Upon maturity, Crown Bridge Partners may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the third quarter ended September 30, 2018.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: November 9, 2018	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

