Form 10-K
period 2018-12-31
Yangtze River Port & Logistics Ltd
filed 2019-03-01
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38062

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $11.36 on such date, is $875,736,107.

Number of the issuer’s common stock outstanding as of March 1, 2019: 172,532,565.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “Yangtze River”, the “Company,” “YRIV,” “we,” “us,” and “our”  refers to the combined business of Yangtze River Port and Logistics Limited, a corporation formed under the laws of the State of Nevada, Energetic Mind Limited (“Energetic Mind”), which is our wholly-owned subsidiary formed under the laws of the British Virgin Islands (“BVI”), Energetic Mind’s wholly-owned subsidiary, Ricofeliz Capital (HK) Ltd (“Ricofeliz Capital”), a company formed under the laws of Hong Kong, and Ricofeliz Capital’s wholly-owned subsidiary, Wuhan Yangtze River Newport Logistics Co., Ltd (“Wuhan Newport”), a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“China” or the “PRC”).  The aforementioned terms also include our wholly-owned subsidiary, Yangtze River Blockchain Logistics Limited (previously known as Avenal River Limited), a corporation formed under the laws of British Virgin Islands, its wholly-owned subsidiary, Ricofeliz Investment (China) Limited, a company formed under the laws of Hong Kong, and Wuhan Yangtze River Newport Trading Limited, a company formed under the laws of China and the wholly-owned subsidiary of Ricofeliz Investment (China) Limited.

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

Situated in the middle reaches of the Yangtze River, Wuhan Newport is involved in a large infrastructure development project implemented under China’s latest “One Belt One Road” initiative. We believe that the project is strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan port, an important trading locale for the PRC, the Middle East and Europe. To be fully developed upon completion, the Logistics Center will comprise six operating zones: port operation area, warehouse and distribution area, cold chain logistics area, rail cargo loading area, exhibition area and business related area. The Logistics Center is also expected to provide a number of shipping berths for cargo ships of various sizes. Wuhan Newport expects to provide domestic and foreign businesses direct access to the anticipated Pilot Free Trade Zone in Wuhan. The project will include commercial buildings, professional logistic supply chain centers, direct access to the Yangtze River, Wuhan-Xinjiang-Europe Railway and ground transportation, storage and processing centers, and IT supporting services, among others.

We anticipate that income generated from the use of the warehouses, cargo loading and unloading, railway and highway transportation and logistics services and other logistics supporting services will comprise the main source of our income. It is also expected that income from the sales and leasing of commercial space will be a relatively minor portion of our expected income since we are planning to sell or lease only a small portion of our commercial properties . We will begin construction on the Logistics Center once we are able to raise funds for it.

In the meantime, we have been developing a commercial building project called the Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building (“Phase 1 Project”) located in the south of Hans Road, Wuhan Yangluo Economic Development Zone which covers an approximate construction area of 222,496.6 square meters. We have been financing the Phase 1 Project with bank loans and shareholder advances. The Phase 1 Project comprises 7 buildings, of which 92,755.8 square meters have been completed. We have sold approximately 22,780 square meters of commercial building space.

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

Wuhan Economic Development Port Limited

On December 26, 2017, we entered into a purchase agreement (the “Purchase Agreement”) with the shareholders (the “Wuhan Port Shareholders”) of Wuhan Economic Development Port Limited (the “Wuhan Port”) to acquire all the equity interests of Wuhan Port (the “Wuhan Port Acquisition”). In exchange, the Wuhan Shareholders will acquire all the ordinary shares of Energetic Mind and in turn, Ricofeliz Capital, Wuhan Newport and the abovementioned plans for the Logistics Center.

The closing of the transaction is conditioned upon satisfactory due diligence, the completion of auditing of the financial statements of Wuhan Port, and the approval of relevant regulatory agencies. The closing deadline of Wuhan Port Acquisition was originally March 31, 2018 and was extended three times to April 30, 2018, May 31, 2018 and finally, July 31, 2018. This transaction was not closed on July 31, 2018 and the Company and Fujian Yuesheng Industrial Development Limited, the representative of the Wuhan Port Shareholders failed to reach an agreement to further extend the closing deadline for this transaction. Accordingly, the parties have terminated the Purchase Agreement and the transaction thereunder. As a result, we shall continue our plans to develop the Logistics Center.

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

On January 30, 2018, we incorporated Yangtze River Blockchain Logistics Limited (previously known as Avenal River Limited) in the British Virgin Islands. Yangtze River Blockchain Logistics Limited owns all of the shares of Ricofeliz Investment (China) Limited, a Hong Kong company, which in turn owns 100% of the equity interest of Wuhan Yangtze River Newport Trading Limited, a PRC company.

The following diagram illustrates our current corporate structure:

Office Complex Project

Taking into consideration the Comprehensive Bonded Zone and Free Trade Zone status of the Logistic Center, Wuhan Newport has obtained the land use rights to own approximately 500,000 square meters of commercial lands on which Wuhan Newport will build a mixed residential and office complex of approximately 700,000 square meters.   As of the date of this Annual Report, mixed-use complex totaling 92,755.8 square meters have been completed and there are outstanding 525,911.2 square meters to be constructed in three phases within the next five (5) years.

To support the complex, a light railway from downtown Wuhan to the complex has been completed . The complex is now accessible by two stations along the light railway line, cutting the commute to downtown Wuhan to only 20 minutes. In addition, an expressway along the north shore of the Yangtze River in Wuhan is currently under construction; the completion of the highway is also expected to provide direct ground access between Wuhan city center and the Logistics Center and cut down the commute time to only 20 minutes.

Upon completion of the construction of the office buildings, Wuhan Newport plans to sell half of the complex while leasing out the remaining half for long-term income. It is our goal to recover the initial investment costs through sale of half of the complex and generate a stable return based on rent of the other half complex upon completion of the project.

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

Sales and Marketing

We plan to sell our commercial properties by forming strategic alliances with CMST Development (Hankou) Co. Ltd. (“CMST-Hankou”), the Shanxi Chamber of Commerce in Hubei (“SCCH”) and the Wuhan Coal Business Association (“WCBA”).

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

Competitive Advantages

The following factors reflect our advantages over our competitors:

●	Experienced Logistics Management Team. We have a professional team with significant experience in logistics management. Members of the Company’s team have had work experience with well-known logistics management companies in different cities. In addition, the management members are well educated with degrees from top universities such as Huazhong University of Science and Technology, Wuhan University, University of British Columbia and the Chinese Academy of Social Sciences.

●	Encouraging Policy Environment. Under China’s latest “One Belt, One Road” initiative, we are strategically positioned in the anticipated “Pilot Free Trade Zone” of the Wuhan port, a crucial trading window between China, the Middle East and Europe. In May 2015, the China State Council approved the nation’s economic strategic plan, the Vigorous Development Plan of Yangtze River Economic Belt. The Yangtze River Economic Belt has sharpened the focus on the Wuhan New Port Yangluo Terminal, where the port project that we are currently developing is located.

●	Unique Transportation Network. Wuhan is located in the middle reaches of the Yangtze River, east facing south-eastern coastal economic developed area and west linking north-western raw material base. The distance to metropolitan cities, such as Beijing, Shanghai, Hong Kong and Chongqing are within 1,200 kilometers. As a central city in mainland China, Wuhan is capable of reaching over 30 provinces like Yunnan Province, Henan Province, Sichuan Province, Shanxi Province, Jiangxi Province and Hunan Province and 600 cities and counties in China.

●	Highway: The Logistics Center is in close proximity to the Beijing-Zhuhai expressway, the Shanghai-Chengdu Expressway, and the Jiangbei Expressway.

●	Waterway: The project adjacent to the Yangluo deep-water port, has eight 5,000-ton berths, directly leading to Jianghai. Yangluo Port is the largest national shipping port in Central China and the largest container port in the upper reaches of the Yangtze River. We will be strategically located for international procurement, distribution and delivery.

●	Railway: The Beijing-Guangzhou, Beijing-Kowloon Railway, the Beijing-Guangzhou railway extension line and special railway lines offer direct access to the Logistics Center. The Logistics Center will, through the Jiangbei railway- Xianglushan station, connect all of the domestic railway freight stations, and through the construction of the “Chinese new Europe” railway, throughout the Continent.

●	Airport: 30 kilometers from the Wuhan Tianhe airport.

●	Light-rail transit: In June 2018, two light rail stations were completed next to the site of the Logistics Center, cutting the commute to downtown Wuhan to only 20 minutes.

●	Jiangbei Expressway: After the completion of Jiangbei Expressway, commute by car from downtown Wuhan to the Logistics Centers is expected to be only about 20 minutes.

The following map shows the location of the proposed Logistics Center and surrounding transportation network:

Employees

As of the date of this Report, we have a total of 34 employees, including our executive officers. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees	% of Total
Management	11	32%
Engineer	4	12%
Sales	9	26%
Administrative	3	9%
Property management	3	9%
Accounting	4	12%
Total	34	100%

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

Intellectual Property

Trademark

We have obtained the trademark protection in China for the below trademark:

Country	Trademark	Application Number	Classes	Our Ref	Status
Mainland China		18367978	39*	TMZC18367978ZCSL01	Approved

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

WE HAVE SUSTAINED SIGNIFICANT RECURRING OPERATING LOSSES AND EXPERIENCED NEGATIVE CASH FLOW FOR OPERATIONS SINCE INCEPTION.

We have sustained recurring losses and experienced negative cash flow from operations since inception. Since inception, we have focused on developing and implementing our business plan. As of December 31, 2018, we have generated cumulative losses of approximately $54,954,952 since inception, and we expect to continue to incur losses until 2020.  We believe that our existing cash resources will not be sufficient to sustain operations during the next twelve months. We need to generate revenue and raise funding in order to sustain our operations and continue to implement our business plan. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would likely be unable to execute upon the business plan or pay expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

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

DEFAULTING ON BANK LOANS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

We plan to develop a full-service logistics center using the properties we have obtained land-use rights to. To finance the development, part of Company’s properties held for development and land lots under development have been pledged as collateral for financial institution loans. As of December 31, 2018, we have an outstanding loan payable to China Construction Bank totaling $41,825,980. The loan has a maturity date of May 29, 2020. The loan is a floating rate loan whose rate (2018: 6% per annum and 2017: 6% per annum) is set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. The secured bank loan with China Construction Bank contains certain protective contractual provisions that limit our activities in order to protect the lender. The risk of default may increase in the event of an economic downturn or due to our failure to successfully execute our business plan. Defaulting on our bank loans could result in loss of our collateralized assets and cause a material adverse effect on our results of operations.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH HAVE RESULTED IN MATERIAL MISSTATEMENTS IN OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

We have concluded that there are material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2018, as we did not maintain effective controls over the selection and application of GAAP related to classification of capital transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. These material weaknesses resulted in the restatement of our financial statements for the year ended December 31, 2015. Our management concluded that the Company’s previously issued financial statements for the year ended December 31, 2015 should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 and concluded each was ineffective as of December 31, 2015.

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

Risks Relating to Doing Business in China

THE PROPOSED TARIFFS BY THE U.S. GOVERNMENT AND THE POTENTIAL OF A TRADE WAR BETWEEN THE U.S. AND CHINA, AND ON A LARGER SCALE, INTERNATIONALLY, MAY DAMPEN GLOBAL GROWTH. IF THE U.S. GOVERNMENT, IN THE FUTURE, SUBJECTS THE SERVICES THAT WE PROVIDE TO PROPOSED TARIFFS, OUR BUSINESS OPERATIONS AND REVENUES MAY BE NEGATIVELY IMPACTED.

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by proposing new or higher tariffs on specified products imported from the United States. On April 3, 2018, the Office of the United States Trade Representative published a notice of determination and request for public comment under Section 301 under the Trade Act of 1974 (the "Notice") concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprise approximately US$50 billion in annual trade value for calendar year 2018. In response, China has proposed tariffs on a number of U.S. goods, on a much smaller scale, in the current time. Based on our analysis of the list of products set forth in the Notice, we expect that the proposed tariffs will not have a material direct impact on our business operations, as we are based in the PRC, and deliver services to customers exclusively located within the PRC market. However, the proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain PRC industries that will likely be affected by the proposed tariffs. As such, we may have access to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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

WE MAY BE EXPOSED TO LIABILITIES UNDER THE FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAW.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees or consultants of our Company, because these parties are not always subject to our control. Our existing safeguards and any future improvements of anticorruption actions may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

The majority of our revenue would be and operating expenses are denominated in RMB. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Pursuant to the Foreign Currency Administration Rules, promulgated on January 29, 1996 and amended on January 14, 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from SAFE or its local branch for conversion of RMB into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, our PRC subsidiary and its affiliates may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends to us and payment of licensing fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies.

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

SHORT SELLERS OF OUR STOCK MAY BE MANIPULATIVE AND MAY DRIVE DOWN THE MARKET PRICE OF OUR COMMON STOCK.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. On December 6, 2018, Hindenburg Research published a report that contained various false allegations against the Company, which has resulted in substantial short selling of the Company’s common stock and driven down the market price of our common stock. As of February 27, 2019, the closing price of our common stock as reported on the NASDAQ Stock Market was $0.396, representing a decrease of $11.224 compared to $11.62, the closing price of our common stock as of December 4, 2018.

Although we have timely responded to these false allegations and taken actions to protect our shareholders’ interest, including filing a lawsuit against Hindenburg Research and its accomplices, we cannot assure you that such similar false, misleading and defamatory article will not be published again in the future. The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. In the past, the publication of commentary regarding us by a disclosed short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

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

As of March 1, 2019, Jasper Lake Holdings Limited beneficially owns 52.88% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 41 John Street, Suite 2A, New York, NY 10038, for which we currently pay a rent of $7,395 per month for our lease. The first renewed lease terminated on March 31, 2018 and we have extended our lease to March 31, 2020.

As of the date hereof, we have completed the construction of seven commercial buildings since 2010, providing 92,755.8 square meters of and covering a land area of 79,178.94 square meters , including our sales and welcome center.

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

Item 3. Legal Proceedings

We are aware that a class action complaint has been filed on January 2, 2019 with the United States District Court, Eastern District of New York on January 2, 2019 on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (Civil Action Number 1:19-cv-00024-DLI-LB) (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

The Complaint alleges the defendants made materially false and/or misleading statements and/or failed to disclose that: (1) the Company’s purported lease of the Wuhan Yangtze River Newport Logistics Center, the Company’s main asset, was a fabrication; (2) the Company’s only operating subsidiary, Wuhan Newport, was declared insolvent in China due to a number of default judgments against it; and (3) as a result, the defendants’ statements about its business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The class action seeks to recover damages against the defendants’ actions. As of the date of this report, no class has yet to be certified and the Company has not been served with the Complaint.

In addition, on October 24, 2018, Stenergy, LLC filed a lawsuit against the Company in the New York State Supreme Court, New York County. The two-count complaint alleges that the Company breached a contract with Stenergy, LLC and seeks damages arising from the breach, and further seeks recovery under a quantum meruit theory to obtain the reasonable value of its services performed. The Company answered the Complaint with affirmative defenses on December 4, 2018.

On January 23, 2019, we filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on us for Defendants’ own financial gain. The impetus for the action was a false, misleading and defamatory unsigned article published on December 6, 2018 through one of the Defendants’ aliases, “Hindenburg Research,” which erroneously accused us of making fraudulent misrepresentations in our public filings with the U.S. Securities and Exchange Commission or intentionally omitting material information in those filings, laundering money through sham transactions for the benefit of our Chief Executive Officer, and being ensnared in a catastrophic liquidity crisis rendering the Company worthless.

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

	Fiscal Year 2018
	High	Low

First Quarter (January 1 - March 31)	$9.15	$2.61
Second Quarter (April 1 - June 30)	$12.69	$3.49
Third Quarter (July 1 - September 30)	$13.55	$9.85
Fourth Quarter (October 1 - December 31)	$12.44	$3.75

	Fiscal Year 2017
	High	Low

First Quarter (January 1 - March 31)	$5.25	$3.65
Second Quarter (April 1 - June 30)	$16.40	$4.00
Third Quarter (July 1 - September 30)	$25.47	$6.40
Fourth Quarter (October 1 - December 31)	$17.40	$8.32

Holders

As of February 28, 2019, there were 60  holders of record of our common stock.  Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

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

There were no issuances under the Plan during the year ended December 31, 2018.

Rule 10B-18 Transactions

During the years ended December 31, 2018 and 2017, there were no repurchases of the Company’s common stock by the Company.

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

On February 5, 2018, the Company issued a non-interest convertible note in the principal amount of $4,100,000 to Iliad Research and Trading L.P., with 1,000,000 OID. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount into shares of Company’s common stock at $10.00 per share. The maturity date of the note is February 4, 2019. In August 2018, an amount of $1,250,000 of the note was redeemed by an issuance of 143,119 shares of the Company. The remaining amount of the note has been redeemed as at December 31, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is March 14, 2019. The note has been redeemed as at December 31, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is March 14, 2019. The note has been redeemed as at December 31, 2018.

On April 5, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is May 5, 2019. The note has been redeemed as at December 31, 2018.

On April 16, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is April 16, 2019. The note has been redeemed as at December 31, 2018.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to TFK Investment LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is April 17, 2019. The note has been redeemed as at December 31, 2018.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to Crown Bridge Partners LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is April 17, 2019. The note has been redeemed as at December 31, 2018.

On May 16, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is May 16, 2019. The note has been redeemed as at December 31, 2018.

On May 18, 2018, the Company issued an 8% convertible note in the principal amount of $214,000 to Geneva Roth Remark Holdings LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the note is May 18, 2019. The note has been redeemed as at December 31, 2018.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is June 12, 2019. The note has been redeemed as at December 31, 2018.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is June 14, 2019. The note has been redeemed as at December 31, 2018.

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is June 15, 2019. The note has been redeemed as at December 31, 2018.

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $115,789 to Crossover Capital Fund I Inc. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $15.00 per share. The maturity date of the note is June 15, 2019. The note has been redeemed as at December 31, 2018.

On June 19, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is June 19, 2019. The note was redeemed as at December 31, 2018.

On July 18, 2018, the Company issued an 8% convertible note in the principal amount of $134,400 to Geneva Roth Remark Holdings, LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the note is January 18, 2019. The note has been redeemed in January 2019.

On July 23, 2018, the Company issued an 8% convertible note in the principal amount of $250,000 to Morningview Financial LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the note is January 23, 2019. The note has been redeemed in January 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $105,000 to BHP Capital NY Inc. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the note is January 25, 2019. The note has been redeemed in January 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $36,750 to Jefferson Street Capital LLC. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the note is January 25, 2019. The note has been redeemed in January 2019.

On July 13, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners. The holder of the note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the note is January 13, 2019. The note has been redeemed in January 2019.

The issuance of the above convertible notes and common stock of the Company in 2018 has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

The selected consolidated financial data for the years ended December 31, 2018, 2017 and 2016, as well as the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for years ended December 31, 2015 and 2014 as well as the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 to fully understand factors that may affect the comparability of the information presented below.

	As of December 31,
CONSOLIDATED BALANCE SHEET DATA:	2018	2017	2016	2015	2014
Cash and cash equivalents	$120,796	$58,414	$63,092	$512,569	$56,366
Real estate property completed	29,791,090	31,497,258	29,507,108	31,566,156	33,025,319
Real estate property and land lots under development	345,326,408	364,774,643	341,427,234	364,876,105	384,610,172
Total assets	386,047,090	406,696,070	379,711,509	406,986,613	423,287,326
Due to related parties	38,719,890	35,947,504	31,870,222	32,045,112	322,388,060
Other payables and accrued liabilities	25,285,710	18,632,545	8,985,719	560,830	264,558
Real estate property refund and compensation payables	28,005,723	28,146,601	24,997,563	25,274,753	25,158,858
Convertible notes	75,583,650	75,000,000	75,000,000	75,000,000	-
Loans payable	41,825,980	44,221,399	41,456,074	44,502,981	47,185,161

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31,
AND COMPREHENSIVE INCOME DATA:	2018	2017	2016	2015	2014
REVENUES	$-	$-	$-	$-	$3,458,295
COST OF REVENUES	-	-	-	-	3,693,783
GROSS PROFIT	-	-	-	-	(235,488)
Selling, general and administrative	3,755,251	5,076,347	5,448,523	4,559,223	2,178,365
INCOME FROM OPERATIONS	(3,755,251)	(5,076,347)	(5,448,523)	(4,559,223)	(2,413,853)
Other income	1,543	8,145	3,587	868	-
Other expenses	(12,811)	(861)	(174)	(3,231)	-
Interest income	495	296	229	55	10,996
Interest expenses	(11,058,486)	(8,221,483)	(8,424,794)	(3,199,031)	(3,256,660)
Total other expenses, net	(11,069,259)	(8,213,903)	(8,421,152)	(3,201,339)	(3,245,664)
LOSS BEFORE INCOME TAXES	(14,824,510)	(13,290,250)	(13,869,675)	(7,760,562)	(5,659,517)
INCOME TAX BENEFITS	1,108,025	1,040,873	1,143,595	1,378,700	1,402,421
NET LOSS	(13,716,485)	(12,249,377)	(12,726,080)	(6,381,862)	(4,257,096)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(15,564,794)	18,385,359	(19,227,596)	(6,649,917)	(147,341)
COMPREHENSIVE INCOME (LOSS)	$(29,281,279)	$6,135,982	$(31,953,676)	$(13,031,779)	$(4,404,437)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	172,423,743	188,465,024	177,459,678	151,682,554	151,000,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	172,423,743	193,745,496	177,459,678	151,682,554	151,000,000
NET INCOME PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.06)	$(0.07)	$(0.04)	$(0.03)

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

On January 30, 18, we incorporated Yangtze River Blockchain Logistics Limited (previously known as Avenal River Limited) in the British Virgin Islands. Yangtze River Blockchain Logistics Limited owns 100% of the equity interest of Ricofeliz Investment (China) Limited, a Hong Kong company, which owns 100% of the equity interest of Wuhan Yangtze River Newport Trading Limited, a PRC company.

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

In the meantime, we have been developing a commercial building project called the Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building (“Phase 1 Project”) located in the south of Hans Road, Wuhan Yangluo Economic Development Zone which covers an approximate construction area of 222,496.6 square meters. We have been financing the Phase 1 Project with bank loans and shareholder advances. The Phase 1 Project comprises 7 buildings, of which 92,755.8 square meters have been completed. We have sold approximately 22,780 square meters of commercial building space.

Factors Affecting our Operating Results

Growth of China’s Economy. We operate and derive all of our revenue from operations in China. Economic conditions in China, therefore, affect our operations, including the demand for our properties and services and the availability and prices of land maintenance among other expenses. China has experienced significant economic growth with recorded Gross Domestic Product growth rates at 6.7% in 2016, 6.9% in 2017 and 6.6% in 2018 (Source: https://tradingeconomics.com/china/gdp-growth-annual). China is expected to experience continued growth in all areas of investment and consumption.  However, if the Chinese economy were to become significantly affected by a negative stimulus, China’s growth rate would likely to fall and our revenue could correspondingly decline.

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

Results of Operations

Comparison of Years Ended December 31, 2018, 2017 and 2016

	For the Years Ended December 31,
	2018	2017	2016

Revenue	$-	$-	$-
Costs of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Selling expenses	-	-	2,348
General and administrative expenses	3,755,251	5,076,347	5,446,175
Total operating expenses	3,755,251	5,076,347	5,448,523

Loss from operations	(3,755,251)	(5,076,347)	(5,448,523)

Other income (expenses)
Other income	1,543	8,145	3,587
Other expenses	(12,811)	(861)	(174)
Interest income	495	296	229
Interest expenses	(11,058,486)	(8,221,483)	(8,424,794)
Total other expenses	(11,069,259)	(8,213,903)	(8,421,152)

Loss before income taxes	(14,824,510)	(13,290,250)	(13,869,675)
Income taxes benefits	1,108,025	1,040,873	1,143,595
Net loss	$(13,716,485)	$(12,249,377)	$(12,726,080)

Other comprehensive income
Foreign currency translation adjustments	(15,564,794)	18,385,359	(19,227,596)
Comprehensive (loss) income	$(29,281,279)	$6,135,982	$(31,953,676)

Loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.07)

Weighted average shares outstanding
Basic	172,423,743	188,465,024	177,459,678
Diluted	172,423,743	193,745,496	177,459,678

Revenue.

We did not generate any revenue from the sales of real estate property for the years ended December 31, 2018, 2017 and 2016. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from the provision of such services.

Cost of revenue.

During each year ended December 31, 2018, 2017 and 2016, our cost of goods sold was nil.

Gross profit.

Our gross margin was nil for each of year ended December 31, 2018, 2017 and 2016.

Selling expenses.

Selling expenses were nil for the years ended December 31, 2018 and 2017 Selling expenses were nil for the year ended December 31, 2017, compared to $2,348 for the year ended December 31, 2016, a decrease of $2,348 or 100.0%. The decreases were mainly due to the lack of selling activities in 2018 and 2017.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $3,755,251 for the year ended December 31, 2018, compared to $5,076,347 for the year ended December 31, 2017, a decrease of $1,321,096 primarily due to a decrease in share-based compensation expenses. General and administrative expenses were $5,076,347 for the year ended December 31, 2017, compared to $5,446,175 for the year ended December 31, 2016, a decrease of $369,828 primarily due to a decrease in share-based compensation expenses for professional services.

Loss from operations.

As a result of the factors described above, operating loss was $3,755,251 for the year ended December 31, 2018, compared to operating loss of $5,076,347 for the year ended December 31, 2017, a decrease of operating loss of $1,321,096, or approximately 26.02%. Operating loss was $5,076,347 for the year ended December 31, 2017, compared to operating loss of $5,448,523 for the year ended December 31, 2016, a decrease of operating loss of $372,176, or approximately 7%. The progressive decreases in from operations for each of these three years are mainly because of progressive decreases in expenses related to share-based compensation expense for professional services.

Other expenses.

We had other expenses totaling $11,069,259 for the year ended December 31, 2018, compared to other expense totaling $8,213,903 and $8,421,152 for the years ended December 31, 2017 and 2016, respectively. The other expenses mainly comprise interest expenses. Interest expenses were $11,058,486 for the year ended December 31, 2018, compared to $8,221,483 for the year ended December 31, 2017, an increase of $2,837,003 or 34.51%, primarily due to increase of interest on the new convertible notes.

Income tax.

We received an income tax benefit of $1,108,025 for the year ended December 31, 2018, compared to $1,040,873 and $1,143,595 for each of the years ended December 31, 2017 and 2016, respectively.

Net loss.

As a result of the factors described above, our net loss from operations for the year ended December 31, 2018 was $13,716,485, compared to net loss of $12,249,377 for the year ended December 31, 2017, an increase in loss of $1,467,108. For the year ended December 31, 2017, net loss decreased by $476,703to $12,249,377 compared to the net loss of $12,726,080 for the year ended December 31, 2016.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2018 was 15,564,794, compared to a foreign currency gain of $18,385,359 for the year ended December 31, 2017. The changes reflect the significant depreciation of RMB to U.S. dollars for the year ended December 31, 2018. Foreign currency translation gain for the year ended December 31, 2017 was $18,385,359, compared to a foreign currency loss of $19,227,596 for the year ended December 31, 2016. The changes reflect the significant appreciation of RMB to U.S. dollars for the year ended December 31, 2017.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.08 per share (basic and diluted), for the year ended December 31, 2018, compared to net loss of $0.06 and $0.07 per share (basic and diluted), for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three years indicated:

	Three Years Ended December 31
	2018	2017	2016
Net Cash Used in Operating Activities	$(6,299,496)	$(2,055,351)	$(2,135,205)
Net Cash (Used in) Provided by Investing Activities	$9,064	$-	$(1,851)
Net Cash Provided by Financing Activities	$6,355,109	$2,048,507	$1,688,769

We had a balance of cash and cash equivalents of $120,796 as of December 31, 2018. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $6,299,496 for the year ended December 31, 2018, compared to net cash used in operating activities of $2,055,351 for the year ended December 31, 2017, an increase of $4,244,145. During 2017, net cash used in operating activities was $2,055,351, compared to net cash used in operating activities of $2,135,205 for the year ended December 31, 2016, a decrease of $79,854.

The changes in net cash used in operating activities was primarily contributed by the following factors:

●	Share-based compensation expense reversed $348,793 cash inflow for the year ended December 31, 2018. Share-based compensation expense contributed $1,785,480 cash inflow for the year ended December 31, 2017. For the same period in 2016, share-based compensation expense contributed $2,014,664 in cash inflow, which led to an increase of $229,184 in net cash outflow. During 2016, share-based compensation expense contributed $2,014,664 in cash.

●	Changes in real estate properties and land lots under development provided $323,320 cash outflow for the year ended December 31, 2018, compared to changes the same period in 2017 where real estate properties and land lots under development contributed $307,384 cash outflow in the same period of 2017, which led to an increase of $15,936 in net cash outflow. For the year ended December 31, 2017, changes in real estate properties and land lots under development provided $307,384 cash outflow, compared to $367,826 cash outflow in the same period of 2016, which led to a decrease of $60,442 in net cash outflow.

●	Changes in other payables and accrued liabilities provided $7,719,878 cash inflow for the year ended December 31, 2018, compared to other payables and accrued liabilities contributing $8,388,760 cash inflow for the year ended December 31, 2017, which led to a decrease of $668,882 in net cash inflow. For the year ended December 31, 2017, changes in other payables and accrued liabilities provided $8,388,760 in cash inflow compared with other payables and accrued liabilities contributing $8,559,773 in cash inflow for the year ended December 31, 2016, which led to a decrease of $171,013 in net cash outflow.

●	We have net loss of $13,716,485 for the year ended December 31, 2018, compared to net loss of $12,249,377 for the year ended December 31, 2017, which led to an increase of $1,467,108 in net cash outflow. We had net loss of $12,249,377 for the year ended December 31, 2017 compared to net loss of $12,726,080 for the year ended December 31, 2016, which led to an increase of $476,703 in net cash outflow.

Investing Activities. Net cash provided by investing activities was $9,064 for the year ended December 31, 2018, compared to nil for the year ended December 31, 2017, representing an increase of $9,064 in cash inflow. Net cash used in investing activities was nil for the year ended December 31, 2017, compared to $1,851 for the year ended December 31, 2016, representing a decrease of $1,851 in cash outflow.

Financing Activities. Net cash provided by financing activities was $6,355,109 for the year ended December 31, 2018, compared to net cash of $2,048,507 provided by financing activities for the year ended December 31, 2017, representing an increase of $4,306,602 in cash inflow.  The increase was primarily because we had advances from related parties of $9,432,564 for the year ended December 31, 2018, compared to $2,099,650 for the year ended December 31, 2017. Net cash provided by financing activities was $2,048,507 for the year ended December 31, 2017, compared to net cash of $1,688,769 provided by financing activities for the year ended December 31, 2016, representing an increase of $359,738 in cash inflow.  The increase was primarily because we had repayment to related parties of $21,553 for the year ended December 31, 2017, compared to $361,843 for the year ended December 31, 2016.

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

Effect of Inflation

We believe that inflation has not had a material impact on our consolidated results of operations for the year ended December 31, 2018. There can be no assurance that future inflation will not have an adverse impact on our consolidated results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, listed in Item 15, which appear at pages F-1 through F-24 of this Report and which are incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 and concluded that the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2018 was not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to treat an extinguishment transaction between related entities as a capital transaction in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2018; and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results. The weakness resulted in the amendment and additions of the disclosure of real estate properties and land lots under development in the Form 10-K for the year ended December 31, 2015, and such weakness had not been fully remediated as of December 31, 2018.

Remediation Efforts to Address Significant Deficiencies

To remediate the weakness in our internal control, during the year of 2018, the Board has provided training to our finance personnel for the application of SEC regulations, and the preparation of financial statements and their related disclosures.

We also intend to take the following actions to address the material weaknesses described above:

●	Our Audit Committee of the Board will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations. We expect to provide it to our staff throughout the year of 2019;

●	Our Audit Committee as well as the Board will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance. The review of the processes and procedures shall be carried out during the year of 2019.

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

Changes in Internal Controls over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees as of February 28, 2019 are listed below.  The number of directors is determined by our Board of Directors.  All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Directors and Executive Officers

Name	Age	Position
Xiangyao Liu	47	Chief Executive Officer, President, Secretary and Chairman of the Board
Tsz-Kit Chan	42	Chief Financial Officer
James Stuart Coleman	62	Director
Zhanhuai Cheng	71	Director
Yanliang Wu	53	Director
Yu Zong	48	Director
Harvey Leibowitz (1) (2) (3) (4) (5) (6)	84	Independent Director
Zhixue Liu (2) (3) (5)	55	Independent Director
Tongming Wang (1) (4) (6)	59	Independent Director
Adam S. Goldberg (1) (2) (3) (4) (5) (6)	48	Independent Director
Daniel W. Heffernan (1) (2) (3) (4) (5) (6)	69	Independent Director
Zhihong Su (1) (2) (3) (4) (5) (6)	58	Independent Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nomination Committee

(4)	Member of the Governance and Human Resources Committee

(5)	Member of the Board Oversight Committee

(6)	Member of the Social Media Committee

Xiangyao Liu, President, CEO, Secretary and Chairman of the Board (age 47)

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

Mr. Liu received his Bachelor’s degree in Business Management from the Hebei Institute of Finance in 1994.

Tsz-Kit Chan, Chief Financial Officer (age 42)

Mr. Chan is a dedicated professional with a proven track record in corporate governance and the US financial reporting. He was the Chief Financial Officer of QKL Stores Inc, a company listed on the NASDAQ Exchange, during the period from 2010 to 2016. Mr. Chan holds a Master of Business Administration from the Chinese University of Hong Kong. He is a certified public accountant in Hong Kong, and also a member of the American Institute of Certified Public Accountants.

James Stuart Coleman, Director (age 62)

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

Zhanhuai Cheng, Director (age 63)

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

Yanliang Wu, Director (age 53)

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

Yu Zong, Director (age 48)

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

Harvey Leibowitz, Independent Director, Chair of the Audit and Compensation Committees (age 84)

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

Zhixue Liu, Independent Director (age 55)

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

Tongmin Wang, Independent Director (age 59)

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

Adam S. Goldberg, Independent Director, Chair of the Social Media Committee (age 48)

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

Daniel W. Heffernan, Independent Director Chair of the Nomination and Board Oversight Committees (age 69)

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

Zhihong Su, Independent Director, Chair of the Governance and Human Resources Committee (age 58)

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

As of February 28, 2019, the following are the respective members of each committee.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2018:

Board of Directors	4
Audit Committee	3
Compensation Committee	0
Nominating Committee	0
Governance and Human Resources Committee	0
Board Oversight Committee	0
Social Media Committee	0

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of February 28, 2019, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2018 with respect to Mr. Xiangyao Liu, our President, Chief Executive Officer, Secretary and Chairman (referred to as our “CEO”) and Mr. Tsz-Kit Chan, our Chief Financial Officer (referred to as our “CFO”). We refer to these executive officers as the “named executive officers.”

Currently, the position of President is vacant, and our CEO has assumed the responsibilities of that office on an interim basis.

In 2018, the Compensation Committee accepted recommendations and ideas from senior management and combined with market data to determine the compensation to be paid to the Company’s executive officers.

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

Mr. Liu has been involved in the Board’s deliberations regarding executive compensation in the past and has provided recommendations with respect to his and any other executive officers’ compensation. Beginning in January 25, 2016 determinations of Mr. Liu’s, and Mr. Chan’s compensation have been made solely by our compensation committee, and neither Mr. Liu nor Mr. Chan has taken part in any discussions regarding their own respective compensation.

The key elements of our executive compensation program

In the fiscal year of 2018, the key elements of our compensation program are salary, an annual cash incentive, and long-term equity-based compensation awards.

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

Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by the company’s executive officers for our fiscal years ended December 31, 2018, 2017 and 2016.

Name	Year	Salary ($)	Bonus ($)	Securities-based Compensation ($)	All other compensation ($)	Total ($)
Xiangyao Liu	2018	-	-	-	-	-
Chief Executive Officer(1)	2017	-	-	-	-	-
	2016	-	-	-	-	-

Xin “Cindy” Zheng	2018	-	-	-	-	-
Former Chief Financial Officer (2)	2017	18,000	-	-	-	-
	2016	54,000	-	-	-	-

Tsz-Kit Chan	2018	96,000	-	-	-	96,000
Chief Financial Officer (3)	2017	53,678	-	-	-	53,678
	2016	-	-	-	-	-

(1)	On December 19, 2015, Company acquired Energetic Mind and its wholly-owned subsidiaries and in connection with that transaction, Mr. Liu was appointed as our President, Chief Executive Officer, Secretary and Chairman of the Board. As of the date of this Annual Report, Mr. Liu is the President, Chief Executive Officer, Secretary and Chairman of the Board.

(2)	Ms. Zheng was appointed as our Chief Financial Officer on April 27, 2011 and resigned from that position on May 10, 2017.

(3)	Mr. Chan was appointed as our Chief Financial Officer on May 10, 2017. The term of Mr. Chan’s employment is for one year, commencing on May 10, 2017, and automatically renews for successive one year periods, subject to the Company’s right to terminate the employment agreement at any time upon thirty (30) days prior written notice. Mr. Chan will receive a monthly salary of $8,000, and share-based compensation of 100,000 shares of the Company’s common stock for his first year of employment.

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

Option Grants

We had no outstanding equity awards as of the end of fiscal year 2018.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2018 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2018 under any long-term incentive plan.

Director Compensation Table

The following table sets forth the compensation received by each of our Directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiangyao Liu Chairman of the Board	-	-	-	-	-	-	-
James Stuart Coleman Executive Director(1)	70,000	-	-	-	-	-	70,000
Zhanhuai Cheng Executive Director (1)	24,000	-	-	-	-	-	24,000
Yanliang Wu Executive Director (1)	24,000	-	-	-	-	-	24,000
Yu Zong Executive Director(1)	24,000	-	-	-	-	-	24,000
Harvey Leibowitz Independent Director (2)	48,000	-	-	-	-	-	48,000
Zhixue Liu Independent Director(3)	24,000	-	-	-	-	-	24,000
Tongmin Wang Independent Director(3)	24,000	-	-	-	-	-	24,000
Daniel W. Heffernan Independent Director (4)(5)	48,000	-	-	-	-	-	48,000
Adam Goldberg Independent Director (6)	42,133	-	-	-	-	-	42,133
Zhihong Su Independent Director(3)(5)	24,000	-	-	-	-	-	24,000

(1)	As employee directors, James Coleman will be provided with cash compensation of $70,000 per year. Yanliang Wu, Yu Zong and Zhanhuai Cheng will be provided with cash compensation of $24,000 per year, payable monthly.

(2)	As an independent director and Chair of the Audit Committee, Harvey Leibowitz will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 20,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(3)	As independent directors, Zhihong Su, Tongmin Wang and Zhixue Liu will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 10,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $24,000, payable monthly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(4)	As independent directors, Daniel W. Heffernan and Adam Goldberg will be provided with the following compensation: (a) subject to the Board’s approval, the Company will issue each a total of 15,000 of restricted common stock for services rendered to the Company, with an annual compensation in cash of $48,000, payable quarterly; and (b) during the directorship term, the Company will reimburse the independent directors for all reasonable out-of-pocket travel expenses incurred by the director in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

(5)	Individuals were appointed as members of the Board in January, 2016.

(6)	Adam Goldberg was appointed as member of the Board in February, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 28, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: c/o 41 John Street, Suite 2A, New York, NY 10038.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Xiangyao Liu, CEO, President, Chief Executive Officer, and Chairman of the Board(2)	91,240,000	52.88%
James Stuart Coleman, Executive Director(3)	2,316,000	1.34%
Tze-Kit Chan, Chief Financial Officer	0	0%
Yanliang Wu, Executive Director	0	0%
Yu Zong, Executive Director	0	0%
Harvey Leibowitz, Independent Director	0	0%
Zhixue Liu, Independent Director	0	0%
Tongmin Wang, Independent Director	0	0%
Daniel W. Heffernan, Independent Director	0	0%
Adam S. Goldberg, Independent Director	0	0%
Zhihong Su, Independent Director	0	0%
Zhanhuai Cheng, Executive Director	0	0%
All directors and executive officers as a group (12 person)	93,556,000	54.23%
S 5% Shareholders:
Jasper Lake Holdings Limited(2)	91,240,000	52.88%
Crestlake Holdings Limited(4)	13,378,177	7.75%
Fortunate Drift Limited(5)	10,857,005	6.29%

Zhimin Chen(6)	14,939,190	8.66%

(1)	Based on 172,532,565 shares of Common Stock outstanding as of the February 28, 2019.

(2)	Mr. Liu has investing and dispositive power of shares beneficially owned by Jasper Lake Holdings Limited.

(3)	Mr. Coleman owns all of the membership interest of Best Future Investment LLC., which owns 2,316,000 shares of the Company’s common stock. Mr. Coleman may be deemed to be the beneficial owner of the shares of our common stock held by Best Future Investment LLC.

(4)	Yinglian Zhu has investing and dispositive power of shares beneficially owned by Crestlake Holdings Limited.

(5)	Jielin He has investing and dispositive power of shares beneficially owned by Fortunate Drift Limited.

(6)	Including 13,218,205 shares through Prolific Lion Limited and 1,720,985 shares through Valiant Power Limited where Ms. Chen has investing and dispositive power.

Authorized Capital Stock

Our authorized share capital consists of 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of February 28, 2019, 172,532,565 shares of our common stock and no shares of our preferred stock were outstanding.

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

As of December 31, 2017 and 2016, the amount due to Mr. Zhao Weibin, an officer of Wuhan Newport and a related party, were $126,240 and $118,263, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

As of December 31, 2017 and 2016, the amount due to Mr. Liu Xiangyao were $35,821,264  and $31,751,959, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

As of December 31, 2018 and 2017, the amount due to Mr. Zhao Weibin were $119,402 and $126,240, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

As of December 31, 2018 and 2017, the amount due to Mr. Xiangyao Liu were $38,600,488 and $35,821,264, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

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

As of February 28, 2019, our Board is composed of eleven members, of which six directors are independent directors. The six independent directors are Harvey Leibowitz, Zhixue Liu, Yongming Wang, Adam Goldberg, Daniel Heffernan and Zhihong Su. In addition, as indicated above, each of our audit and compensation committees is composed entirely of independent directors, including the chairperson of the audit committee and compensation committees.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the audit fees for the fiscal years ended December 31, 2018 and 2017.

Fee Category	2018	2017
Audit fees	$156,000	$156,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$156,000	$156,000

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and December 31, 2017, we were billed approximately $156,000 and $156,000 for each year, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2018 and December 31, 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and December 31, 2017, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and December 31, 2017.

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

The audited balance sheet of the Company as of December 31, 2018 and December 31, 2017, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Dominic KF Chan & Co., independent auditors, are filed herewith.

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

Exhibit Number		Description

1.1		Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company’s registration statement on Form S-1 filed with the SEC on December 20, 2016)
2.1		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Crestlake Holdings Limited (incorporated by reference to Exhibit 2.1 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.2		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Start Well International Limited (incorporated by reference to Exhibit 2.2 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.3		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Majestic Symbol Limited (incorporated by reference to the Exhibit 2.3 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.4		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Best Future Investment LLC (incorporated by reference to the Exhibit 2.4 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.5		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Fortunate Drift Limited (incorporated by reference to the Exhibit 2.5 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
2.6		Share Exchange Agreement, dated December 19, 2015, by and between the Company and Jasper Lake Holdings Limited (incorporated by reference to Exhibit 2.6 filed on Current Report to Form 8-K with the SEC on December 21, 2015)
3.1	(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(b)	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2010.)
	(c)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(d)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed on Current Report to Form 8-K with the SEC on March 16, 2011.)
	(e)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed on Current Report to Form 8-K with the SEC on January 20, 2016)
3.2	(a)	Certificate of Incorporation of Avenal River Limited (incorporated herein by reference to Exhibit 3.2 (a) filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
	(b)	Memorandum and Articles of Association of Avenal River Limited (incorporated herein by reference to Exhibit 3.2 (b) filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
	(c)	Certificate of Name Change of Yangtze River Blockchain Logistics Limited (previously known as Avenal River Limited)
3.3		Certificate of Incorporation of Ricofeliz Investment (China) Limited (incorporated herein by reference to Exhibit 3.3 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
3.4		Business license of Wuhan Yangtze River Newport Trading Limited (incorporated herein by reference to Exhibit 3.4 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
4.1		Yangtze River Development Limited 2016 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2016)
10.1		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Brookhollow Lake, LLC (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.2		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of New Port Property Holding, LLC (incorporated by reference to Exhibit 10.2 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.3		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin China Holding Ltd. (incorporated by reference to Exhibit 10.3 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.4		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Kirin Hopkins Real Estate Group (incorporated by reference to Exhibit 10.4 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.5		Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Archway Development Group LLC (incorporated by reference to Exhibit 10.5 filed on Current Report to Form 8-K with the SEC on January 7, 2016)

10.6	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of Spectrum International Enterprise, LLC (incorporated by reference to Exhibit 10.6 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.7	Stock Purchase and Business Sale Agreement, dated December 31, 2015, by and between the Company and Kirin Global Enterprises, Inc. for the sale of HHC-6055 Centre Drive LLC (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 7, 2016)
10.8	Offer and Acceptance Letter between the Company and Daniel W. Heffernan (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.9	Offer and Acceptance Letter between the Company and Harvey Leibowitz (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.10	Offer and Acceptance Letter between the Company and James Coleman (incorporated herein by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.11	Offer and Acceptance Letter between the Company and Zhixue Liu (incorporated herein by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.12	Offer and Acceptance Letter between the Company and Romano Tio (incorporated herein by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.13	Offer and Acceptance Letter between the Company and Tongmin Wang (incorporated herein by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.14	Offer and Acceptance Letter between the Company and Yanliang Wu (incorporated herein by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.15	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.16	Offer and Acceptance Letter between the Company and Yu Zong (incorporated herein by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.17	Offer and Acceptance Letter between the Company and Zhihong Su (incorporated herein by reference to Exhibit 10.17 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on March 31, 2016)
10.18	Offer and Acceptance Letter of Adam S. Goldberg dated February 14, 2017 (incorporated by reference to Exhibit 10.1 filed on Current Report to Form 8-K with the SEC on March 9, 2017)
10.19	English Translation of the Agreement by and among the Company and the Shareholders of Wuhan Economic Development Port Limited (incorporated by reference to Exhibit 10.1filed on Current Report to Form 8-K with the SEC on December 27, 2017)
10.20	Lease Agreement by and between the Company and 41 John Street Equities LLC dated April 1, 2017Offer and Acceptance Letter between the Company and Zhihong Su (incorporated herein by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
10.21	Extension Agreement by and between the Company and 41 John Street Equities LLC dated January 29, 2018 (incorporated herein by reference to Exhibit 10.21 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018)
10.22	Extension Agreement by and between the Company and 41 John Street Equities LLC dated January 31, 2019
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.7 filed on Current Report to Form 8-K with the SEC on January 28, 2016)
16.1	Letter of Dominic K.F. Chan & Co. (now DCAW) dated May 13, 2016 (incorporated by reference to Exhibit 16.1 filed on Current Report to Form 8-K with the SEC on May 13, 2016)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.2 filed on Annual Report on Form 10-K filed with the SEC on February 2, 2016)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

By:	/s/ Xiangyao Liu
Xiangyao Liu
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2019

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiangyao Liu	President, Chief Executive Officer and Director	March 1, 2019
Xiangyao Liu	(Principal Executive Officer)
Chief Financial Officer

/s/ Tsz-Kit Chan	(Principal Financial and Accounting Officer)	March 1, 2019
Tsz-Kit Chan

/s/ James Stuart Coleman	Director	March 1, 2019
James Stuart Coleman

/s/ Zhanhuai Cheng	Director	March 1, 2019
Zhanhuai Cheng

/s/ Yanliang Wu	Director	March 1, 2019
Yanliang Wu

/s/ Yu Zong	Director	March 1, 2019
Yu Zong

/s/ Harvey Leibowitz	Independent Director	March 1, 2019
Harvey Leibowitz

/s/ Zhixue Liu	Independent Director	March 1, 2019
Zhixue Liu

/s/ Tongming Wang	Independent Director	March 1, 2019
Tongming Wang

/s/ Adam S. Goldberg	Independent Director	March 1, 2019
Adam S. Goldberg

/s/ Daniel W. Heffernan	Independent Director	March 1, 2019
Daniel W. Heffernan

/s/ Zhihong Su	Independent Director	March 1, 2019
Zhihong Su

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Yangtze River Port and Logistics Limited (fka Yangtze River Development Limited)

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yangtze River Port and Logistics Limited (the “Company”) as of December 31, 2018, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in owners’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2018, including (1) lack of adequate policies and procedures in internal audit function, which resulted in lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; (3) lack of sufficient full-time accounting staff that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and (4) lack of sufficient accounting personnel which would provide segregation of duties within the internal control procedures to support the accurate reporting of the Company’s financial results. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)

Hong Kong

March 1, 2019

We have served as the Company’s auditor since 2015.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$120,796	$58,414
Other assets and receivables	4,173,385	4,448,417
Real estate property completed	29,791,090	31,497,258
Real estate properties and land lots under development	345,326,408	364,774,643
Property and equipment, net	30,610	62,713
Deferred tax assets	6,604,801	5,855,625
Total Assets	$386,047,090	$406,697,070

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,201,293	5,499,177
Due to related parties	38,719,890	35,947,504
Other taxes payable	12,600	13,321
Other payables and accrued liabilities	25,285,710	18,632,545
Real estate property refund and compensation payables	28,005,723	28,146,601
Convertible notes	75,583,650	75,000,000
Loans payable	41,825,980	44,221,399
Total Liabilities	$214,634,846	$207,460,547

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,532,565 and 172,344,446 shares, respectively issued and outstanding at December 31, 2018 and 2017	17,253	17,234
Additional paid-in capital	245,071,159	243,614,178
Accumulated losses	(54,954,952)	(41,238,467)
Accumulated other comprehensive loss	(18,721,216)	(3,156,422)
Total Equity	$171,412,244	$199,236,523
Total Liabilities and Equity	$386,047,090	$406,697,070

See notes to the consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Years Ended December 31,
	2018	2017	2016

Revenue	$-	$-	$-
Costs of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Selling expenses	-	-	2,348
General and administrative expenses	3,755,251	5,076,347	5,446,175
Total operating expenses	3,755,251	5,076,347	5,448,523

Loss from operations	(3,755,251)	(5,076,347)	(5,448,523)

Other income (expenses)
Other income	1,543	8,145	3,587
Other expenses	(12,811)	(861)	(174)
Interest income	495	296	229
Interest expenses	(11,058,486)	(8,221,483)	(8,424,794)
Total other expenses	(11,069,259)	(8,213,903)	(8,421,152)

Loss before income taxes	(14,824,510)	(13,290,250)	(13,869,675)
Income taxes benefits	1,108,025	1,040,873	1,143,595
Net loss	$(13,716,485)	$(12,249,377)	$(12,726,080)

Other comprehensive income
Foreign currency translation adjustments	(15,564,794)	18,385,359	(19,227,596)
Comprehensive (loss) income	$(29,281,279)	$6,135,982	$(31,953,676)

Loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.07)

Weighted average shares outstanding
Basic	172,423,743	188,465,024	177,459,678
Diluted	172,423,743	193,745,496	177,459,678

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance, January 1, 2015	172,254,446	$17,225	$242,622,947	$(16,263,010)	$(2,314,185)	$224,062,977

Restricted shares issued for services	15,000	2	73,498	-	-	73,500
Issuance of shares	100,000,000	10,000	-	-	-	10,000
Net loss	-	-	-	(12,726,080)	-	(12,726,080)
Foreign currency translation adjustment	-	-	-	-	(19,227,596)	(19,227,596)

Balance, December 31, 2016	272,269,446	27,227	242,696,445	(28,989,090)	(21,541,781)	192,192,801

Cancellation of shares issued	(100,000,000)	(10,000)	-	-	-	(10,000)
Issuance of shares	75,000	7	917,733	-	-	917,740
Net loss	-	-	-	(12,249,377)	-	(12,249,377)
Foreign currency translation adjustment	-	-	-	-	18,385,359	18,385,359

Balance, December 31, 2017	172,344,446	17,234	243,614,178	(41,238,467)	(3,156,422)	199,236,523

Issuance of shares	188,119	19	1,456,981	-	-	1,457,000
Net loss	-	-	-	(13,716,485)	-	(13,716,485)
Foreign currency translation adjustment	-	-	-	-	(15,564,794)	(15,564,794)

Balance, December 31, 2018	172,532,565	17,253	245,071,159	(54,954,952)	(18,721,216)	171,412,244

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016

Cash Flows from Operating Activities:
Net loss	$(13,716,485)	$(12,249,377)	$(12,726,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	8,241	31,357	62,536
Loss on disposal of property, and equipment	12,811	-	-
Deferred tax benefit	(1,108,025)	(1,040,874)	(1,143,595)
Share-based compensation expense	(348,793)	1,785,480	2,014,664
Changes in operating assets and liabilities:
Other assets and receivables	18,352	(25,580)	-
Real estate property completed	-	-	-
Real estate properties and land lots under development	(323,320)	(307,384)	(367,826)
Accounts payable	-	(7,500)	(7,553)
Other taxes payable	-	(38,467)	39,139
Other payables and accrued liabilities	7,719,878	8,388,760	8,559,773
Real estate property refund and compensation payables	1,437,845	1,408,234	1,433,737
Net Cash Used In Operating Activities	(6,299,496)	(2,055,351)	(2,135,205)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,851)
Proceeds from disposal of property and equipment	9,064	-	-
Effect of share exchange	-	-	-
Net Cash (Used In) Provided By Investing Activities	9,064	-	(1,851)

Cash Flows from Financing Activities:
Proceeds from notes payable	8,546,202	-	-
Redemption to notes payable	(6,712,553)	-	-
Repayment of financial institution loans	-	(29,590)	(150,532)
Advances from related parties	9,432,564	2,099,650	2,201,144
Repayment to related parties	(4,911,104)	(21,553)	(361,843)
Net Cash Provided By Financing Activities	6,355,109	2,048,507	1,688,769

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,295)	2,166	(1,190)

Net Increase (Decrease) In Cash and Cash Equivalents	62,382	(4,678)	(449,477)
Cash and Cash Equivalents at Beginning of Year	58,414	63,092	512,569
Cash and Cash Equivalents at End of Year	$120,796	$58,414	$63,092

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for the redemption of a convertible note	$1,250,000	$-	$-
Restricted shares issued for services	$207,000	$917,740	$73,500
Cancellation of shares for the Armada transaction	$-	$10,000	$-

See notes to the consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

December 31, 2018 and December, 31 2017

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

NOTES TO the FINANCIAL STATEMENTS

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses for the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018 and 2017, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	December 31,
	2018	2017
Balance sheet items, except for equity accounts	6.8785	6.5059

	For the Years Ended December 31,
	2018	2017	2016
Items in the statements of operations and comprehensive income, and statement of cash flows	6.6199	6.7591	6.6431

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

The Company has not generated any revenue from the sales of real estate property for the years ended December 31, 2018, 2017 and 2016.

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the years ended December 31, 2018, 2017 and 2016, $nil, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the years ended December 31, 2018, 2017 and 2016, the Company recorded advertising expenses of $nil, $nil and $2,348, respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2018 and 2017, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-20, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of December 31, 2018 and 2017 consisted of:

	December 31, 2018	December 31, 2017

Deposits and other receivables	$799	$2,845
Underwriting commission deposit	1,600,000	1,600,000
Prepaid rent and deposit	13,228	29,580
Prepaid share-based compensation expenses	-	110,057
Excessive business tax and related urban construction and education surcharge	1,629,326	1,722,639
Excessive land appreciation tax	930,032	983,296
	$4,173,385	$4,448,417

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	December 31, 2018	December 31, 2017
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,283,042	$7,700,150
Other development costs	22,508,048	23,797,108
	$29,791,090	$31,497,258

As of December 31, 2018, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of December 31, 2018, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	December 31, 2018	December 31, 2017
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,783,588	$9,286,634
Other development costs	37,759,063	39,592,579
Land lots undeveloped
Costs of land use rights	298,783,757	315,895,430
	$345,326,408	$364,774,643

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of December 31, 2018, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $171,092,728, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at December 31, 2018. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	December 31, 2018	December 31, 2017

Fixture, furniture and office equipment	5	$62,249	$65,205
Vehicles	5	276,655	527,270
Less: accumulated depreciation		(308,294)	(529,762)
Property and equipment, net		$30,610	$62,713

Depreciation expense totaled $8,241, $31,357 and $62,536 for the years ended December 31, 2018, 2017 and 2016, respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2018 and 2017 consisted of:

	December 31, 2018	December 31, 2017

Salaries payable	$1,066,279	$1,036,582
Compensation payable to consultants	131,750	427,321
Business tax and related urban construction and education surcharge	13,049	20,492
Deposits from contractors	158,465	167,540
Sundry payables	3,523	-
Interest payable on convertible notes	16,878,843	12,197,260
Interest payable on loans	7,033,801	4,783,350
	$25,285,710	$18,632,545

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the years ended December 31, 2018, 2017 and 2016, the Company incurred $1,437,845,   $1,408,233 and $1,433,737 compensation expenses which were included in general and administrative expenses.

As at December 31, 2018, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	December 31, 2018	December 31, 2017

Property sales deposits	$19,029,380	$20,108,667
Compensation	8,976,343	8,037,934
	$28,005,723	$28,146,601

10. Loans payable

Bank name	Term	December 31, 2018	December 31, 2017

China Construction Bank	From May 30, 2014 to May 29, 2020	$41,825,980	$44,221,399

Loans are floating rate loans whose rates (2018: 6% per annum and 2017: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. Interest expenses incurred on loans payable for the years ended December 31, 2018, 2017 and 2016 was $2,607,592, $2,221,138 and $2,424,794, respectively.

Land use right with net book value of $171,092,728, including in real estate held for development and land lots under development were pledged as collateral for the loan as at December 31, 2018.

The aggregate maturities of loans payable of each of years subsequent to December 31, 2018 are as follows:

2019	$17,445,665
2020	24,380,315
$41,825,980

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

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

On February 5, 2018, the Company issued a non-interest convertible note in the principal amount of $4,100,000 to Iliad Research and Trading L.P., with 1,000,000 OID. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is February 4, 2019. In August 2018, an amount of $1,250,000 of the note was redeemed by an issuance of 143,119 shares of the Company. The remaining amount of the note has been redeemed as at December 31, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019. The note has been redeemed as at December 31, 2018.

On March 14, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is March 14, 2019. The note has been redeemed as at December 31, 2018.

On April 5, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 5, 2019. The note has been redeemed as at December 31, 2018.

On April 16, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 16, 2019. The note has been redeemed as at December 31, 2018.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to TFK Investment LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 17, 2019. The note has been redeemed as at December 31, 2018.

On April 17, 2018, the Company issued an 8% convertible note in the principal amount of $115,000 to Crown Bridge Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is April 17, 2019. The note has been redeemed as at December 31, 2018.

On May 16, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is May 16, 2019. The note has been redeemed as at December 31, 2018.

On May 18, 2018, the Company issued an 8% convertible note in the principal amount of $214,000 to Geneva Roth Remark Holdings LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the Note is May 18, 2019. The note has been redeemed as at December 31, 2018.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Eagle Equities LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 12, 2019. The note has been redeemed as at December 31, 2018.

On June 12, 2018, the Company issued an 8% convertible note in the principal amount of $526,315 to Adar Bays LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 14, 2019. The note has been redeemed as at December 31, 2018.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $270,000 to GS Capital Partners LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 15, 2019. The note has been redeemed as at December 31, 2018.

On June 15, 2018, the Company issued an 8% convertible note in the principal amount of $115,789 to Crossover Capital Fund I Inc. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $15.00 per share. The maturity date of the Note is June 15, 2019. The note has been redeemed as at December 31, 2018.

On June 19, 2018, the Company issued an 8% convertible note in the principal amount of $300,000 to Auctus Fund LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is June 19, 2019. The note was redeemed as at December 31, 2018.

On July 18, 2018, the Company issued an 8% convertible note in the principal amount of $134,400 to Geneva Roth Remark Holdings, LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.50 per share. The maturity date of the Note is January 18, 2019. The note has been redeemed in January 2019.

On July 23, 2018, the Company issued an 8% convertible note in the principal amount of $250,000 to Morningview Financial LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 23, 2019. The note has been redeemed in January 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $105,000 to BHP Capital NY Inc. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 25, 2019. The note has been redeemed in January 2019.

On July 25, 2018, the Company issued an 8% convertible note in the principal amount of $36,750 to Jefferson Street Capital LLC. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $12.00 per share. The maturity date of the Note is January 25, 2019. The note has been redeemed in January 2019.

On July 13, 2018, the Company issued an 8% convertible note in the principal amount of $57,500 to Crown Bridge Partners. The holder of the Note may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share. The maturity date of the Note is January 13, 2019. The note has been redeemed in January 2019.

There was no beneficial conversion feature attributable to the Note as the set conversion price of the Note was greater than the fair value of the common share price at the date of issuance. The Company has accounted for the Note in accordance with ASC 470-20, as a single instrument as a non-current liability. The Note is initially carried at the gross cash received at the issuance date.

The interest expense for the convertible note included in the consolidated statements of operations was $8,450,894, $6,000,000 and $6,000,000, respectively, for the years ended December 31, 2018, 2017 and 2016.

The interest payable for the convertible notes included in the consolidated balance sheets was $16,878,843 and $12,197,260, respectively as at December 31, 2018 and 2017.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $60,974, $96,963 and $125,027 respectively, for the years ended December 31, 2018, 2017 and 2016.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

Income tax expenses for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2018	2017	2016

Current	$-	$-	$-
Deferred tax benefit	1,108,025	1,040,873	1,143,595
	$1,108,025	$1,040,873	$1,143,595

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	December 31, 2018	December 31, 2017

EIT at the PRC statutory rate of 25%	$3,706,128	$3,322,563
Valuation allowance	(2,598,103)	(2,281,690)
	$1,108,025	$1,040,873

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2018, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below.

	December 31, 2018	December 31, 2017
Deferred tax assets
Operating loss carry forward	$504,000	$430,939
Excess of interest expenses	3,198,679	2,533,387
Accrued expenses	2,902,122	2,891,299
	$6,604,801	$5,855,625

The Company had net operating losses carry forward of $2,015,999 as of December 31, 2019 which will expire on various dates between December 31, 2019 and 2023.

14. loss per share

	For Years Ended December 31,
	2018	2017	2016

Numerator:
Net loss for basic and diluted loss per share	$(13,716,485)	$(12,249,377)	$(12,726,080)

Denominator:
Weighted average number of common shares outstanding
Basic	172,423,743	188,465,024	177,459,678
Dilutive shares:
Conversion of convertible note	-	5,280,472	-
Diluted	172,423,743	193,745,496	177,459,678

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.07)

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

Basic earnings per share are computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by adding other common stock equivalents, including non-vested common share in the weighted average number of common shares outstanding for a period, if dilutive.

15. Related Party Transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr Zhao Weibin	Officer
Mr Liu Xiangyao	Director
Jasper Lake Holdings Limited (“Jasper”)	Controlling stockholder
Wuhan Fuying Jiahua Real Estate Development Co., Ltd. (“Fuying Jiahua”)	Mr Zhao Weibin is the shockholder

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $119,402 and $126,240 as at December 31, 2018 and 2017, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	December 31, 2018	December 31, 2017

At beginning of year	$126,240	$118,263
Exchange difference adjustment	(6,838)	7,977
At end of year	$119,402	$126,240

Amount due to Mr Liu Xiangyao were $38,600,488 and $35,821,264 as at December 31, 2018 and 2017, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	December 31, 2018	December 31, 2017

At beginning of year	$35,821,264	$31,751,959
Advances from the director	9,449,032	2,129,589
Repayment to the director	(4,920,168)	(22,402)
Exchange difference adjustment	(1,749,640)	1,962,118
At end of year	$38,600,488	$35,821,264

As at December 31, 2018 and 2017, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $16,858,364 and $12,197,260 as at December 31, 2018 and 2017, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	December 31, 2018	December 31, 2017

At beginning of year	$12,197,260	$6,197,260
Repayment	(1,338,896)	-
Interest expense	6,000,000	6,000,000
At end of year	$16,858,364	$12,197,260

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

For the year ended December 31, 2018, two motor vehicles with net book value of $21,052 was sold to Fuying Jiahua for $9,064. As a result, loss on disposal of $11,988 was recognized. There was no outstanding balance with Fuying Jiahua as at December 31, 2018 and 2017.

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at December 31, 2018, the Company has not issued the shares and theses shares were valued at $4.07 per share. For the year ended December 31, 2018, the Company reversed compensation expenses of $163,279 due to the changes in the fair value of the unissued shares.

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

On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. On May 12, 2018, the Company has issued 45,000 shares and valued at $4.60 per share. The unissued shares of 25,000 were valued at $4.07 per share as at December 31, 2018. For the year ended December 31, 2018, the Company reversed compensation expenses of $185,514 due to the changes in the fair value of the unissued shares.

Total share compensation (reversal) expenses recognized in the general and administrative expenses of the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 was ($348,793), $1,785,480 and $2,014,664 respectively.

17. Concentration of Credit Risks

As of December 31, 2018 and 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of December 31, 2018 and 2017.

On April 17, 2018, China Construction Bank filed a civil complaint against Wuhan Newport claiming the outstanding principal and interest of bank loan totaling approximately RMB 325 million. The loan and interest payable obligations have been disclosed and accounted for in the Note 8 and Note 10. On June 15, 2018, the civil complaint was adjudicated by the Court in favor of China Construction Bank to collect delinquent amount from Wuhan Newport by enforcement. Wuhan Newport negotiated a loan restructure with the bank and in the meantime, all payments due are suspended. As a result of negotiations, the bank has not instituted enforcement proceedings.

During the year ended December 31, 2018, Wuhan Newport was also involved in other bank loan disputes and the judgments were rendered. Wuhan Newport, a subsidiary of the Company, was against as a guarantor for certain loans taken out by a large shareholder of Wuhan Newport before it became a subsidiary of the Company. As result of judgments, the shareholder has undertaken in writing to be solely responsible for all these loans without recourse to Wuhan Newport and has entered into a repayment plan with his creditor(s). Accordingly, no enforcement actions have been instituted against Wuhan Newport and in accordance with legal opinion from PRC counsel, there are no legal or financial liability accorded to Wuhan Newport.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the FINANCIAL STATEMENTS

18. Commitments and Contingencies

Operating lease commitments

For the years ended December 31, 2018, 2017 and 2016, rental expenses under operating leases were $95,842, $90,555 and $72,000 respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2019. The future obligations for operating leases of each years subsequent to December 31, 2018 are as follows:

2019	$22,185
2020 and thereafter	-
Total minimum payment required	$22,185

Legal proceeding

We are aware that a class action complaint has been filed on January 2, 2019 with the United States District Court, Eastern District of New York on January 2, 2019 on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (Civil Action Number 1:19-cv-00024-DLI-LB) (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

The Complaint alleges the defendants made materially false and/or misleading statements and/or failed to disclose that: (1) the Company’s purported lease of the Wuhan Yangtze River Newport Logistics Center, the Company’s main asset, was a fabrication; (2) the Company’s only operating subsidiary, Wuhan Newport, was declared insolvent in China due to a number of default judgments against it; and (3) as a result, the defendants’ statements about its business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The class action seeks to recover damages against the defendants’ actions. As of the date of this report, no class has yet to be certified and the Company has not been served with the Complaint. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

In addition, on October 24, 2018, Stenergy, LLC filed a lawsuit against the Company in the New York State Supreme Court, New York County. The two-count complaint alleges that the Company breached a contract with Stenergy, LLC and seeks damages arising from the breach, and further seeks recovery under a quantum meruit theory to obtain the reasonable value of its services performed. We have engaged a law firm in New York City to represent the Company in this lawsuit. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

On January 23, 2019, the Company filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on the Company for Defendants’ own financial gain. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any commitment and contingency as of December 31, 2018.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $270,752,249 and $289,656,431, respectively as of December 31, 2018 and 2017. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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