Form 10-Q
period 2019-03-31
Yangtze River Port & Logistics Ltd
filed 2019-05-03
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	YRIV	The NASDAQ Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 3, 2019, there were 177,540,178 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

i

PART I. FINANCIAL INFORMATION

TABLE OF CONTENTS

Pages

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 - F-20

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$92,331	$120,796
Other assets and receivables	4,236,854	4,173,385
Real estate property completed	30,529,642	29,791,090
Real estate properties and land lots under development	353,933,803	345,326,408
Property and equipment, net	30,363	30,610
Deferred tax assets	7,039,232	6,604,801
Total Assets	$395,862,225	$386,047,090

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,330,239	5,201,293
Due to related parties	40,821,184	38,719,890
Other taxes payable	12,913	12,600
Other payables and accrued liabilities	27,157,746	25,285,710
Real estate property refund and compensation payables	29,053,348	28,005,723
Convertible notes	75,000,000	75,583,650
Loans payable	42,862,889	41,825,980
Total Liabilities	$220,238,319	$214,634,846

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 172,532,565 and 172,532,565 shares, respectively issued and outstanding at March 31, 2019 and December 31, 2018	17,253	17,253
Additional paid-in capital	245,071,159	245,071,159
Accumulated losses	(57,450,963)	(54,954,952)
Accumulated other comprehensive loss	(12,013,543)	(18,721,216)
Total Equity	$175,623,906	$171,412,244
Total Liabilities and Equity	$395,862,225	$386,047,090

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Statements of OPERATIONS and Comprehensive LOSS

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	468,524	1,149,088
Total operating expenses	468,524	1,149,088

Loss from operations	(468,524)	(1,149,088)

Other income (expenses)
Other income	-	1,543
Interest income	102	22
Interest expenses	(2,296,764)	(2,182,807)
Total other expenses	(2,296,662)	(2,181,242)

Loss before income taxes	(2,765,186)	(3,330,330)
Income taxes benefits	269,175	280,343
Net loss	$(2,496,011)	$(3,049,987)

Other comprehensive income
Foreign currency translation adjustments	(8,857,121)	10,632,873
Comprehensive (loss) income	$(11,353,132)	$7,582,886

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic	172,532,565	172,344,446
Diluted	172,532,565	172,344,446

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,496,011)	$(3,049,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	893	4,269
Deferred tax benefit	(269,175)	(280,343)
Share-based compensation expense	(438,750)	-
Changes in operating assets and liabilities:
Other assets and receivables	-	92,895
Real estate properties and land lots under development	(46,131)	(48,518)
Other taxes payable	-	(13,629)
Other payables and accrued liabilities	2,112,124	1,866,906
Real estate property refund and compensation payables	351,355	372,960
Net Cash Used In Operating Activities	(785,695)	(1,055,447)

Cash Flows from Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	-	4,303,316
Redemption to notes payable	(583,650)	-
Repayment of financial institution loans	-	-
Advances from related parties	1,339,870	387,156
Repayment to related parties	-	(3,000,000)
Net Cash Provided By Financing Activities	756,220	1,690,472

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,009	4,054

Net (Decrease) Increase In Cash and Cash Equivalents	(29,475)	635,025
Cash and Cash Equivalents at Beginning of Period	120,797	55,841
Cash and Cash Equivalents at End of Period	$92,331	$694,920

Supplemental Cash Flow Information:
Cash paid for interest expenses	$177,969	$-
Cash paid for income tax	$-	$-

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2019 and December 31, 2018

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The unaudited condensed consolidated financial statements include the financial statements of Yangtze River Port and Logistics Limited (the “Company” or “Yangtze River”) and its subsidiaries, Energetic Mind Limited (“Energetic Mind”), Ricofeliz Capital (HK) Limited (“Ricofeliz Capital”), and Wuhan Yangtze River Newport Logistics Co., Ltd. (“Wuhan Newport”).

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019 and December 31, 2018, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	March 31, 2019	December 31, 2018
Balance sheet items, except for equity accounts	6.7121	6.8785

	For the Three Months Ended March 31,
	2019	2018
Items in the statements of operations and comprehensive income, and statement of cash flows	6.7499	6.3589

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

The Company has not generated any revenue from the sales of real estate property for the three months ended March 31, 2019 and 2018.

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three months ended March 31, 2019 and 2018, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three months ended March 31, 2019 and 2018, the Company recorded advertising expenses of $nil and $nil , respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2019 and December 31, 2018, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2019-04, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. OTHER assets and receivables

Other assets and receivables as of March 31, 2019 and December 31, 2018 consisted of:

	March 31, 2019	December 31, 2018
	(Unaudited)
Deposits and other receivables	$820	$799
Underwriting commission deposit	1,600,000	1,600,000
Prepaid rent and deposit	13,228	13,228
Excessive business tax and related urban construction and education surcharge	1,669,718	1,629,326
Excessive land appreciation tax	953,088	930,032
	$4,236,854	$4,173,385

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	March 31, 2019	December 31, 2018
	(Unaudited)
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,463,596	$7,283,042
Other development costs	23,066,046	22,508,048
	$30,529,642	$29,791,090

As of March 31, 2019, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of March 31, 2019, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$9,001,343	$8,783,588
Other development costs	38,741,540	37,759,063
Land lots undeveloped
Costs of land use rights	306,190,920	298,783,757
	$353,933,803	$345,326,408

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of March 31, 2019, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $175,334,296 , including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at March 31, 2019. (See Note 10)

7. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	March 31, 2019	December 31, 2018
		(Unaudited)
Fixture, furniture and office equipment	5	$63,528	$62,249
Vehicles	5	283,514	276,655
Less: accumulated depreciation		(316,679)	(308,294)
Property and equipment, net		$30,363	$30,610

Depreciation expense totaled $893 and $4,269, respectively for the three months ended March 31, 2019 and 2018.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2019 and December 31, 2018 consisted of:

	March 31, 2019	December 31, 2018
	(Unaudited)
Salaries payable	$746,332	$1,066,279
Compensation payable to consultants	44,000	131,750
Business tax and related urban construction and education surcharge	14,843	13,049
Deposits from contractors	162,393	158,465
Sundry payables	1,242	3,523
Interest payable on convertible notes	18,337,816	16,878,843
Interest payable on loans	7,851,120	7,033,801
	$27,157,746	$25,285,710

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended March 31, 2019 and 2018, the Company incurred $351,355 and $377,928 compensation expenses which were included in general and administrative expenses.

As at March 31, 2019, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	March 31, 2019	December 31, 2018
	(Unaudited)
Property sales deposits	$19,490,916	$19,029,380
Compensation	9,562,432	8,976,343
	$29,053,348	$28,005,723

10. Loans payable

Bank name	Term	March 31, 2019	December 31, 2018
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$42,862,889	$41,825,980

Loans are floating rate loans whose rates (2019: 6% per annum and 2018: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. Interest expenses incurred on loans payable for the three months ended March 31, 2019 and 2018 was $ 639,343 and $687,696, respectively.

Land use right with net book value of $175,334,296, including in real estate held for development and land lots under development were pledged as collateral for the loan as at March 31, 2019.

The aggregate maturities of loans payable of each of years subsequent to March 31, 2019 are as follows:

(Unaudited)
2019	$17,878,160
2020	24,984,729
$42,862,889

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $1,657,421 and $1,654,836, respectively, for the three months ended March 31, 2019 and 2018.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $18,337,816 and $16,878,843, respectively as at March 31, 2019 and December 31, 2018.

12. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $14,690 and $17,630 respectively, for the three months ended March 31, 2019 and 2018.

YANGTZE RIVER PORT and LOGISTICS LIMITED

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

Income tax expenses for the three months ended March 31, 2019 and 2018 are summarized as follows:

	For the three months ended
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred tax benefit	269,175	280,343
	$269,175	$280,343

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	For the three months ended
	2019	2018
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$691,297	$832,583
Valuation allowance	(422,122)	(552,240)
	$269,175	$280,343

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019	December 31, 2018
Deferred tax assets	(Unaudited)
Operating loss carry forward	$509,127	$504,000
Excess of interest expenses	3,315,477	3,198,679
Accrued expenses	3,214,628	2,902,122
	$7,039,232	$6,604,801

The Company had net operating losses carry forward of $2,036,507 as of March 31, 2019 which will expire on various dates between December 31, 2019 and 2024.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. loss per share

	For the three months ended
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(2,496,011)	$(3,409,987)

Denominator:
Weighted average number of common shares outstanding
Basic	172,532,565	172,344,446
Dilutive shares:
Conversion of convertible note	-	-
Diluted	172,532,565	172,344,446

Basic and diluted loss per share	$(0.01)	$(0.02)

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

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $122,362 and $119,402 as at March 31, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$119,402	$126,240
Exchange difference adjustment	2,960	(6,838)
At end of period	$122,362	$119,402

Amount due to Mr Liu Xiangyao were $40,698,822 and $38,600,488 as at March 31, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$38,600,488	$35,821,264
Advances from the director	1,347,520	9,449,032
Repayment to the director	-	(4,920,168)
Exchange difference adjustment	750,814	(1,749,640)
At end of period	$40,698,822	$38,600,488

As at March 31, 2019 and December 31, 2018, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $18,337,816 and $16,858,364 as at March 31, 2019 and December 31, 2018, respectively. Details of the convertible note are stated in Note 11.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of changes in the interest payable to Jasper is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
At beginning of year	$16,858,364	$12,197,260
Repayment	-	(1,338,896)
Interest expense	1,479,452	6,000,000
At end of year	$18,337,816	$16,858,364

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at March 31, 2019, the Company has not issued the shares and theses shares were valued at $0.56 per share. For the three months ended March 31, 2019, the Company reversed compensation expenses of $351,000 due to the changes in the fair value of the unissued shares.

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

On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. On May 12, 2018, the Company has issued 45,000 shares and valued at $4.60 per share. The unissued shares of 25,000 were valued at $0.56 per share as at December 31, 2018. For the three months ended March 31, 2019, the Company reversed compensation expenses of $87,750 due to the changes in the fair value of the unissued shares.

Total share compensation (reversal) expenses recognized in the general and administrative expenses of the consolidated statements of operations for the three months ended March 31, 2019 and 2018 was ($438,750) and $nil respectively.

17. Concentration of Credit Risks

As of March 31, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of March 31, 2019 and December 31, 2018.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

18. Commitments and Contingencies

Operating lease commitments

For the three months ended March 31, 2019 and 2018, rental expenses under operating leases were $22,185 and $22,185 respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on March 31, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018 and February 25, 2019, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2020. The future obligations for operating leases of each years subsequent to March 31, 2019 are as follows:

(Unaudited)
2020	$88,740
2021 and thereafter	-
Total minimum payment required	$88,740

Legal proceeding

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

The Company did not identify any other material commitment and contingency as of March 31, 2019.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $276,650,132 and $270,752,249, respectively as of March 31, 2019 and December 31, 2018. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

21. SUBSEQUENT EVENTS

On April 16, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100,000,000 shares of the Company’s common stock (the “Placement Shares”), through the Agent. The offer and sale of the Placement Shares, if any, will be made through a prospectus supplement, dated April 16, 2019, to the prospectus included in the Company’s Registration Statement on Form S-3 (File No. 333-223788) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (“SEC”) on September 13, 2018. The Company intends to use the net proceeds from this offering for general working capital purposes.

The management evaluated all events subsequent to the balance sheet date through the date the unaudited condensed consolidated financial statements were available to be issued. Other than the above, there are no significant matters to make material adjustments or disclosure in the unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2019.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations for the three months indicated in U.S. dollars

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs of revenue	-	-
Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	468,524	1,149,088
Total operating expenses	468,524	1,149,088

Loss from operations	(468,524)	(1,149,088)

Other income (expenses)
Other income	-	1,543
Interest income	102	22
Interest expenses	(2,296,764)	(2,182,807)
Total other expenses	(2,296,662)	(2,181,242)

Loss before income taxes	(2,765,186)	(3,330,330)
Income taxes benefits	269,175	280,343
Net loss	$(2,496,011)	$(3,049,987)

Other comprehensive income
Foreign currency translation adjustments	(8,857,121)	10,632,873
Comprehensive (loss) income	$(11,353,132)	$7,582,886

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic	172,532,565	172,344,446
Diluted	172,532,565	172,344,446

Revenue.

We did not generate any revenue from the sales of real estate property for the three months ended March 31, 2019 and 2018. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three months ended March 31, 2019 and 2018, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three months ended March 31, 2019 and 2018.

Selling expenses.

Selling expenses was $nil for the three months ended March 31, 2019 and 2018.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. General and administrative expenses were $468,524 for the three months ended March 31, 2019, compared to $1,149,088 for the three months ended March 31, 2018, a decrease of $680,564 primarily due to a decrease in share-based compensation expenses for professional services.

Loss from operations.

As a result of the factors described above, operating loss was $468,524 for the three months ended March 31, 2019, compared to operating loss of $1,149,088 for the three months March 31, 2018, a decrease of operating loss of $680,564, or approximately 59%. The decrease of loss from operations for each of these three months are mainly because of reduced expenses related to share-based compensation expenses for professional services.

Other expenses.

We had other expenses totaling $2,296,662 for the three months ended March 31, 2019, compared to other expense totaling $2,181,242 for the three months ended March 31, 2018. The other expenses mainly comprise interest expenses. Interest expenses were $2,296,764 for the three months ended March 31, 2019, compared to $2,182,807 for the three months ended March 31, 2018, an increase of $113,957 or 5%.

Income tax.

We received an income tax benefit of $269,175 for the three months ended March 31, 2019, compared to $280,343 for the three months ended March 31, 2018.

Net loss.

As a result of the factors described above, our net loss from operations for the three months ended March 31, 2019 was $2,496,011, compared to net loss of $3,049,987 for the three months ended March 31, 2018, a decrease in loss of $55,3976.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2019 was $8,857,121, compared to a foreign currency gain of $10,632,873 for the three months ended March 31, 2018. The changes reflect the significant depreciation of RMB to U.S. dollars for the three months ended March 31, 2019.

Net loss available to common stockholders.

Net loss available to our common stockholders was $0.01 per share (basic and diluted), for the three months ended March 31, 2019, compared to net loss of $0.02 per share (basic and diluted), for the three months ended March 31, 2018.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three months indicated:

	Three Months Ended March 31,
	2019	2018
Net Cash Used in Operating Activities	$(785,695)	$(1,055,447)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$756,220	$1,690,472

We had a balance of cash and cash equivalents of $92,331 as of March 31, 2019. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $785,695 for the three months ended March 31, 2019, compared to net cash used in operating activities of $1,055,447 for the three months ended March 31, 2018, an increase of $269,753.

The increase in net cash used in operating activities was primarily contributed by the following factors:

●	Changes in other payables and accrued liabilities provided $2,112,124 cash inflow for the three months ended March 31, 2019, compared to other payables and accrued liabilities contributing $1,866,906 cash inflow for the three months ended March 31, 2018, which led to an increase of $245,218 in net cash inflow.

●	We have net loss of $2,496,011 for the three months ended March 31, 2019, compared to net loss of $3,049,987 for the three months ended March 31, 2018, which led to an increase of $553,976 in net cash inflow.

Investing Activities. Net cash used in investing activities was $nil for each of the three months ended March 31, 2019 and 2018.

Financing Activities. Net cash provided by financing activities were $756,220 for the three months ended March 31, 2019, compared to net cash of $1,690,472 provided by financing activities for the three months ended March 31, 2018, representing a decrease of $934,252 in cash inflow.  The decrease was primarily because we had issued several notes generating $4,303,316 cash inflow for the three months ended March 31, 2018. We had no proceeds from such notes for the three months ended March 31, 2019.

Contractual Obligations

Jasper Lake Holdings Limited (“Jasper”), a related party, holds an 8% convertible promissory note in the principal amount of $75,000,000 with a maturity date of December 19, 2019. Upon maturity, Jasper may convert all or any portion of the then aggregate outstanding principal amount, together with any accrued and unpaid interest, into shares of Company’s common stock at $10.00 per share.

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

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of translating the financial statements denominated in RMB into U.S. dollars. As of December 31, 2018, the RMB exchange rate vs. the U.S. dollar was 6.8785, representing about 5.73% depreciation compared to the exchange rate of 6.5059 vs. the U.S. dollar as of December 31, 2017. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2018, the Company had approximately $41.8 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2018 was approximately $2.6 million. A hypothetical increase in interest rates of 100 basis points in the Company’s interest rate on borrowings outstanding as of December 31, 2018 would not have a material effect on the Company’s financial position, results of operations or cash flows.

Inflation Rate

According to the National Bureau of Statistics of China, change in the consumer price index in China was 2.1%, 1.8% and 2.0% in 2018, 2017 and 2016, respectively. Inflation could result in increases in the price of raw materials and labor costs. We do not believe that inflation or deflation has affected our business materially.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the first quarter ended March 31, 2019.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are aware that a class action complaint has been filed on January 2, 2019 with the United States District Court, Eastern District of New York on January 2, 2019 on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (Civil Action Number 1:19-cv-00024-DLI-LB) (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Lead counsel and lead plaintiff for the plaintiff-class was recently appointed, and pursuant to the latest Stipulation and Order, must either indicate whether they intend to rely on the initial Complaint or to file an amended complaint.

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

On January 23, 2019, we filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on us for Defendants’ own financial gain. The impetus for the action was a false, misleading and defamatory unsigned article published on December 6, 2018 through one of the Defendants’ aliases, “Hindenburg Research,” which erroneously accused us of making fraudulent misrepresentations in our public filings with the U.S. Securities and Exchange Commission or intentionally omitting material information in those filings, laundering money through sham transactions for the benefit of our Chief Executive Officer, and being ensnared in a catastrophic liquidity crisis rendering the Company worthless. An amended complaint, substantially similar to the initial complaint, was filed on January 25, 2019.  Service was effectuated on the Defendants on January 29, 2019, who moved to dismiss the case. The Defendants’ motion is currently pending before the Court and is returnable on June 5, 2019. Discovery is stayed pending resolution of the motion.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: May 3, 2019	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2019	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)