Form 10-Q
period 2019-06-30
Yangtze River Port & Logistics Ltd
filed 2019-08-06
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  August 6, 2019, there were 179,528,638 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

i

PART I. FINANCIAL INFORMATION

TABLE OF CONTENTS

Pages

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	F-3

Unaudited Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2019 and 2018	F-4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	F-5

Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-23

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,650,177	$120,796
Other assets and receivables	4,177,747	4,173,385
Real estate property completed	29,841,849	29,791,090
Real estate properties and land lots under development	346,011,789	345,326,408
Property and equipment, net	29,026	30,610
Deferred tax assets	7,146,611	6,604,801
Total Assets	$392,857,199	$386,047,090

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,210,155	5,201,293
Due to related parties	40,261,428	38,719,890
Other taxes payable	12,622	12,600
Other payables and accrued liabilities	29,075,020	25,285,710
Real estate property refund and compensation payables	28,745,093	28,005,723
Convertible notes	75,000,000	75,583,650
Loans payable	41,897,245	41,825,980
Total Liabilities	$220,201,563	$214,634,846

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 179,528,638 and 172,532,565 shares, respectively issued and outstanding at June 30, 2019 and December 31, 2018	17,953	17,253
Additional paid-in capital	251,462,137	245,071,159
Accumulated losses	(60,583,401)	(54,954,952)
Accumulated other comprehensive loss	(18,241,053)	(18,721,216)
Total Equity	$172,655,636	$171,412,244
Total Liabilities and Equity	$392,857,199	$386,047,090

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Statements of OPERATIONS and Comprehensive LOSS

	(Unaudited) For the Three Months Ended June 30,		(Unaudited) For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	1,277,733	2,145,925	1,746,257	3,295,013
Total operating expenses	1,277,733	2,145,925	1,746,257	3,295,013

Loss from operations	(1,277,733)	(2,145,925)	(1,746,257)	(3,295,013)

Other income (expenses)
Other income	732	-	732	1,543
Other expenses	-	(9,080)	-	(9,080)
Interest income	5,208	71	5,310	93
Interest expenses	(2,128,280)	(2,217,659)	(4,425,044)	(4,400,466)
Total other expenses	(2,122,340)	(2,226,668)	(4,419,002)	(4,407,910)

Loss before income taxes	(3,400,073)	(4,372,593)	(6,165,259)	(7,702,923)
Income taxes benefits	267,635	293,058	536,810	573,401
Net loss	$(3,132,438)	$(4,079,535)	$(5,628,449)	$(7,129,522)

Other comprehensive income
Foreign currency translation adjustments	9,337,284	(15,499,554)	480,163	(4,866,681)
Comprehensive loss	$6,204,846	$(19,579,089)	$(5,148,286)	$(11,996,203)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	177,456,944	172,369,666	174,981,151	172,357,126

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Statements of CHANGES IN Equity

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance, January 1, 2018	172,344,446	17,234	243,614,178	(41,238,467)	(3,156,422)	199,236,523
Net loss	-	-	-	(3,049,987)	-	(3,049,987)
Foreign currency translation adjustment	-	-	-	-	10,632,873	10,632,873

Balance, March 31, 2018	172,344,446	17,234	243,614,178	(44,288,454)	7,476,451	206,819,409

Issuance of shares	45,000	5	206,996	-	-	207,001
Net loss	-	-	-	(4,079,535)	-	(4,079,535)
Foreign currency translation adjustment	-	-	-	-	(15,499,554)	(15,499,554)

Balance, June 30, 2018	172,389,446	17,239	243,821,174	(48,367,989)	(8,023,103)	187,447,321

Balance, January 1, 2019	172,532,565	17,253	245,071,159	(54,954,952)	(18,721,216)	171,412,244
Net loss	-	-	-	(2,496,011)	-	(2,496,011)
Foreign currency translation adjustment	-	-	-	-	6,707,673	6,707,673

Balance, March 31, 2019	172,532,565	17,253	245,071,159	(57,450,963)	(12,013,543)	175,623,906

Issuance of shares	6,996,073	700	6,390,978	-	-	6,391,678
Net loss	-	-	-	(3,132,438)	-	(3,132,438)
Foreign currency translation adjustment	-	-	-	-	(6,227,510)	(6,227,510)

Balance, June 30, 2019	179,528,638	17,953	251,462,137	(60,583,401)	(18,241,053)	172,655,636

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT and LOGISTICS LIMITED

UNAUDITED CONDENSED consolidated Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(5,628,449)	$(7,129,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	1,635	11,221
Loss on disposal of property, and equipment	-	9,080
Deferred tax benefit	(536,810)	(573,401)
Share-based compensation (reversal) expense	(440,500)	562,457
Changes in operating assets and liabilities:
Other assets and receivables	-	9,811
Real estate properties and land lots under development	(98,140)	(112,370)
Accounts payable	-	-
Other taxes payable	-	-
Other payables and accrued liabilities	4,231,308	3,083,715
Real estate property refund and compensation payables	699,806	745,029
Net Cash Used In Operating Activities	(1,771,150)	(3,393,980)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of shares	6,391,678	-
Redemption to notes payable	(583,650)	-
Proceeds from notes payable	-	7,195,428
Advances from related parties	1,492,398	-
Repayment to related parties	-	(3,730,102)
Net Cash Provided By Financing Activities	7,300,426	3,465,326

Effect of Exchange Rate Changes on Cash and Cash Equivalents	105	(568)

Net Increase In Cash and Cash Equivalents	5,529,381	70,778
Cash and Cash Equivalents at Beginning of Period	120,796	58,414
Cash and Cash Equivalents at End of Period	$5,650,177	$129,192

Supplemental Cash Flow Information:
Cash paid for interest expense	$177,969	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued for services	$-	$207,000

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

2.3 Cash and cash equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of three and six months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses for the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019 and December 31, 2018, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	June 30, 2019	December 31, 2018
Balance sheet items, except for equity accounts	6.8668	6.8785

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Items in the statements of operations and comprehensive income, and statement of cash flows	6.8203	6.3741	6.7868	6.3665

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

The Company has not generated any revenue from the sales of real estate property for the three and six months ended June 30, 2019 and 2018.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three and six months ended June 30, 2019 and 2018, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three and six months ended June 30, 2019 and 2018, the Company recorded advertising expenses of $nil and $nil , respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2019 and December 31, 2018, the Company did not have any uncertain tax position.

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

2.19 Recently issued accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2019-07, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. OTHER ASSETS AND RECEIVABLES

Other assets and receivables as of June 30, 2019 and December 31, 2018 consisted of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Deposits and other receivables	$801	$799
Underwriting commission deposit	1,600,000	1,600,000
Prepaid rent and deposit	13,228	13,228
Prepaid share-based compensation expenses	-	-
Excessive business tax and related urban construction and education surcharge	1,632,102	1,629,326
Excessive land appreciation tax	931,616	930,032
Other assets and receivables	$4,177,747	$4,173,385

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follow:

	June 30, 2019	December 31, 2018
	(Unaudited)
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,295,451	$7,283,042
Other development costs	22,546,398	22,508,048
Real estate property completed	$29,841,849	$29,791,090

As of June 30, 2019, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of June 30, 2019, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,798,554	$8,783,588
Other development costs	37,920,395	37,759,063
Land lots undeveloped
Costs of land use rights	299,292,840	298,783,757
Real estate properties and land lots under development	$346,011,789	$345,326,408

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of June 30, 2019, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $171,384,244, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at June 30, 2019. (See Note 10)

7. PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	June 30, 2019	December 31, 2018
		(Unaudited)
Fixture, furniture and office equipment	5	$62,337	$62,249
Vehicles	5	277,126	276,655
Less: accumulated depreciation		(310,437)	(308,294)
Property and equipment, net		$29,026	$30,610

Depreciation expense totaled $742 and $6,952, respectively for the three months ended June 30, 2019 and 2018. Depreciation expense totaled $1,635 and $11,221, respectively for the six months ended June 30, 2019 and 2018.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Salaries payable	$718,608	$1,066,279
Compensation payable to consultants	43,650	131,750
Business tax and related urban construction and education surcharge	16,375	13,049
Deposits from contractors	158,735	158,465
Sundry payables	1,242	3,523
Interest payable on convertible notes	19,833,707	16,878,843
Interest payable on loans	8,302,703	7,033,801
Total other payables and accrued liabilities	$29,075,020	$25,285,710

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended June 30, 2019 and 2018, the Company incurred $351,355 and $377,928 compensation expenses which were included in general and administrative expenses. In the six months ended June 30, 2019 and 2018, the Company incurred $699,806 and $745,029 compensation expenses which were included in general and administrative expenses.

As at June 30, 2019, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	June 30, 2019	December 31, 2018
	(Unaudited)
Property sales deposits	$19,051,811	$19,029,380
Compensation	9,693,282	8,976,343
Real estate property refund and compensation payable	$28,745,093	$28,005,723

10. LOANS PAYABLE

Bank name	Term	June 30, 2019	December 31, 2018
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$41,897,245	$41,825,980

Loans are floating rate loans whose rates (2019: 6% per annum and 2018: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. Interest expenses incurred on loans payable for the three months ended June 30, 2019 and 2018 was $632,390 and $667,994, respectively. Interest expenses incurred on loans payable for the six months ended June 30, 2019 and 2018 was $1,271,733 and $1,355,690, respectively.

Land use right with net book value of $171,384,244, including in real estate held for development and land lots under development were pledged as collateral for the loan as at June 30, 2019.

The aggregate maturities of loans payable of each of years subsequent to June 30, 2019 are as follows:

(Unaudited)
2020	$17,475,389
2021	24,421,856
Loans payable	$41,897,245

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

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $1,495,890 and $1,540,521, respectively, for the three months ended June 30, 2019 and 2018. The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $3,153,311 and $3,044,673, respectively, for the six months ended June 30, 2019 and 2018.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $19,833,707 and $16,878,843, respectively as at June 30, 2019 and December 31, 2018.

12. EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $15,859 and $3,928 respectively, for the three months ended June 30, 2019 and 2018. The contributions made by the Company were $30,549 and $7,866 respectively, for the six months ended June 30, 2019 and 2018.

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

Income tax expenses for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	267,635	293,058	536,810	573,401
Total	$267,635	$293,058	$536,810	$573,401

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$1,541,315	$1,925,731
Valuation allowance	(1,004,505)	(1,352,330)
Total	$536,810	$573,401

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended June 30, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 are presented below.

	June 30, 2019	December 31, 2018
	(Unaudited)
Deferred tax assets
Operating loss carry forward	$520,059	$504,000
Excess of interest expenses	3,397,898	3,198,679
Accrued expenses	3,228,654	2,902,122
Total	$7,146,611	$6,604,801

The Company had net operating losses carry forward of $2,080,238 as of June 30, 2019 which will expire on various dates between December 31, 2019 and 2024.

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. LOSS PER SHARE

Schedule of loss per share
	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(3,132,438)	$(4,079,535)	$(5,628,449)	$(7,129,522)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	177,456,944	172,369,666	174,981,151	172,357,126

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

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

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $119,605 and $119,402 as at June 30, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$119,402	$126,240
Exchange difference adjustment	203	(6,838)
At end of period	$119,605	$119,402

Amount due to Mr Liu Xiangyao were $40,698,822 and $38,600,488 as at June 30, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$38,600,488	$35,821,264
Advances from the director	1,499,625	9,449,032
Repayment to the director	-	(4,920,168)
Exchange difference adjustment	41,710	(1,749,640)
At end of period	$40,141,823	$38,600,488

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

As at June 30, 2019 and December 31, 2018, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $19,833,707 and $16,858,364 as at June 30, 2019 and December 31, 2018, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
At beginning of year	$16,858,364	$12,197,260
Repayment	-	(1,338,896)
Interest expense	2,975,342	6,000,000
At end of year	$19,833,707	$16,858,364

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at June 30, 2019, the Company has not issued the shares and theses shares were valued at $0.56 per share. For the three and six months ended June 30, 2019, the Company reversed compensation expenses of $351,000 due to the changes in the fair value of the unissued shares.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. On May 12, 2018, the Company has issued 45,000 shares and valued at $4.60 per share. The unissued shares of 25,000 were valued at $0.56 per share as at December 31, 2018. For the three and six months ended June 30, 2019, the Company reversed compensation expenses of $87,750 due to the changes in the fair value of the unissued shares.

For the three months ended June 30, 2019 and 2018, the Company recorded share-based compensation (reversal) expenses of ($1,750) and $902,272, respectively. Total share-based compensation (reversal) expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 was ($440,500) and $562,457, respectively.

17. CONCENTRATION OF CREDIT RISKS

As of June 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

No customer accounted for more than 10% of total accounts receivable as of June 30, 2019 and December 31, 2018.

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

YANGTZE RIVER PORT and LOGISTICS LIMITED

NOTES TO the UNAUDITED CONDENSED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

For the three months ended June 30, 2019 and 2018, rental expenses under operating leases were $22,185 and $29,287, respectively. For the six months ended June 30, 2019 and 2018, rental expenses under operating leases were $44,370 and $51,472, respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on June 30, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018 and February 25, 2019, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2020. The future obligations for operating leases of each years subsequent to June 30, 2019 are as follows:

(Unaudited)
2020	$66,555
2021 and thereafter	-
Total minimum payment required	$66,555

Legal proceeding

On October 24, 2018, Stenergy, LLC filed a lawsuit against the Company in the New York State Supreme Court, New York County. The two-count complaint alleges that the Company breached a contract with Stenergy, LLC and seeks damages arising from the breach, and further seeks recovery under a quantum meruit theory to obtain the reasonable value of its services performed. The Company answered the complaint with affirmative defenses on December 4, 2018. The parties are currently engaged in the discovery phase of the matter. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

On January 2, 2019 a class action complaint has been filed with the United States District Court, Eastern District of New York on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Court recently entered an Order approving of lead counsel and lead plaintiff. On June 3, 2019, counsel for the lead plaintiff filed an Amended Complaint, asserting the same two causes of action, albeit with greater verbosity. The Amended Complaint alleges the defendants made materially false and/or misleading statements and/or failed to disclose that: (1) the Company’s purported lease of the Wuhan Yangtze River Newport Logistics Center, the Company’s main asset, was a fabrication; (2) the Company’s only operating subsidiary, Wuhan Newport, was declared insolvent in China due to a number of default judgments against it; and (3) as a result, the defendants’ statements about its business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The class action seeks to recover damages against the defendants’ actions. On July 17, 2019, the Company filed a Motion to Dismiss the Amended Complaint for failure to state a claim. That motion is still in the midst of the briefing phase, and thus remains pending. Finally, as of the date of this report, no class has yet to be certified. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

On January 23, 2019, we filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on us for Defendants’ own financial gain. The impetus for the action was a false, misleading and defamatory unsigned article published on December 6, 2018 through one of the Defendants’ aliases, “Hindenburg Research,” which erroneously accused us of making fraudulent misrepresentations in our public filings with the U.S. Securities and Exchange Commission or intentionally omitting material information in those filings, laundering money through sham transactions for the benefit of our Chief Executive Officer, and being ensnared in a catastrophic liquidity crisis rendering the Company worthless. An amended complaint, substantially similar to the initial complaint, was filed on January 25, 2019. Service was effectuated on the Defendants on January 29, 2019, who moved to dismiss the case. The Defendants’ motion is currently pending before the Court. Oral arguments are scheduled for August 14, 2019. Discovery is stayed pending resolution of the motion. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

Other than the above, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company did not identify any other material commitment and contingency as of June 30, 2019.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $269,615,280 and $270,752,249, respectively as of June 30, 2019 and December 31, 2018. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the three and six months indicated in U.S. dollars.

	(Unaudited) For the Three Months Ended June 30,		(Unaudited) For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	1,277,733	2,145,925	1,746,257	3,295,013
Total operating expenses	1,277,733	2,145,925	1,746,257	3,295,013

Loss from operations	(1,277,733)	(2,145,925)	(1,746,257)	(3,295,013)

Other income (expenses)
Other income	732	-	732	1,543
Other expenses	-	(9,080)	-	(9,080)
Interest income	5,208	71	5,310	93
Interest expenses	(2,128,280)	(2,217,659)	(4,425,044)	(4,400,466)
Total other expenses	(2,122,340)	(2,226,668)	(4,419,002)	(4,407,910)

Loss before income taxes	(3,400,073)	(4,372,593)	(6,165,259)	(7,702,923)
Income taxes benefits	267,635	293,058	536,810	573,401
Net loss	$(3,132,438)	$(4,079,535)	$(5,628,449)	$(7,129,522)

Other comprehensive income
Foreign currency translation adjustments	9,337,284	(15,499,554)	480,163	(4,866,681)
Comprehensive loss	$6,204,846	$(19,579,089)	$(5,148,286)	$(11,996,203)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	177,456,944	172,369,666	174,981,151	172,357,126

Revenue.

We did not generate any revenue from the sales of real estate property for the three and six months ended June 30, 2019 and 2018. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three and six months ended June 30, 2019 and 2018, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three and six months ended June 30, 2019 and 2018.

Selling expenses.

Selling expenses was $nil for the three and six months ended June 30, 2019 and 2018.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. For the three months ended June 30, 2019, general and administrative expenses were $1,277,733, compared to $2,145,925 for the three months ended June 30, 2018, a decrease of $868,192 or 40.5%. General and administrative expenses were $1,746,257 for the six months ended June 30, 2019, compared to $3,295,013 for the six months ended June 30, 2018, a decrease of $1,548,756 or 47.0%. The decrease was primarily due to a decrease in share-based compensation expenses for professional services.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2019, operating loss was $1,277,733, compared to operating loss of $2,145,925 for the three months ended June 30, 2018, a decrease of operating loss of $868,192, or approximately 40.5%. Operating loss was $1,746,257 for the six months ended June 30, 2019, compared to operating loss of $3,295,013 for the six months ended June 30, 2018, a decrease of operating loss of $1,548,756, or approximately 47.0%.

Other expenses.

For the three months ended June 30, 2019, other expenses totaling $2,122,340, compared to other expense totaling $2,226,668 for the three months ended June 30, 2018. The other expenses mainly comprise interest expenses. Interest expenses were $2,128,280 for the three months ended June 30, 2019, compared to $2,217,659 for the three months ended June 30, 2018, a decrease of $89,379 or 4.0%. We had other expenses totaling $4,419,002 for the six months ended June 30, 2019, compared to other expense totaling $4,407,910 for the six months ended June 30, 2018. Interest expenses were $4,425,044 for the six months ended June 30, 2019, compared to $4,400,466 for the six months ended June 30, 2018, an increase of $24,578 or 0.6%.

Income tax.

For the three months ended June 30, 2019, income tax benefit was $267,635, compared to $293,058 for the three months ended June 30, 2018. We received an income tax benefit of $536,810 for the six months ended June 30, 2019, compared to $575,401 for the six months ended June 30, 2018.

Net loss.

As a result of the factors described above, for the three months ended June 30, 2019, net loss from operations was $3,132,438, compared to net loss of $4,079,535 for the three months ended June 30, 2018, a decrease in loss of $947,097 or 23.2%. Our net loss from operations for the six months ended June 30, 2019 was $5,628,449, compared to net loss of $7,129,522 for the six months ended June 30, 2018, a decrease in loss of $1,501,073 or 21.1%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three and six months ended June 30, 2019 was $9,337,284 and $480,163 respectively, compared to a foreign currency loss of $15,499,554 and $4,866,681 for the three and six months ended June 30, 2018. The changes reflect the significant depreciation of RMB to U.S. dollars for the three and six months ended June 30, 2019.

Net loss available to common stockholders.

For the three months ended June 30, 2019, net loss available to our common stockholders was $0.02 per share (basic and diluted), compared to net loss of the $0.02 per share (basic and diluted), for the three months ended June 30, 2018. Net loss available to our common stockholders was $0.03 per share (basic and diluted), for the six months ended June 30, 2019, compared to net loss of the $0.04 per share (basic and diluted), for the six months ended June 30, 2018.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six months indicated:

	Six Months Ended June 30,
	2019	2018
Net Cash Used in Operating Activities	$1,771,150	$3,393,980
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$7,300,426	$3,465,326

We had a balance of cash and cash equivalents of $5,650,177 as of June 30, 2019. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $1,771,150 for the six months ended June 30, 2019, compared to net cash used in operating activities of $3,393,980 for the six months ended June 30, 2018, a decrease of $1,622,830.

The decrease in net cash used in operating activities was primarily contributed by the following factors:

●	Changes in other payables and accrued liabilities provided $4,231,308 cash inflow for the six months ended June 30, 2019, compared to other payables and accrued liabilities contributing $3,083,715 cash inflow for the six months ended June 30, 2018, which led to a decrease of $1,147,593 in net cash outflow.

●	We have net loss of $5,628,449 for the six months ended June 30, 2019, compared to net loss of $7,129,522 for the six months ended June 30, 2018, which led to a decrease of $1,501,073 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for each of the six months ended June 30, 2019 and 2018.

Financing Activities. Net cash provided by financing activities were $7,300,426 for the six months ended June 30, 2019, compared to net cash of $3,465,326 provided by financing activities for the six months ended June 30, 2018, representing an increase of $3,835,100 in cash inflow. The increase was primarily because we had issued common stock generating $6,391,678 cash inflow, and we had advances of $1,492,398 from related parties for the six months ended June 30, 2019.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the first quarter ended June 30, 2019.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2019:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are aware that a class action complaint has been filed on January 2, 2019 with the United States District Court, Eastern District of New York on January 2, 2019 on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (Civil Action Number 1:19-cv-00024-DLI-LB) (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Court recently entered an Order approving of lead counsel and lead plaintiff. On June 3, 2019, counsel for the lead plaintiff filed an Amended Complaint, asserting the same two causes of action, albeit with greater verbosity.

The Amended Complaint alleges the defendants made materially false and/or misleading statements and/or failed to disclose that: (1) the Company’s purported lease of the Wuhan Yangtze River Newport Logistics Center, the Company’s main asset, was a fabrication; (2) the Company’s only operating subsidiary, Wuhan Newport, was declared insolvent in China due to a number of default judgments against it; and (3) as a result, the defendants’ statements about its business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The class action seeks to recover damages against the defendants’ actions.

On July 17, 2019, the Company filed a Motion to Dismiss the Amended Complaint for failure to state a claim. That motion is still in the midst of the briefing phase, and thus remains pending. Finally, as of the date of this report, no class has yet to be certified.

In addition, on October 24, 2018, Stenergy, LLC filed a lawsuit against the Company in the New York State Supreme Court, New York County. The two-count complaint alleges that the Company breached a contract with Stenergy, LLC and seeks damages arising from the breach, and further seeks recovery under a quantum meruit theory to obtain the reasonable value of its services performed. The Company answered the complaint with affirmative defenses on December 4, 2018. The parties are currently engaged in the discovery phase of the matter.

On January 23, 2019, we filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on us for Defendants’ own financial gain. The impetus for the action was a false, misleading and defamatory unsigned article published on December 6, 2018 through one of the Defendants’ aliases, “Hindenburg Research,” which erroneously accused us of making fraudulent misrepresentations in our public filings with the U.S. Securities and Exchange Commission or intentionally omitting material information in those filings, laundering money through sham transactions for the benefit of our Chief Executive Officer, and being ensnared in a catastrophic liquidity crisis rendering the Company worthless. An amended complaint, substantially similar to the initial complaint, was filed on January 25, 2019.  Service was effectuated on the Defendants on January 29, 2019, who moved to dismiss the case. The Defendants’ motion is currently pending before the Court. Oral arguments are scheduled for August 14, 2019. Discovery is stayed pending resolution of the motion.

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

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by proposing new or higher tariffs on specified products imported from the United States. On April 3, 2018, the Office of the United States Trade Representative published a notice of determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notice”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprise approximately US$50 billion in annual trade value for calendar year 2018. In response, China has proposed tariffs on a number of U.S. goods, on a much smaller scale, in the current time. Based on our analysis of the list of products set forth in the Notice, we expect that the proposed tariffs will not have a material direct impact on our business operations, as we are based in the PRC, and deliver services to customers exclusively located within the PRC market. However, the proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain PRC industries that will likely be affected by the proposed tariffs. As such, we may have access to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: August 6, 2019	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)