Form 10-Q
period 2019-09-30
Yangtze River Port & Logistics Ltd
filed 2019-11-12
CIK 1487843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(646) 861-3315

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  November 8, 2019, there were 179,528,638 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

YANGTZE RIVER PORT AND LOGISTICS LIMITED

i

PART I. FINANCIAL INFORMATION

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,366,277	$120,796
Other assets and receivables	4,076,723	4,173,385
Real estate property completed	28,666,277	29,791,090
Real estate properties and land lots under development	332,419,076	345,326,408
Property and equipment, net	27,407	30,610
Deferred tax assets	7,118,961	6,604,801
Total Assets	$377,674,721	$386,047,090

LIABILITIES AND EQUITY
Liabilities
Accounts payable	5,004,910	5,201,293
Due to related parties	39,116,478	38,719,890
Other taxes payable	24,249	12,600
Other payables and accrued liabilities	30,888,093	25,285,710
Real estate property refund and compensation payables	27,946,293	28,005,723
Convertible notes	75,000,000	75,583,650
Loans payable	40,246,769	41,825,980
Total Liabilities	$218,226,792	$214,634,846

Equity
Preferred stock at $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 179,528,638 and 172,532,565 shares, respectively issued and outstanding at September 30, 2019 and December 31, 2018	17,953	17,253
Additional paid-in capital	251,462,137	245,071,159
Accumulated losses	(63,183,402)	(54,954,952)
Accumulated other comprehensive loss	(28,848,759)	(18,721,216)
Total Equity	$159,447,929	$171,412,244
Total Liabilities and Equity	$377,674,721	$386,047,090

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	(Unaudited) For the Three Months Ended September 30,		(Unaudited) For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	731,949	2,799,619	2,478,206	4,945,544
Total operating expenses	731,949	2,799,619	2,478,206	4,945,544

Loss from operations	(731,949)	(2,799,619)	(2,478,206)	(4,945,544)

Other income (expenses)
Other income	-	1,543	732	1,543
Other expenses	-	(3,943)	-	(13,023)
Interest income	266	91	5,576	162
Interest expenses	(2,126,635)	(5,125,569)	(6,551,679)	(7,343,228)
Total other expenses	(2,126,369)	(5,127,878)	(6,545,371)	(7,354,546)

Loss before income taxes	(2,858,318)	(7,927,497)	(9,023,577)	(12,300,090)
Income taxes benefits	258,317	548,602	795,127	841,660
Net loss	$(2,600,001)	$(7,378,895)	$(8,228,450)	$(11,458,430)

Other comprehensive income
Foreign currency translation adjustments	(10,607,705)	366,904	(10,127,542)	(15,132,650)
Comprehensive income (loss)	$(13,207,706)	$(7,011,991)	$(18,355,992)	$(26,591,080)

Loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic	179,528,638	172,445,984	176,513,639	172,432,070
Diluted	179,528,638	180,905,416	176,513,639	175,281,297

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated losses	comprehensive (loss) income	Total

Balance, January 1, 2018	172,344,446	17,234	243,614,178	(41,238,467)	(3,156,422)	199,236,523
Net loss	-	-	-	(3,049,987)	-	(3,049,987)
Foreign currency translation adjustment	-	-	-	-	10,632,873	10,632,873

Balance, March 31, 2018	172,344,446	17,234	243,614,178	(44,288,454)	7,476,451	206,819,409

Issuance of shares	45,000	5	206,996	-	-	207,001
Net loss	-	-	-	(4,079,535)	-	(4,079,535)
Foreign currency translation adjustment	-	-	-	-	(15,499,554)	(15,499,554)

Balance, June 30, 2018	172,389,446	17,239	243,821,174	(48,367,989)	(8,023,103)	187,447,321

Issuance of shares	143,119	14	1,249,985	-	-	1,249,999
Net loss	-	-	-	(7,378,895)	-	(7,378,895)
Foreign currency translation adjustment	-	-	-	-	366,904	366,904

Balance, September 30, 2018	172,532,565	17,253	245,071,159	(55,746,884)	(7,656,199)	181,685,329

Balance, January 1, 2019	172,532,565	17,253	245,071,159	(54,954,952)	(18,721,216)	171,412,244
Net loss	-	-	-	(2,496,011)	-	(2,496,011)
Foreign currency translation adjustment	-	-	-	-	6,707,673	6,707,673

Balance, March 31, 2019	172,532,565	17,253	245,071,159	(57,450,963)	(12,013,543)	175,623,906

Issuance of shares	6,996,073	700	6,390,978	-	-	6,391,678
Net loss	-	-	-	(3,132,438)	-	(3,132,438)
Foreign currency translation adjustment	-	-	-	-	(6,227,510)	(6,227,510)

Balance, June 30, 2019	179,528,638	17,953	251,462,137	(60,583,401)	(18,241,053)	172,655,636

Net loss	-	-	-	(2,600,001)	-	(2,600,001)
Foreign currency translation adjustment	-	-	-	-	(10,607,706)	(10,607,706)

Balance, September 30, 2019	179,528,638	17,953	251,462,137	(63,183,402)	(28,848,759)	159,447,929

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(8,228,450)	$(11,458,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, and equipment	2,239	16,591
Loss on disposal of property, and equipment	-	13,023
Deferred tax benefit	(795,127)	(841,660)
Share-based compensation expense	(422,500)	1,630,457
Changes in operating assets and liabilities:
Other assets and receivables	-	6,210
Real estate properties and land lots under development	(136,476)	(172,199)
Other taxes payable	12,626	-
Other payables and accrued liabilities	6,398,255	5,432,722
Real estate property refund and compensation payables	1,039,265	1,092,591
Net Cash Used In Operating Activities	(2,130,168)	(4,280,695)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	-	8,546,202
Issuance of shares	6,391,678	-
Redemption of notes payable	(583,650)	(6,805,263)
Advances from related parties	1,568,999	7,551,311
Repayment to related parties	-	(4,911,104)
Net Cash Provided By Financing Activities	7,377,027	4,381,146

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,378)	(1,960)

Net Increase In Cash and Cash Equivalents	5,246,859	100,451
Cash and Cash Equivalents at Beginning of Period	120,796	58,414
Cash and Cash Equivalents at End of Period	$5,366,277	$156,905

Supplemental Cash Flow Information:
Cash paid for interest expense	$177,969	$2,516,530
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Restricted shares issued and the related increase in additional paid-in capital for services	$-	$1,457,000

See notes to the unaudited condensed consolidated financial statements

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

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

On December 31, 2015, the Company entered into certain stock purchase and business sale agreements (the “Agreements”) with Kirin Global Enterprises, Inc. (the “Purchaser”), a California corporation and an entity controlled by a former officer and director of the Company whereby the Company sold its interest in certain subsidiaries (see Note 11) for an aggregate of $75,000,002 (the “Sale”).

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

On July 2, 2019, the Company acquired Mega Ample Investment Limited (“Mega Ample”), a company incorporated in the BVI as at December 2, 2016. Mega Ample is an investment holding company and owns 100% of Ricofeliz Holding & Development Limited (“Ricofeliz Holding”), a company incorporated in Hong Kong as at January 9, 2017. Ricofeliz Holding was inactive.

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

The closing of the transaction is conditioned upon satisfaction of due diligence by both parties, the completion of auditing of the financial statements of the Acquiree, and the approval of relevant regulatory agencies.

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

2.3 Cash and cash equivalents

Cash and cash equivalents consist of cash and bank deposits with original maturities of three and nine months or less, which are unrestricted as to withdrawal and use the Company maintains accounts at banks and has not experienced any losses from such concentrations.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses for the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019 and December 31, 2018, financial instruments of the Company primarily comprise of cash, accrued interest receivables, other receivables, short-term bank loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2019	December 31, 2018
Balance sheet items, except for equity accounts	7.1484	6.8785

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Items in the statements of operations and comprehensive income, and statement of cash flows	6.8256	6.8100	6.8644	6.5119

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

The Company has not generated any revenue from the sales of real estate property for the three and nine months ended September 30, 2019 and 2018.

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

2.11 Capitalization of interest

In accordance with ASC 360, Property, Plant and Equipment, interest incurred during construction is capitalized to properties under development. For the three and nine months ended September 30, 2019 and 2018, $nil and $nil were capitalized as properties under development, respectively.

2.12 Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 720-35, Advertising Costs. For the three and nine months ended September 30, 2019 and 2018, the Company recorded advertising expenses of $nil and $nil , respectively.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2019 and December 31, 2018, the Company did not have any uncertain tax position.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. OTHER ASSETS AND RECEIVABLES

Other assets and receivables as of September 30, 2019 and December 31, 2018 consisted of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Deposits and other receivables	$769	$799
Underwriting commission deposit	1,600,000	1,600,000
Prepaid rent and deposit	13,228	13,228
Prepaid share-based compensation expenses	-	-
Excessive business tax and related urban construction and education surcharge	1,567,809	1,629,326
Excessive land appreciation tax	894,917	930,032
Other assets and receivables	$4,076,723	$4,173,385

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

5. REAL ESTATE PROPERTY COMPLETED

The account balance and components of the real estate property completed were as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Properties completed
Wuhan Centre China Grand Steel Market
Costs of land use rights	$7,008,058	$7,283,042
Other development costs	21,658,219	22,508,048
Real estate investment property, net	$28,666,277	$29,791,090

As of September 30, 2019, the sole and wholly owned developing project of the Company is called Wuhan Centre China Grand Steel Market (Phase 1) Commercial Building in the south of Hans Road, Wuhan Yangluo Economic Development Zone with approximately 222,496.6 square meters of total construction area. Since June 2009, the Company commenced the construction of the project that funded through a combination of bank loans and advances from shareholders. The Company has obtained certificates representing titles of the land use rights used for the development of the project. As of September 30, 2019, the Company has completed the construction of four buildings covering area of approximately 35,350.4 square meters of construction area. The Company values the real estate assets based on estimates using present value by quoted prices for comparable real estate projects.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. REAL ESTATE PROPERTIES AND LAND LOTS UNDER DEVELOPMENT

The components of real estate properties and land lots under development were as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Properties under development
Wuhan Centre China Grand Steel Market
Costs of land use rights	$8,451,949	$8,783,588
Other development costs	36,464,459	37,759,063
Land lots undeveloped
Costs of land use rights	287,502,668	298,783,757
Real estate properties and land lots under development	$332,419,076	$345,326,408

The investments in undeveloped land were acquired in September, 2007. The Company leases the land under land use right leases with various terms from the PRC government, and does not have ownership of the underlying land.

As of September 30, 2019, the Company has three buildings under development of the project described in Note 5 covering area of approximately 57,450.4 square meters of construction area.

Land use right with net book value of $164,632,831, including in real estate held for development and land lots undeveloped were pledged as collateral for the financial institution loan as at September 30, 2019. (See Note 10)

7. PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% of estimated salvage value below:

	Useful life years	September 30, 2019	December 31, 2018
		(Unaudited)
Fixture, furniture and office equipment	5	$60,300	$62,249
Vehicles	5	266,210	276,655
Less: accumulated depreciation		(299,103)	(308,294)
Property and equipment, net		$27,407	$30,610

Depreciation expense totaled $604 and $5,370, respectively for the three months ended September 30, 2019 and 2018. Depreciation expense totaled $2,239 and $16,591, respectively for the nine months ended September 30, 2019 and 2018.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Salaries payable	$745,989	$1,066,279
Compensation payable to consultants	47,250	131,750
Business tax and related urban construction and education surcharge	17,004	13,049
Deposits from contractors	152,482	158,465
Sundry payables	-	3,523
Interest payable on convertible notes	21,346,036	16,878,843
Interest payable on loans	8,579,332	7,033,801
Total other payables and accrued liabilities	$30,888,093	$25,285,710

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

Owing to commercial reasons, the Company decided to terminate the agreements made for the sale of the real estate properties in relation to the project of Wuhan Centre China Grand Market. According to the agreements of sales, the Company is obliged to compensate the purchaser at a rate equal to 6% per annum or 0.05% per day on the deposits paid. In the three months ended September 30, 2019 and 2018, the Company incurred $339,459 and $347,562 compensation expenses which were included in general and administrative expenses. In the nine months ended September 30, 2019 and 2018, the Company incurred $ 1,039,265 and $1,092,591 compensation expenses which were included in general and administrative expenses.

As at September 30, 2019, 375 out of 443 agreements were cancelled, and no completed office (or real estate certificate) has been delivered to the purchaser. The Company is still in the progress of negotiating with the purchasers for the cancellation of the remaining agreements. The directors of the Company are of the opinion that almost all of the purchasers shall accept the cancellation. If, finally the purchaser insisted on the execution of the agreement, the Company will accept.

Real estate property refund and compensation payable represent the amount of customer deposits received and the compensation calculated in accordance with the provisions in the sales agreements. The payable consists of the followings:

	September 30, 2019	December 31, 2018
	(Unaudited)
Property sales deposits	$18,301,295	$19,029,380
Compensation	9,644,998	8,976,343
Real estate property refund and compensation payable	$27,946,293	$28,005,723

10. LOANS PAYABLE

Bank name	Term	September 30, 2019	December 31, 2018
		(Unaudited)
China Construction Bank	From May 30, 2014 to May 29, 2020	$40,246,769	$41,825,980

Loans are floating rate loans whose rates (2019: 6% per annum and 2018: 6% per annum) are set at 5% above the over 5 years base borrowing rate stipulated by the People’s Bank of China. Interest expenses incurred on loans payable for the three months ended September 30, 2019 and 2018 was $614,306 and $632,439, respectively. Interest expenses incurred on loans payable for the nine months ended September 30, 2019 and 2018 was $1,886,039 and $1,988,129, respectively.

Land use right with net book value of $164,632,831, including in real estate held for development and land lots under development were pledged as collateral for the loan as at September 30, 2019.

The aggregate maturities of loans payable of each of years subsequent to September 30, 2019 are as follows:

(Unaudited)
2020	$16,786,974
2021	23,459,795
Loans payable	$40,246,769

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

The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $1,512,329 and $1,540,521, respectively, for the three months ended September 30, 2019 and 2018. The interest expense for the convertible note included in the unaudited condensed consolidated statements of operations was $4,665,640 and $3,044,673, respectively, for the nine months ended September 30, 2019 and 2018.

The interest payable for the convertible notes included in the unaudited condensed consolidated balance sheets was $21,346,036 and $16,878,843, respectively as at September 30, 2019 and December 31, 2018.

12. EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $13,933 and $3,334 respectively, for the three months ended September 30, 2019 and 2018. The contributions made by the Company were $44,482 and $11,200 respectively, for the nine months ended September 30, 2019 and 2018.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

13. INCOME TAXES

The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

Energetic Mind and Mega Ample were incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, Energetic Mind is not subject to tax on income.

Ricofeliz Capital and Ricofeliz Holding were incorporated in Hong Kong. No provision for Hong Kong profits tax has been made in the financial statements as there are no assessable profits.

Wuhan Newport was incorporated in the PRC, was governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%.

Income tax expenses for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$-	$-	$-
Deferred tax benefit	258,317	548,602	795,127	841,660
Total	$258,317	$548,602	$795,127	$841,660

A reconciliation of the income tax benefit determined at the PRC EIT income tax rate to the Company’s effective income tax benefit is as follows:

	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
EIT at the PRC statutory rate of 25%	$2,255,894	$3,075,023
Valuation allowance	(1,460,767)	(2,233,363)
Total	$795,127	$841,660

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019	December 31, 2018
Deferred tax assets	(Unaudited)
Operating loss carry forward	$464,906	$504,000
Excess of interest expenses	3,279,136	3,198,679
Accrued expenses	3,374,919	2,902,122
Total	$7,118,961	$6,604,801

The Company had net operating losses carry forward of $2,111,992 as of September 30, 2019 which will expire on various dates between December 31, 2019 and 2024.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

14. LOSS PER SHARE

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss for basic and diluted loss per share	$(2,600,001)	$(7,378,895)	$(8,228,450)	$(11,458,430)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	179,528,638	172,445,984	176,513,639	172,432,070

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.05)	$(0.07)

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

15.2 Related party balances and transactions

Amount due to Mr Zhao Weibin were $114,893 and $119,402 as at September 30, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr Zhao Weibin is as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$119,402	$126,240
Exchange difference adjustment	(4,509)	(6,838)
At end of period	$114,893	$119,402

Amount due to Mr Liu Xiangyao were $39,001,585 and $38,600,488 as at September 30, 2019 and December 31, 2018, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of changes in the amount due to Mr Liu Xiangyao is as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$38,600,488	$35,821,264
Advances from the director	1,583,384	9,449,032
Repayment to the director	-	(4,920,168)
Exchange difference adjustment	(1,182,287)	(1,749,640)
At end of period	$39,001,585	$38,600,488

As at September 30, 2019 and December 31, 2018, the outstanding balance due to Jasper under the convertible note was $75,000,000 plus any accrued interest. The interest payable to Jasper were $21,346,036 and $16,858,364 as at September 30, 2019 and December 31, 2018, respectively. Details of the convertible note are stated in Note 11.

A summary of changes in the interest payable to Jasper is as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
At beginning of period	$16,858,364	$12,197,260
Repayment	-	(1,338,896)
Interest expense	4,487,672	6,000,000
At end of period	$21,346,036	$16,858,364

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

On May 5, 2017, the Company entered into an employment agreement with Mr. Tsz-Kit Chan (“Mr Chan”) to serve as the Company’s Chief Financial Officer that the Company granted 100,000 shares of the Company’s common stock for his first year of employment. As at September 30, 2019, the Company has not issued the shares and theses shares were valued at $0.69 per share. For the three and nine months ended September 30, 2019, the Company recognized (reversed) compensation expenses of $14,400 and ($338,000) due to the changes in the fair value of the unissued shares.

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

On May 12, 2017, the Company had an agreement with Buckman, Buckman & Reid, Inc., that the Company granted 70,000 shares of the Company’s shares of the Company’s common stock for services rendered by Buckman, Buckman & Reid, Inc. On May 12, 2018, the Company has issued 45,000 shares and valued at $4.60 per share. The unissued shares of 25,000 were valued at $0.69 per share as at December 31, 2018. For the three and nine months ended September 30, 2019, the Company recognized (reversed) compensation expenses of $3,600 and ($84,500) due to the changes in the fair value of the unissued shares.

For the three months ended September 30, 2019 and 2018, the Company recorded share-based compensation expenses of ($18,000) and $1,275,000, respectively. Total share-based compensation (reversal) expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 was ($422,500) and $1,630,457, respectively.

17. CONCENTRATION OF CREDIT RISKS

As of September 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China and the US, which management believes are of high credit quality.

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

Accounts receivable [Member]

No customer accounted for more than 10% of total accounts receivable as of September 30, 2019 and December 31, 2018.

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

During the year ended December 31, 2018, Wuhan Newport was also involved in other bank loan disputes and the judgments were rendered. Wuhan Newport, a subsidiary of the Company, was acting as a guarantor for certain loans taken out by a large shareholder of Wuhan Newport before it became a subsidiary of the Company. As result of judgments, the shareholder has undertaken in writing to be solely responsible for all these loans without recourse to Wuhan Newport and has entered into a repayment plan with his creditor(s). Accordingly, no enforcement actions have been instituted against Wuhan Newport and in accordance with legal opinion from PRC counsel, there are no legal or financial liability accorded to Wuhan Newport.

18. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

For the three months ended September 30, 2019 and 2018, rental expenses under operating leases were $22,185 and $22,185, respectively. For the nine months ended September 30, 2019 and 2018, rental expenses under operating leases were $66,555 and $73,657, respectively.

On April 1, 2017, the Company made a lease agreement with 41 John Street Equities LLC. The term of the lease is one year, beginning on April 1, 2017 and ending on September 30, 2018. The Company made a one-time full payment of $96,135 including security deposit for the entire leasing period.

On January 16, 2018 and February 25, 2019, the Company extended the lease agreement with 41 John Street Equities LLC to March 31, 2020. The future obligations for operating leases of each years subsequent to September 30, 2019 are as follows:

(Unaudited)
2020	$44,370
2021 and thereafter	-
Total minimum payment required	$44,370

YANGTZE RIVER PORT AND LOGISTICS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Legal proceedings

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

On January 2, 2019 a class action complaint has been filed with the United States District Court, Eastern District of New York on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Court recently entered an Order approving of lead counsel and lead plaintiff. On June 3, 2019, counsel for the lead plaintiff filed an Amended Complaint, asserting the same two causes of action, albeit with greater verbosity. The Amended Complaint alleges the defendants made materially false and/or misleading statements and/or failed to disclose that: (1) the Company’s purported lease of the Wuhan Yangtze River Newport Logistics Center, the Company’s main asset, was a fabrication; (2) the Company’s only operating subsidiary, Wuhan Newport, was declared insolvent in China due to a number of default judgments against it; and (3) as a result, the defendants’ statements about its business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The class action seeks to recover damages against the defendants’ actions. On July 17, 2019, the Company filed a Motion to Dismiss the Amended Complaint for failure to state a claim. That motion is still pending, though it has been fully briefed. Finally, as of the date of this report, no class has yet to be certified. Management believes that the Company will prevail this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company did not identify any other material commitment and contingency as of September 30, 2019.

19. RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiary incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiary incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless such reserve have reached 50% of their respective registered capital. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each subsidiary. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiary incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends or advances from PRC subsidiary. Such restriction amounted to $258,229,419 and $270,752,249, respectively as of September 30, 2019 and December 31, 2018. Except for the above, there is no other restriction on the use of proceeds generated by the Company’s subsidiary to satisfy any obligations of the Company.

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

On October 17, 2019, the Nasdaq Listing and Hearing Review Council informed the Company of its decision to affirm the prior decision of the Nasdaq Hearings Panel, dated August 16, 2019, to delist the Company’s securities from The Nasdaq Stock Market, LLC (“NASDAQ”). The suspension of trading in the shares became effective at the open of business on August 20, 2019.

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

Recent developments

On May 29, 2019, the Company received a delisting notification from NASDAQ indicating that the Nasdaq Regulation Staff has determined to delist the Company’s common stock from NASDAQ pursuant to Rule 5810(c)(1). The Company submitted evidence and explanations in response. On August 16, 2018, the Company received notice from the Nasdaq Hearings Panel (the “Panel”) of the Panel’s decision to delist the Company’s shares from listing on NASDAQ. Suspension of trading in the shares became effective at the open of business on August 20, 2019. NASDAQ will complete the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission after applicable appeal periods have lapsed. The management of the Company believed that the Panel’s reasons for the decision were incorrect, which is unjust and unfair to the Company. On August 22, 2019, the Company sent a request to the Nasdaq Listing and Hearing Review Council (the “Review Council”) to review and reconsider the decision. On October 17, 2019, the Review Council informed the Company of its decision to affirm the prior decision of the Panel to delist the Company’s securities from NASDAQ. Following the suspension of trading, our common stock has been quoted on the OTC Markets and continues to trade under the symbol “YRIV”.

The Company intended to take a corporate action to effectuate a 10 for 1 reverse stock split, and requested the Financial Industry Regulatory Authority (“FINRA”) to make an announcement of such a corporate action, which request was denied by FINRA however, on October 18, 2019.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we consider our estimates on revenue recognition, impairment of long-lived assets, and real estate property refunds and compensation payables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2019.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the three and nine months indicated in U.S. dollars.

	(Unaudited) For the Three Months Ended September 30,		(Unaudited) For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling expenses	-	-	-	-
General and administrative expenses	731,949	2,799,619	2,478,206	4,945,544
Total operating expenses	731,949	2,799,619	2,478,206	4,945,544

Loss from operations	(731,949)	(2,799,619)	(2,478,206)	(4,945,544)

Other income (expenses)
Other income	-	1,543	732	1,543
Other expenses	-	(3,943)	-	(13,023)
Interest income	266	91	5,576	162
Interest expenses	(2,126,635)	(5,125,569)	(6,551,679)	(7,343,228)
Total other expenses	(2,126,369)	(5,127,878)	(6,545,371)	(7,354,546)

Loss before income taxes	(2,858,318)	(7,927,497)	(9,023,577)	(12,300,090)
Income taxes benefits	258,317	548,602	795,127	841,660
Net loss	$(2,600,001)	$(7,378,895)	$(8,228,450)	$(11,458,430)

Other comprehensive income
Foreign currency translation adjustments	(10,607,705)	366,904	(10,127,542)	(15,132,650)
Comprehensive income (loss)	$(13,207,706)	$(7,011,991)	$(18,355,992)	$(26,591,080)

Loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic	179,528,638	172,445,984	176,513,639	172,432,070
Diluted	179,528,638	180,905,416	176,513,639	175,281,297

Revenue.

We did not generate any revenue from the sales of real estate property for the three and nine months ended September 30, 2019 and 2018. In addition, since our Logistics Center is still in its development stage and therefore is not yet in operation, we have not started providing any logistics service within our port terminal and have not generated any revenue from providing such services.

Cost of revenue.

During the three and nine months ended September 30, 2019 and 2018, our cost of goods sold was $nil.

Gross profit.

Our gross margin was $nil for the three and nine months ended September 30, 2019 and 2018.

Selling expenses.

Selling expenses was $nil for the three and nine months ended September 30, 2019 and 2018.

General and administrative expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses (including legal expenses, accounting expenses and other professional service expenses) and stock compensation. For the three months ended September 30, 2019, general and administrative expenses were $731,949, compared to $2,799,619 for the three months ended September 30, 2018, a decrease of $2,067,670 or 73.9%. General and administrative expenses were $2,478,206 for the nine months ended September 30, 2019, compared to $4,945,544 for the nine months ended September 30, 2018, a decrease of $2,467,338 or 49.9%. The decrease was primarily due to a decrease in share-based compensation expenses for professional services.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2019, operating loss was $731,949, compared to operating loss of $2,799,619 for the three months ended September 30, 2018, a decrease of operating loss of $2,067,670, or approximately 73.9%. Operating loss was $2,478,206 for the nine months ended September 30, 2019, compared to operating loss of $4,945,544 for the nine months ended September 30, 2018, a decrease of operating loss of $2,467,338, or approximately 49.9%.

Other expenses.

For the three months ended September 30, 2019, other expenses totaling $2,126,369, compared to other expense totaling $5,127,878 for the three months ended September 30, 2018. The other expenses mainly comprise interest expenses. Interest expenses were $2,126,635 for the three months ended September 30, 2019, compared to $5,125,569 for the three months ended September 30, 2018, a decrease of $2,998,934 or 58.5%. We had other expenses totaling $6,545,371 for the nine months ended September 30, 2019, compared to other expense totaling $7,354,546 for the nine months ended September 30, 2018. Interest expenses were $6,551,679 for the nine months ended September 30, 2019, compared to $7,343,228 for the nine months ended September 30, 2018, a decrease of $791,549 or 10.8%.

Income tax.

For the three months ended September 30, 2019, income tax benefit was $258,317, compared to $548,602 for the three months ended September 30, 2018. We received an income tax benefit of $795,127 for the nine months ended September 30, 2019, compared to $841,660 for the nine months ended September 30, 2018.

Net loss.

As a result of the factors described above, for the three months ended September 30, 2019, net loss from operations was $2,600,001, compared to net loss of $7,378,895 for the three months ended September 30, 2018, a decrease in loss of $4,778,894 or 64.8%. Our net loss from operations for the nine months ended September 30, 2019 was $8,228,450, compared to net loss of $11,458,430 for the nine months ended September 30, 2018, a decrease in loss of $3,229,980 or 28.2%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three and nine months ended September 30, 2019 was $10,607,705 and $10,127,542 respectively, compared to a foreign currency gain (loss) of $366,904 and $(15,132,650) for the three and nine months ended September 30, 2018. The changes reflect the significant depreciation of RMB to U.S. dollars for the three and nine months ended September 30, 2019.

Net loss available to common stockholders.

For the three months ended September 30, 2019, net loss available to our common stockholders was $0.01 per share (basic and diluted), compared to net loss of the $0.04 per share (basic and diluted), for the three months ended September 30, 2018. Net loss available to our common stockholders was $0.05 per share (basic and diluted), for the nine months ended September 30, 2019, compared to net loss of the $0.07 per share (basic and diluted), for the nine months ended September 30, 2018.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine months indicated:

	Nine Months Ended September 30,
	2019	2018
Net Cash Used in Operating Activities	$2,130,168	$4,280,695
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$7,377,027	$4,381,146

We had a balance of cash and cash equivalents of $5,366,277 as of September 30, 2019. We have historically funded our working capital needs through advance payments from customers, bank borrowings, and capital from stockholders. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $2,130,168 for the nine months ended September 30, 2019, compared to net cash used in operating activities of $4,280,695 for the nine months ended September 30, 2018, a decrease of $2,150,527.

The decrease in net cash used in operating activities was primarily contributed by the following factors:

•	Changes in other payables and accrued liabilities provided $6,398,255 cash inflow for the nine months ended September 30, 2019, compared to other payables and accrued liabilities contributing $5,432,722 cash inflow for the nine months ended September 30, 2018, which led to a decrease of $965,533 in net cash outflow.

•	We have net loss of $8,228,450 for the nine months ended September 30, 2019, compared to net loss of $11,458,430 for the nine months ended September 30, 2018, which led to a decrease of $3,229,980 in net cash outflow.

Investing Activities. Net cash used in investing activities was $nil for each of the nine months ended September 30, 2019 and 2018.

Financing Activities. Net cash provided by financing activities were $7,377,027 for the nine months ended September 30, 2019, compared to net cash of $4,381,146 provided by financing activities for the nine months ended September 30, 2018, representing an increase of $2,995,881 in cash inflow. The increase was primarily because we had issued common stock generating $6,391,678 cash inflow, and we had advances of $1,568,999 from related parties for the nine months ended September 30, 2019.

On January 29, 2016, we received an undertaking commitment letter provided by our majority shareholder who was willing to provide sufficient funding on an as-needed basis. We believe that the financial commitment provided by our majority shareholder could provide the Company with sufficient capital resources to meet our capital needs for a reasonable period of time.

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

We have concluded that there are material weaknesses in our internal control over financial reporting for the third quarter ended September 30, 2019.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2019:

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

We also intend to take the following actions to address the material weaknesses described above:

●	Our Audit Committee of the Board will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations. We expect to provide it to our staff throughout the year of 2019; and

●	Our Audit Committee as well as the Board will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance. The review of the processes and procedures shall be carried out during the year of 2019.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 2, 2019, a class action complaint has been filed with the United States District Court, Eastern District of New York on behalf of Michael Behrendsen against the Company, Xiangyao Liu, Xin Zheng and Tsz-Kit Chan (the “Complaint”). The two-count Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Court recently entered an Order approving of lead counsel and lead plaintiff. On June 3, 2019, counsel for the lead plaintiff filed an Amended Complaint, asserting the same two causes of action, albeit with greater verbosity.

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

On July 17, 2019, the Company filed a Motion to Dismiss the Amended Complaint for failure to state a claim. That motion is still pending, though it has been fully briefed. Finally, as of the date of this report, no class has yet to be certified. Management believes that the Company will prevail in this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

On January 23, 2019, the Company filed a defamation lawsuit in the New York Supreme Court, New York County, against Hindenburg Research, Nathan Anderson, ClaritySpring Securities, LLC and ClaritySpring Inc. (collectively, “Defendants”) in response to their coordinated and orchestrated market manipulation scheme to disseminate false, misleading and defamatory content to the marketplace regarding the Company for the purpose of inflicting substantial reputational harm on the Company for Defendants’ own financial gain. Management believes that the Company will prevail in this lawsuit, and any resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Risks Related to the Ownership of Shares of Our Common Stock

OUR COMMON STOCK WAS SUSPENDED FROM TRADING ON NASDAQ WHICH MAY NEGATIVELY IMPACT THE TRADING PRICE AND LIQUIDITY OF OUR COMMON STOCK

Our common stock was suspended from trading on NASDAQ, prior to the opening of the market on August 20, 2019, and is quoted on the OTC Markets, retaining the symbol “YRIV”. NASDAQ will complete the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission after applicable appeal periods have lapsed. The trading of our common stock on the OTC Markets rather than NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

The suspension from trading, and the delisting, of our common stock from NASDAQ may adversely affect our ability to raise additional financing through public or private sales of equity securities, may significantly affect the ability of investors to trade our securities, and may negatively affect the value and liquidity of our common stock. Such delisting from NASDAQ may also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Furthermore, because of the limited market and low volume of trading in our common stock that could occur, the share price of our common stock could more likely be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties.

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, WHICH MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO SELL THEIR STOCK.

There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” Following the suspension of trading of our common stock on NASDAQ, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

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

THE INABILITY TO EFFECTUATE A REVERSE STOCK SPLIT MAY INHIBIT THE ABILITY OF THE COMPANY TO SEEK RELISTING OR UPGRADE ITS CURRENT LISTING

The Company intended to take a corporate action to effectuate a 10 for 1 reverse stock split, and requested FINRA to make an announcement of such a corporate action, which request was denied by FINRA, however, on October 18, 2019. If the Company is unable to effectuate a reverse stock split to increase the price of the Company’s common stock, it may inhibit the Company’s ability to seek relisting, or upgrade its current listing on the OTC Markets.

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

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by proposing new or higher tariffs on specified products imported from the United States. On April 3, 2018, the Office of the United States Trade Representative (the “USTR”) published a notice of determination and request for public comment under Section 301 under the Trade Act of 1974 concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprise approximately US$50 billion in annual trade value for calendar year 2018. In response, China proposed tariffs on a number of U.S. goods, on a much smaller scale, in the current time. Over the subsequent months, the U.S. government and China each responded by imposing a series of additional tariffs on goods imported from the other. Based on our analysis of the list of products set forth in the applicable notices published by the USTR, we expect that the tariffs (both implemented and proposed) will not have a material direct impact on our business operations, as we are based in the PRC, and deliver services to customers exclusively located within the PRC market. However, the proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain PRC industries that will likely be affected by the proposed tariffs. As such, we may have access to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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

WE MAY BE EXPOSED TO LIABILITIES UNDER THE FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAW.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees or consultants of the Company, because these parties are not always subject to our control. Our existing safeguards and any future improvements of anticorruption actions may prove to be less than effective, and the employees, consultants and/or distributors of the Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold the Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Recently, U.S. public companies that have substantially all of their operations in the PRC, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on the Company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, the Company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT THE COMPANY.

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

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON THE COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

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

Although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC’s tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider the Company to be a PRC resident enterprise. However, if the PRC’s tax authorities determine that we are a resident enterprise for the PRC’s enterprise income tax purposes, a number of unfavorable PRC tax consequences may follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as the PRC’s enterprise income tax reporting obligations. This would also mean that income such as interest on offering proceeds and non-China source income would be subject to the PRC’s enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiary would qualify as tax-exempt income, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC authorities responsible for enforcing the withholding tax have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for the PRC’s enterprise income tax purposes. Finally, dividends paid to stockholders with respect to their shares of our common stock or any gains realized from transfer of such shares may generally be subject to the PRC’s withholding taxes on such dividends or gains at a rate of 10% if the shareholders are deemed to be non-resident enterprises or at a rate of 20% if the shareholders are deemed to be non-resident individuals.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow the Company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

As of November 8, 2019, Jasper Lake Holdings Limited beneficially owns 50.82% of our outstanding common stock. Mr. Xiangyao Liu, our CEO and President, has sole voting and dispositive power of Jasper Lake Holdings Limited. As a result, this majority stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company.

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

YANGTZE RIVER PORT AND LOGISTICS LIMITED

Dated: November 11, 2019	By:	/s/ Xiangyao Liu
Xiangyao Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: November 11, 2019	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)